Form 10-Q
period 1996-09-30
AFP IMAGING CORP
filed 1996-11-13
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996

Commission File Number 0-10832

                            AFP Imaging Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                            13-2956272
-------------------------------                          ---------------------
(State or other jurisdiction of                          (IRS Employer ID No.)
incorporation or organization)

250 Clearbrook Road, Elmsford, New York                          10523
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (914) 592-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No
                                                -----     -----

The registrant had 7,082,767 shares of Common Stock outstanding as of October 31,1996.

                         PART I. Financial Information

The consolidated financial statements included herein have been prepared by AFP Imaging Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of AFP Imaging Corporation as of September 30, 1996 and June 30, 1996, and the results of its operations for the three month periods ended September 30, 1996 and 1995, and its cash flows for the three month periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
      Consolidated Balance Sheets -- September 30, 1996 and June 30, 1996

Assets                                              September 30,         June 30,
------                                                  1996                 1996
                                                    ------------         ------------
Current Assets:
  Cash and cash equivalents                           $2,847,696           $3,133,198
  Accounts receivable, less allowance
    for doubtful accounts of $222,600
    and $238,000 respectively                          4,543,770            6,020,129
  Inventories                                          7,152,440            7,530,128
  Prepaid expenses and other                             168,782              163,374
                                                    ------------         ------------

Total current assets                                  14,712,688           16,846,829
                                                    ------------         ------------

Property and Equipment, (at cost)                      7,026,817            7,103,500

Less accumulated depreciation                         (5,844,751)          (5,833,067)
                                                    ------------         ------------
                                                       1,182,066            1,270,433
                                                    ------------         ------------

Intangible Assets,
  net of accumulated amortization                      1,818,806            1,907,112
                                                    ------------         ------------

Other Assets                                             265,416              233,719
                                                    ------------         ------------


                                                     $17,978,976          $20,258,093
                                                    ============         ============

Liabilities and Stockholders' Equity                September 30,          June 30,
------------------------------------                    1996                 1996
                                                    ------------         ------------
Current Liabilities: (Note 3)
  Current portion of long-term debt                     $143,332             $214,620
  Accounts payable                                     1,397,035            1,364,937
  Accrued expenses                                     1,404,403            1,684,377
  Convertible subordinated debentures                    200,000              200,000
                                                    ------------         ------------
  Total current liabilities                            3,144,770            3,463,934
                                                    ------------         ------------

Long Term Debt (Note 3)                                5,398,581            7,278,072
                                                    ------------         ------------

Convertible Subordinated Debentures (Note 3)                  --              200,000
                                                    ------------         ------------
Stockholders' Equity
  Convertible Preferred Stock, Series A,
    1,750,000 authorized, 1,724,984
    shares issued and outstanding at
    September 30, 1996 and at June 30, 1996            2,564,876            2,564,876
  Convertible Preferred Stock, Series B,
    824,844 authorized, 711,872
    shares issued and outstanding at
    September 30, 1996 and at June 30, 1996              854,247              854,247
  Common Stock Warrants                                   25,314               25,314
  Common Stock, $.01 par value,
    30,000,000 shares authorized,
    7,082,767 shares issued and
    outstanding at September 30, 1996
    and June 30, 1996, respectively                       70,828               70,778
  Paid-in capital in excess of par                     8,178,243            8,175,793
  Retained deficit                                    (2,257,883)          (2,374,921)
                                                    ------------         ------------
  Net equity                                           9,435,625            9,316,087
                                                    ------------         ------------

                                                     $17,978,976          $20,258,093
                                                    ============         ============

        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Operations


                                                Three Months Ended
                                                   September  30,

                                              1996                1995
                                           ----------          ----------

Net Sales                                  $8,109,942          $8,106,512

Cost of Sales                               5,561,410           5,254,771
                                           ----------          ----------

     Gross Profit                           2,548,532           2,851,741
                                           ----------          ----------

Selling, General and
  Administrative Expenses                   2,105,202           2,236,836
Research and Development                      158,260             310,184
                                           ----------          ----------
                                            2,263,462           2,547,020
                                           ----------          ----------

     Operating income                         285,070             304,721
                                           ----------          ----------

Interest, net                                 143,032             201,930
                                           ----------          ----------

Income before provision for taxes             142,038             102,791

Provision for Income Taxes                     25,000              10,000
                                           ----------          ----------

Net Income                                   $117,038             $92,791
                                           ==========          ==========

NET INCOME PER
COMMON SHARE                                     $.01                $.01
                                           ==========          ==========

WEIGHTED AVERAGE NUMBER OF
SHARES AND SHARE EQUIVALENTS
WEIGHTED AVERAGE NUMBER OF
OUTSTANDING                                 9,830,100           7,305,700
                                           ==========          ==========

DIVIDENDS PER SHARE                              None                None


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                Consolidated Statements of Stockholders' Equity
             For The Three Months Ended September 30, 1996 and 1995

                                          Convertible  Convertible    Common               Paid-in Capital
                                           Preferred    Preferred      Stock       Common    In Excess of   Retained
                                           Stock (A)    Stock (B)    Warrants       Stock         Par        Deficit       Total
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance June 30, 1995                      $1,278,194  $        --      $25,314      $64,493   $7,245,516  $(3,075,449)  $5,538,068

    Issuance of 10,000 shares of
      common stock in connection with
      the conversion of stock options              --           --           --          100       11,150           --       11,250

    Conversion of 75,572 shares of
      preferred stock, Series A to 75,572
      shares of common stock                 (196,487)          --           --          756      195,731           --           --


    Net income for three months ended
      September 30,1995                            --           --           --           --           --       92,791       92,791
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance September 30, 1995                 $1,081,707  $        --      $25,314      $65,349   $7,452,397  $(2,982,658)  $5,642,109
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========


Balance June 30, 1996                      $2,564,876     $854,247      $25,314      $70,778   $8,175,793  $(2,374,921)  $9,316,087

    Issuance of  5,000 shares
      of common stock in connection with
      the conversion of stock options              --           --           --           50        2,450           --        2,500


    Net income for three months
      ended September 30, 1996                     --           --           --           --           --      117,038      117,038

Balance September 30, 1996                 $2,564,876     $854,247      $25,314      $70,828   $8,178,243  ($2,257,883)  $9,435,625
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========

               The accompanying notes to financial statements are
                     an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows

             For the Three Months Ended September 30, 1996 and 1995

                                                                     1996              1995
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                      $117,038          $92,791
     Adjustments to reconcile net income to net cash provided
     by operating activities-
           Depreciation and amortization                              214,692          296,905
     Change in assets and liabilities
         Decrease in accounts receivable                            1,476,359          458,717
         (Increase) Decrease in inventories                           377,688         (117,170)
         (Increase) in other assets and other                         (62,671)         (14,729)
         Increase (decrease) in accounts payable                       32,098         (675,244)
         (Decrease) in accrued expenses                              (279,974)        (967,427)
                                                                  -----------      -----------
         Total adjustments                                          1,758,192       (1,018,648)
                                                                  -----------      -----------
         Net cash provided by (used by) operating activities        1,875,230         (926,157)
                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (9,953)         (40,402)
     Payment for Purchase of acquisition assets,
              net of cash acquired                                         --       (3,710,367)
                                                                  -----------      -----------
         Net cash (used by) investing activities                       (9,953)      (3,750,769)
                                                                  -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing of debt                                                     --        4,640,601
     Repayments of debt                                            (2,150,779)        (384,556)
                                                                  -----------      -----------
         Net cash provided by (used by) financing activities       (2,150,779)       4,256,045
                                                                  -----------      -----------
         Net (decrease) in cash and cash equivalents                 (285,502)        (420,881)

CASH AND CASH EQUIVALENTS, at beginning of period                   3,133,198          523,590
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, at end of period                        $2,847,696         $102,709
                                                                  ===========      ===========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                          September 30, 1996 and 1995


(1)  General:

The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods, as described in the Company's financial statements, as of June 30, 1996, and for the year then ended, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

(2)  Net earnings per common share-

Net income per common share has been computed using the weighted average number of shares and share equivalents outstanding during the periods. The weighted average number of shares outstanding does not include common stock equivalents when there is a loss as their inclusion would be anitdilutive.

(3)  Long and Short Term Debt:

The Company has a $9.85 million revolver and term loan senior credit facility. It is collateralized by tangible and intangible assets, provides for restrictions on borrowings and requires that certain financial ratios and net worth be maintained. The Company is currently in compliance with all the terms and conditions of its credit facility. This facility matures in July 1997, at which time the Company expects to refinance with the same general terms and covenants from the current lender. Therefore, the Company has classified the revolver as a long term liability.

In August 1996, the Company made the scheduled sinking fund payment of $200,000 to an unaffiliated subordinate debenture holder.

(4)  Inventory:

The Company uses the gross margin method related to labor and overhead costs during interim periods for inventory valuation.

(5)  Income Taxes:

The Company's income tax provision is based on the income generated, offset by the net operating loss tax carry forwards generated in prior years.

Item 2: Management's Discussion and Analysis of 1996 Financial Condition and Results of Operation

Capital Resources and Liquidity


The Company's working capital at September 30, 1996 decreased approximately $1.8 million as the funds generated from current assets were used to reduce the long-term debt levels, offset by funds generated from operations.

The Company has a senior credit facility consisting of a $9.85 million revolver and term loan facility. This facility is sufficient to finance ongoing working capital requirements. The credit facility is secured by available and eligible inventory, accounts receivable, and specific intangibles. This facility requires that certain financial ratios and net worth amounts be maintained. The Company is currently in compliance with all of its financial ratios, covenants, and terms. This facility matures in July 1997, at which time the Company expects to refinance with the same general terms and covenants from the current lender. Therefore, the Company has classified the revolver as a long term liability.

The Company has made the scheduled annual sinking fund payment equal to 20% of the face value of the subordinated debentures to its remaining subordinated debt holder.

Capital expenditures for fiscal 1997 consist of appropriate replacements in the normal course of operations. The Company has committed to the purchase of a new Business Information System including the upgrade of existing computer hardware and a new fully integrated manufacturing software package. The Company has committed to a three year lease for the hardware and software costs, to minimize the use of working capital funds. The transaction will be recorded as a capital asset in accordance with Generally Accepted Accounting Principles.

The Company's historical cash flows have been favorable. The Company is dependent upon its existing credit facilities to finance its overall operations. At September 30, 1996 the Company had available $1.0 million unused lines of credit for short-term financing needs plus cash and cash equivalents of $2.8 million. The Company expects its need for working capital will continue to be financed by operations, and anticipates financing future capital equipment requirements principally from internally generated funds. The Company is presently unaware of any demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity within the foreseeable future.

Comparison of Three Months Fiscal 1997 Versus Three Months Fiscal 1996

Sales stayed relatively constant between the two periods. There was a decline in graphic arts sales offset by an increase in medical and dental sales. Gross profit as a percent of sales declined 3.8 percentage points due to a 3% net change in material costs and a reclassification of certain overheads costs. The net increase in material costs can be attributed to the sale of more distributor goods which generally have a lower gross margin.

Selling, general and administrative costs decreased $132,000 or 6% due to the reclassification of certain overhead costs, as mentioned above, and $55,000 less in amortization charges.

Research and development costs decreased $152,000 or 49%. The Company continues to re-evaluate the market potential and investment products versus the distribution of alternative outsourced products with respect to each anticipated return on investment. The Company has reduced the associated internal engineering and related costs.

Interest expense, net decreased $59,000 or 30% due to $28,000 less in interest charges and $31,000 additional interest income earned. Long-term debt was reduced by $2.1 million during the quarter and the private equity placement of $2.5 million was completed October 1995.

                           Part II Other Information

Item 6:    Exhibits and Reports on Form 8-K.

(a)        Exhibits
           None

(b)        Reports on Form 8-K
           None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.




Date:  November 12, 1996                         _________________________

                                                 David Vozick
                                                 Chairman of the Board
                                                 Secretary, Treasurer
                                                 (Principal Financial Officer)


Date:  November 12, 1996                         _________________________

                                                 Donald Rabinovitch
                                                 President and Director
                                                 (Principal Executive Officer)