Form 10-Q
period 1996-12-31
AFP IMAGING CORP
filed 1997-02-12
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1996
                  -----------------

Commission File Number 0-10832
                       -------

                            AFP Imaging Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                             13-2956272
-------------------------------                           ---------------------
(State or other jurisdiction of                           (IRS Employer ID No.)
incorporation or organization)

250 Clearbrook Road, Elmsford, New York                          10523
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         (914) 592-6100
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X       No
                                                -------      -------

The registrant had 7,160,518 shares of Common Stock outstanding as of January 31,1997.

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

In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of AFP Imaging Corporation as of December 31, 1996 and June 30, 1996, and the results of its operations for the three and six month periods ended December 31, 1996 and 1995, and its cash flows for the six month periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
       Consolidated Balance Sheets - December 31, 1996 and June 30, 1996

Assets                                               December 31,           June 30,
------                                                   1996                 1996
                                                     ------------         ------------
Current Assets:
  Cash and cash equivalents                          $  2,772,857         $  3,133,198
  Accounts receivable, less allowance
    for doubtful accounts of $212,200
    and $238,000 respectively                           4,986,849            6,020,129
  Inventories                                           6,436,799            7,530,128
  Prepaid expenses and other                              197,567              163,374
                                                     ------------         ------------

Total current assets                                   14,394,072           16,846,829
                                                     ------------         ------------

Property and Equipment, (at cost)                       7,113,289            7,103,500

Less accumulated depreciation                          (5,930,451)          (5,833,067)
                                                     ------------         ------------
                                                        1,182,838            1,270,433
                                                     ------------         ------------
Intangible Assets,
  net of accumulated amortization                       1,730,502            1,907,112
                                                     ------------         ------------

Other Assets                                              313,763              233,719
                                                     ------------         ------------

                                                     $ 17,621,175         $ 20,258,093
                                                     ============         ============

Liabilities and Stockholders' Equity                 December 31,           June 30,
------------------------------------                     1996                 1996
                                                     ------------         ------------
Current Liabilities: (Note 3)
  Current portion of long-term debt                  $    126,665         $    214,620
  Accounts payable                                      1,261,647            1,364,937
  Accrued expenses                                      1,468,346            1,684,377
  Convertible subordinated debentures                     200,000              200,000
                                                     ------------         ------------
  Total current liabilities                             3,056,658            3,463,934
                                                     ------------         ------------
Long Term Debt (Note 3)                                 4,765,425            7,278,072
                                                     ------------         ------------

Convertible Subordinated Debentures (Note 3)                 --                200,000
                                                     ------------         ------------
Stockholders' Equity
  Convertible Preferred Stock, Series A,
      1,750,000 authorized, 1,649,908 and
      1,724,968 shares issued and outstanding
      at December 31, 1996 and
      June 30, 1996, respectively                       2,474,804            2,564,876
  Convertible Preferred Stock, Series B,
      824,844 authorized, 711,872
      shares issued and outstanding
      at December 31, 1996 and June 30, 1996,
      respectively                                        854,247              854,247
  Common Stock Warrants                                    25,314               25,314
  Common Stock, $.01 par value,
      30,000,000 shares authorized, 7,160,518
      and 7,077,767 shares issued and
      outstanding at December 31, 1996
      and June 30, 1996, respectively                      71,606               70,778
  Paid-in capital in excess of par                      8,267,537            8,175,793
  Retained deficit                                     (1,894,416)          (2,374,921)
                                                     ------------         ------------
  Net equity                                            9,799,092            9,316,087
                                                     ------------         ------------
                                                     $ 17,621,175         $ 20,258,093
                                                     ============         ============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Operations

                                          Three Months Ended               Six Months Ended
                                              December 31,                    December 31,

                                          1996            1995            1996            1995
                                      -----------     -----------     -----------     -----------
Net Sales                             $ 9,142,343     $ 8,749,659     $17,252,285     $16,856,171

Cost of Sales                           6,198,542       5,743,519      11,759,952      10,998,290
                                      -----------     -----------     -----------     -----------

     Gross Profit                       2,943,801       3,006,140       5,492,333       5,857,881
                                      -----------     -----------     -----------     -----------

Selling, General and
  Administrative Expenses               2,225,804       2,379,683       4,331,006       4,616,519
Research and Development                  210,714         351,922         368,974         662,106
                                      -----------     -----------     -----------     -----------
                                        2,436,518       2,731,605       4,699,980       5,278,625
                                      -----------     -----------     -----------     -----------

     Operating income                     507,283         274,535         792,353         579,256
                                      -----------     -----------     -----------     -----------

Interest, net                             113,816         201,482         256,848         403,412
                                      -----------     -----------     -----------     -----------

Income before provision for taxes         393,467          73,053         535,505         175,844

Provision for Income Taxes                 30,000           5,000          55,000          15,000
                                      -----------     -----------     -----------     -----------

Net Income                            $   363,467     $    68,053     $   480,505     $   160,844
                                      ===========     ===========     ===========     ===========

NET INCOME PER
COMMON SHARE                          $       .04     $       .01     $       .05     $       .02
                                      ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
SHARES AND SHARE EQUIVALENTS
WEIGHTED AVERAGE NUMBER OF
OUTSTANDING                             9,888,700       9,987,300       9,859,800       8,860,100
                                      ===========     ===========     ===========     ===========


DIVIDENDS PER SHARE                          None            None            None            None

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                Consolidated Statements of Stockholders' Equity
              For The Six Months Ended December 31, 1996 and 1995

                                          Convertible  Convertible   Common              Paid-in Capital
                                           Preferred    Preferred     Stock     Common     In Excess of   Retained
                                            Stock (A)    Stock (B)  Warrants     Stock          Par        Deficit       Total
                                           ----------   ---------   ---------  ---------    ----------   -----------   ----------
Balance June 30, 1995                      $1,278,194   $    --     $  25,314  $  64,493    $7,245,516   $(3,075,449)  $5,538,068

    Issuance of 59,880 shares of
      common stock in connection with
      the conversion of stock options            --          --          --          599        60,531          --         61,130

    Conversion of 138,072 shares of
      preferred stock, Series A to 138,072
      shares of common stock                 (358,987)       --          --        1,381       357,606          --           --

    Conversion of Subordinated
      Debentures to common stock                 --          --          --        4,308       512,692          --        517,000

    Issuance of 1,371,461 shares of
      preferred stock, Series A at
      $1.20 per share                       1,645,753        --          --         --            --            --      1,645,753

    Issuance of 711,872 shares of
      preferred stock, Series B at
      $1.20 per share                            --       854,247        --         --            --            --        854,247

    Net income for six months ended
      December 31, 1995                          --          --          --         --            --         160,844      160,844
                                           ----------   ---------   ---------  ---------    ----------   -----------   ----------

Balance December 31, 1995                  $2,564,960   $ 854,247   $  25,314  $  70,781    $8,176,345   $(2,914,605)  $8,777,042
                                           ==========   =========   =========  =========    ==========   ===========   ==========

Balance June 30, 1996                      $2,564,876   $ 854,247   $  25,314  $  70,778    $8,175,793   $(2,374,921)  $9,316,087

    Issuance of  5,000 shares
      of common stock in connection with
      the conversion of stock options            --          --          --           50         2,450          --          2,500

    Conversion of 75,060 shares of
      preferred stock, Series A to 77,751
      shares of common stock                  (90,072)       --          --          778        89,294          --           --

    Net income for six months
      ended December 31, 1996                    --          --          --         --            --         480,505      480,505
                                           ----------   ---------   ---------  ---------    ----------   -----------   ----------


Balance December 31, 1996                  $2,474,804   $ 854,247   $  25,314  $  71,606    $8,267,537   $(1,894,416)  $9,799,092
                                           ==========   =========   =========  =========    ==========   ===========   ==========

             The accompanying notes to financial statements are an
                      integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows

              For the Six Months Ended December 31, 1996 and 1995

                                                                      1996            1995
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                   $   480,505      $   160,844
     Adjustments to reconcile net income to net cash provided
     by operating activities-
         Depreciation and amortization                                420,160          591,585
     Change in assets and liabilities
         Decrease in accounts receivable                            1,033,280           41,627
         (Increase) Decrease in inventories                         1,093,329         (480,873)
         (Increase) in other assets and other                        (171,267)          23,492
         (Decrease) in accounts payable                              (103,290)        (590,150)
         (Decrease) in accrued expenses                              (216,031)      (1,002,654)
                                                                  -----------      -----------
         Total adjustments                                          2,056,181       (1,416,973)
                                                                  -----------      -----------
         Net cash provided by (used by) operating activities        2,536,686       (1,256,129)
                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                             (96,425)         (97,388)
     Issuance of Preferred Stock, Series A and B                         --          2,500,000
     Payment for Purchase of acquisition assets,
              net of cash acquired                                       --         (3,710,367)
                                                                  -----------      -----------
         Net cash (used by) investing activities                      (96,425)      (1,307,755)
                                                                  -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing of debt                                                   --          5,098,071
     Repayments of debt                                            (2,800,602)        (435,319)
                                                                  -----------      -----------
         Net cash provided by (used by) financing activities       (2,800,602)       4,662,752
                                                                  -----------      -----------
         Net increase (decrease) in cash and cash equivalents        (360,341)       2,098,868

CASH AND CASH EQUIVALENTS, at beginning of period                   3,133,198          523,590
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, at end of period                       $ 2,772,857      $ 2,622,458
                                                                  ===========      ===========

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995


(1)  General:

The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods, as described in the Company's financial statements, as of June 30, 1996, and for the year then ended, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

(2)  Net earnings per common share:

Net income per common share has been computed using the weighted average number of shares and share equivalents outstanding during the periods. The weighted average number of shares outstanding does not include common stock equivalents when there is a loss as their inclusion would be anitdilutive.

(3)  Long and Short Term Debt:

The Company has a $9.85 million revolver and term loan senior credit facility. It is collateralized by tangible and intangible assets, provides for restrictions on borrowings and requires that certain financial ratios and net worth be maintained. The Company is currently in compliance with all the terms and conditions of its credit facility. This facility matures in July 1997, at which time the Company expects to refinance with the same general terms and covenants from the current lender. Therefore, the Company has classified the revolver as a long-term liability.

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

Item 2: Management's Discussion and Analysis of Fiscal 1997 Financial Condition and Results of Operation


Capital Resources and Liquidity

The Company's working capital at December 31, 1996 decreased approximately $2,045,000 as the funds generated from current assets were used to reduce the long-term debt levels, offset by funds generated from operations.

The Company has a senior credit facility consisting of a $9.85 million revolver and term loan facility. This facility is sufficient to finance ongoing working capital requirements. The credit facility is secured by available and eligible inventory, accounts receivable, and specific intangibles. This facility requires that certain financial ratios and net worth amounts be maintained. The Company is currently in compliance with all of its financial ratios, covenants, and terms. This facility matures in July 1997, at which time the Company expects to refinance with the same general terms and covenants from the current lender. Therefore, the Company has classified the revolver as a long-term liability.

The Company has made the scheduled annual sinking fund payment equal to 20% of the face value of the subordinated debentures to its remaining subordinated debt holder. The final payment is due July 1997.

Capital expenditures for fiscal 1997 consist of appropriate replacements in the normal course of operations, with specific improvement of computer work stations. The Company has committed to the purchase of a new Business Information System including the upgrade of existing computer hardware and a new fully integrated manufacturing software package. The Company has committed to a three year lease for the hardware and software costs, to minimize the use of working capital funds. The transaction will be recorded as a capital leased asset in accordance with Generally Accepted Accounting Principles.

The Company's historical cash flows have been favorable. The Company is dependent upon its existing credit facilities to finance its overall operations. At December 31, 1996 the Company had available $2.1 million unused lines of credit for short-term financing needs plus cash and cash equivalents of $2.7 million. The Company expects its need for working capital will continue to be financed by operations, and anticipates financing future capital equipment requirements principally from internally generated funds. The Company is presently unaware of any demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity within the foreseeable future.

Comparison of Six Months Fiscal 1997 Versus Six Months Fiscal 1996

Sales increased $396,100 or 2% between the two periods. There was a decline in graphic arts sales due to changing market conditions offset by an increase in medical and dental sales. Gross profit as a percent of sales declined 2.9 percentage points due to a 2% net increase in material costs and a reclassification of certain overheads costs. The net increase in material costs can be attributed to the increased sales of distributor goods, which generally have lower gross margins.

Selling, general and administrative costs decreased $285,000 or 6% due to the reclassification of certain overhead costs, as mentioned above, and $171,000 less in amortization charges.


Research and development costs decreased $293,100 or 44%. The Company continues to re-evaluate the market potential and investment in products versus the distribution of alternative outsourced products with respect to each's anticipated profitability. The Company continues to invest in sustaining engineering and related costs while the market potential and return of other new products is being analyzed.

Interest expense, net decreased $146,500 or 36% due to $103,000 less in interest charges and $44,000 additional interest income earned. Long-term debt was reduced by $2.7 million during the period and the private equity placement of $2.5 million was completed October 1995.

Second Quarter Fiscal 1997 versus Second Quarter 1996

Net sales increased $393,000 or 4%. The dental and digital medical products showed the most significant increase this quarter. Gross profit as a percent of sales decreased 2.2 percentage points due to increases in the material cost of goods, as explained previously. The aggregate of the expense items decreased $295,100 or 11% in the second quarter for the same reasons as the six months period. Interest expense net decreased 43% in this quarter due to a $634,000 reduction in long-term debt.


                           Part II Other Information

Item 4:  Submission of Matters to a Vote of Security Holders

On December 19, 1996, the Company held an Annual Meeting of Shareholders to (1) elect five directors for a term of one year or until their successors are duly elected and (2) ratify the appointment of Arthur Andersen LLP as the independent public accountant for the year ending June 30, 1997. The nominees for election to the Board of Director received the following votes:

                                         For Election     Withhold Authority
                                         ------------     ------------------
                  David Vozick            8,173,934            19,439
                  Donald Rabinovitch      8,173,934            19,439
                  Robert Rosen            8,173,934            19,439
                  Frank O'Bryan           8,173,934            19,439
                  Robert Blatt            8,173,934            19,439

In connection with the appointment of Arthur Andersen LLP as the independent public accountants, 8,185,453 shares voted for, 4,200 voted against and 3,720 shares abstained

Item 6:    Exhibits and Reports on Form 8-K.

(a)        Exhibits
           None


(b)        Reports on Form 8-K
           None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



Date:  February 10, 1997                      _______________________________

                                              David Vozick
                                              Chairman of the Board
                                              Secretary, Treasurer
                                              (Principal Financial Officer)



Date:  February 10, 1997                      _______________________________

                                              Donald Rabinovitch
                                              President and Director
                                              (Principal Executive Officer)