Form 10-Q/A
period 1996-12-31
AFP IMAGING CORP
filed 1997-04-17
CIK 319126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1996

Commission File Number 0-10832

                             AFP Imaging Corporation
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                               13-2956272
 ----------------------------                ---------------------
(State or other jurisdiction of              (IRS Employer ID No.)
incorporation or organization)

250 Clearbrook Road, Elmsford, New York             10523
-----------------------------------------          -------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:         (914) 592-6100
                                                           ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----   ----

The registrant had 7,160,518 shares of Common Stock outstanding as of January 31, 1997.

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10Q/A to the Quarterly Report on Form 10Q ("Form 10Q") for the quarter ended December 31, 1996, of AFP Imaging Corporation, a New York corporation ("the Company"), is submitted in order to supply Exhibit 27.1, Financial Data Schedule which was inadvertently omitted from the Company's Form 10Q. Therefore, the Company hereby amends its Form 10Q in accordance with Rule 12b-15 under the Securities Exchange Act of 1934.

                                  PART II
                             OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-k

            (a)  Exhibits

                 27.1   Financial Data Schedule

EXHIBIT INDEX

Exhibit No.            Description

27.1             Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Date:  April 18, 1997             /s/ David Vozick
                                  ---------------------------------------
                                  DAVID VOZICK
                                  Chairman of the Board
                                  Secretary, Treasurer
                                  (Principal Financial Officer)

Date:  April 18, 1997             /s/ Donald Rabinovitch
                                  ---------------------------------------
                                  DONALD RABINOVITCH
                                  President and Director
                                  (Principal Executive Officer)