Form 10-Q
period 1997-03-31
AFP IMAGING CORP
filed 1997-05-13
CIK 319126

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1997
                  --------------

Commission File Number 0-10832
                       --------

                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

          New York                                            13-2956272
-------------------------------                         ---------------------
(State or other jurisdiction of                         (IRS Employer ID No.)
incorporation or organization)

250 Clearbrook Road, Elmsford, New York                        10523
---------------------------------------                        -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (914) 592-6100
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The registrant had 7,170,518 shares of Common Stock outstanding as of March 31,1997.

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

In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of AFP Imaging Corporation as of March 31, 1997 and June 30, 1996, and the results of its operations for the three and nine month periods ended March 31, 1997 and 1996, and its cash flows for the nine month periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
         Consolidated Balance Sheets - March 31, 1997 and June 30, 1996
         --------------------------------------------------------------

Assets                                                      March 31,            June 30,
------                                                       1997                 1996
                                                         -----------           ----------

Current Assets:
    Cash and cash equivalents                            $ 2,899,447          $ 3,133,198
    Accounts receivable, less allowance
       for doubtful accounts of $215,000
       and $238,000 respectively                           4,757,252            6,020,129
    Inventories                                            6,184,918            7,530,128
    Prepaid expenses and other                               100,061              163,374
                                                         -----------          -----------

Total current assets                                      13,941,678           16,846,829
                                                         -----------           ----------

Property and Equipment, (at cost)                          7,174,125            7,103,500

Less accumulated depreciation                             (6,012,951)          (5,833,067)
                                                         -----------           ----------
                                                           1,161,174            1,270,433
                                                         -----------           ----------
Intangible Assets,
    net of accumulated amortization                        1,642,198            1,907,112
                                                         -----------           ----------

Other Assets                                                 233,178              233,719
                                                         -----------           ----------

                                                         $16,978,228          $20,258,093
                                                         ===========           ==========


Liabilities and Stockholders' Equity                        March 31,           June 30,
------------------------------------                          1997                 1996
                                                          ----------           ----------
Current Liabilities:   (Note 3)
    Current portion of long-term debt                    $   110,000          $   214,620
    Accounts payable                                       1,710,138            1,364,937
    Accrued expenses                                       1,612,863            1,684,377
    Convertible subordinated debentures                      200,000              200,000
                                                         -----------          -----------

    Total current liabilities                              3,633,001            3,463,934
                                                         -----------          -----------
    Long Term Debt (Note 3)                                3,016,024            7,278,072

Convertible Subordinated Debentures (Note 3)                     -                200,000
                                                         -----------          -----------
Stockholders' Equity
    Convertible Preferred Stock, Series A,
        1,750,000 authorized, 1,649,908 and
        1,724,968 shares issued and outstanding
        at March 31, 1997 and
        June 30, 1996, respectively                        2,474,804            2,564,876
Convertible Preferred Stock, Series B,
        824,844 authorized, 711,872
        shares issued and outstanding
     at March 31, 1997 and June 30, 1996,
        respectively                                         854,247              854,247
Common Stock Warrants                                         25,314               25,314
Common Stock, $.01 par value,
        30,000,000 shares authorized, 7,170,518
        and 7,077,767 shares issued and
        outstanding at March 31, 1997
        and June 30, 1996, respectively                       71,706               70,778
Paid-in capital in excess of par                           8,277,437            8,175,793
Retained deficit                                          (1,374,305)          (2,374,921)
                                                          ----------           ----------
Net equity                                                10,329,203            9,316,087
                                                          ----------           ----------

                                                         $16,978,228          $20,258,093
                                                          ==========           ==========

                     The accompanying notes to consolidated
       financial statements are an integral part of these balance sheets.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      -------------------------------------

                                                      Three Months Ended
                                                          March 31,

                                                   1997              1996
                                                   ----              ----

Net Sales                                       $9,217,711        $8,928,072

Cost of Sales                                    6,157,415         6,045,291
                                                ----------         ---------

     Gross Profit                                3,060,296         2,882,781
                                                 ---------         ---------

Selling, General and
  Administrative Expenses                        2,174,388         2,333,536
Research and Development                           222,109           336,937
                                                   -------           -------
                                                 2,396,497         2,670,473
                                                 ---------         ---------

     Operating income                              663,799           212,308
                                                   -------           -------

Interest, net                                       78,687           184,524
                                                    ------           -------

Income before provision for taxes                  585,112            27,784

Provision for Income Taxes                          65,000             3,000
                                                    ------             -----

Net Income                                        $520,112           $24,784
                                                  ========           =======

NET INCOME PER
COMMON SHARE                                        $  .05              $  -
                                                    ======              ====

WEIGHTED AVERAGE NUMBER OF
SHARES AND SHARE EQUIVALENTS
WEIGHTED AVERAGE NUMBER OF
OUTSTANDING                                     10,047,985         9,836,188
                                                ==========         =========

DIVIDENDS PER SHARE                                   None              None


                                                       Nine Months Ended
                                                           March 31,

                                                    1997             1996
                                                    ----             ----

Net Sales                                      $26,469,996       $25,784,243

Cost of Sales                                   17,917,367        17,043,581
                                                ----------        ----------

     Gross Profit                                8,552,629         8,740,662
                                                 ---------         ---------

Selling, General and
  Administrative Expenses                        6,505,394         6,950,055
Research and Development                           591,083           999,043
                                                   -------           -------
                                                 7,096,477         7,949,098
                                                 ---------         ---------

     Operating income                            1,456,152           791,564
                                                 ---------           -------

Interest, net                                      335,536           587,936
                                                   -------           -------

Income before provision for taxes                1,120,616           203,628

Provision for Income Taxes                         120,000            18,000
                                                   -------            ------

Net Income                                      $1,000,616          $185,628
                                                ==========          ========

NET INCOME PER
COMMON SHARE                                        $  .10              $.02
                                                    ======              ====

WEIGHTED AVERAGE NUMBER OF
SHARES AND SHARE EQUIVALENTS
WEIGHTED AVERAGE NUMBER OF
OUTSTANDING                                      9,930,148         9,189,119
                                                 =========         =========

DIVIDENDS PER SHARE                                   None              None

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                For The Nine Months Ended March 31, 1997 and 1996
                -------------------------------------------------

                                       Convertible        Convertible            Common
                                         Preferred          Preferred             Stock           Common
                                         Stock (A)          Stock (B)          Warrants            Stock
                                         ---------          ---------          --------        ---------

Balance June 30, 1995                    $1,278,194           $ ---            $25,314           $64,493

    Retirement of 444 shares of
      common stock at $1.44 per share                                                                 (4)

    Issuance of 59,880 shares of
      common stock in connection with
      the conversion of stock options           ---             ---                ---               599

    Conversion of 138,088 shares of
      preferred stock, Series A to
      138,088 shares of common stock       (359,029)            ---                ---             1,381

    Conversion of Subordinated
      Debentures to common stock                ---             ---                ---             4,308

    Issuance of 1,371,461 shares of
      preferred stock, Series A at
      $1.20 per share                     1,645,753             ---                ---               ---

    Issuance of 711,872 shares of
      preferred stock, Series B at
      $1.20 per share                           ---         854,247                ---               ---

    Net income for nine months ended
      March 31,1996                             ---             ---                ---               ---
                                         ----------       ---------            -------           -------

Balance March 31, 1996                   $2,564,918       $ 854,247            $25,314           $70,777
                                         ==========       =========            =======           =======

Balance June 30, 1996                    $2,564,876        $854,247            $25,314           $70,778

    Issuance of  15,000 shares
      of common stock in connection
      with the conversion of stock
      options                                   ---             ---                ---               150

    Conversion of 75,060 shares of

      preferred stock, Series A to
      77,751 shares of common stock         (90,072)            ---                ---               778

    Net income for nine months
      ended March 31, 1997                      ---             ---                ---               ---
                                         ----------       ---------            -------           -------

Balance March 31, 1997                   $2,474,804        $854,247            $25,314           $71,706
                                         ==========        ========            =======           =======

                                           Paid-in Capital
                                              In Excess of        Retained
                                                       Par         Deficit           Total
                                         -----------------         -------           -----

Balance June 30, 1995                         $7,245,516       $(3,075,449)       $5,538,068

    Retirement of 444 shares of
      common stock at $1.44 per share               (635)                               (639)

    Issuance of 59,880 shares of
      common stock in connection with
      the conversion of stock options             60,531               ---            61,130

    Conversion of 138,088 shares of
      preferred stock, Series A to
      138,088 shares of common stock             357,648               ---               ---

    Conversion of Subordinated
      Debentures to common stock                 512,692               ---           517,000

    Issuance of 1,371,461 shares of
      preferred stock, Series A at
      $1.20 per share                                ---               ---         1,645,753

    Issuance of 711,872 shares of
      preferred stock, Series B at
      $1.20 per share                                ---               ---           854,247

    Net income for nine months ended
      March 31,1996                                  ---           185,628           185,628
                                              ----------       ------------       ----------

Balance March 31, 1996                        $8,175,752       $(2,889,821)       $8,801,187
                                              ==========       ============       ==========

Balance June 30, 1996                         $8,175,793       $(2,374,921)       $9,316,087

    Issuance of  15,000 shares
      of common stock in connection
      with the conversion of stock

      options                                     12,350               ---            12,500

    Conversion of 75,060 shares of
      preferred stock, Series A to
      77,751 shares of common stock               89,294               ---               ---

    Net income for nine months
      ended March 31, 1997                           ---         1,000,616         1,000,616
                                              ----------       ------------       ----------

Balance March 31, 1997                        $8,277,437       $(1,374,305)      $10,329,203
                                              ==========       ============      ===========

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                For the Nine Months Ended March 31, 1997 and 1996
                -------------------------------------------------

                                                                                           1997                     1996
                                                                                           ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                        $1,000,616                  $185,628
     Adjustments to reconcile net income to net cash provided
     by operating activities-
           Depreciation and amortization                                                  622,428                   830,983
     Change in assets and liabilities
         Decrease in accounts receivable                                                1,262,877                   246,386
         (Increase) Decrease in inventories                                             1,345,210                (1,717,650)
         (Increase) Decrease in other assets and other                                    (14,640)                   79,890
         (Decrease) Increase in accounts payable                                          345,201                  (381,223)
         (Decrease) in accrued expenses                                                   (71,514)               (1,001,123)
                                                                                           ------                -----------

         Total adjustments                                                              3,489,562                (1,942,737)
                                                                                        ---------                 ----------
         Net cash provided by (used by) operating activities                            4,490,178                (1,757,109)
                                                                                        ---------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                                (157,261)                 (165,946)
     Issuance of Preferred Stock, Series A and B                                              ---                 2,500,000
     Payment for Purchase of acquisition assets,
              net of cash acquired                                                            ---                (3,710,367)
                                                                                       ----------                -----------

         Net cash (used by) investing activities                                         (157,261)               (1,376,313)
                                                                                          -------                 ----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing of debt                                                                        ---                 5,750,861
     Repayments of debt                                                                (4,566,668)                 (479,486)
                                                                                        ---------                  ---------
         Net cash provided by (used by) financing activities                           (4,566,668)                5,271,375
                                                                                        ---------                 ---------

         Net increase (decrease) in cash and cash equivalents                            (233,751)                2,137,953

CASH AND CASH EQUIVALENTS, at beginning of period                                       3,133,198                   523,590
                                                                                        ---------                   -------


CASH AND CASH EQUIVALENTS, at end of period                                            $2,899,447                $2,661,543
                                                                                       ==========                ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 1997 and 1996
                             -----------------------

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

(6) Subsequent Event:

On April 17, 1997, the Company acquired Regam Medical Systems International AB ("Regam") of Sundsvall, Sweden. Regam is a leading manufacturer of a filmless, digital dental radiography system. Regam has an installed base of over 3,500 units in Europe and Asia. The acquisition will be accounted for under the purchase method. Existing capital funds were used to acquire Regam.

Item 2: Management's Discussion and Analysis of Fiscal 1997 Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company's working capital at March 31, 1997 decreased approximately $2,457,200. The funds generated from current assets were used to reduce the long-term debt levels, offset by funds generated from operations. In the past nine months, the Company has reduced debt by $4.38 million.

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

The Company has made the scheduled annual sinking fund payment equal to 20% of the face value of the subordinated debentures to its remaining subordinated debt holder. The final payment is due August 1, 1997.

Capital expenditures for fiscal 1997 consist of appropriate replacements in the normal course of operations, with specific improvement of computer work stations. The Company has committed to the purchase of a new Business Information System including the upgrade of existing computer hardware and a new fully integrated manufacturing software package. The Company has committed to a three year lease for the hardware and software costs, to minimize the use of working capital funds. The transaction will be recorded as a capital leased asset in accordance with Generally Accepted Accounting Principles, once the system is operational.

The Company's historical cash flows have been favorable. The Company is dependent upon its existing credit facilities to finance its overall operations. At March 31, 1997 the Company had available $3.2 million of unused lines of credit for short-term financing needs plus cash and cash equivalents of $2.9 million, a portion of which was used for the Regam acquisition. The Company expects its need for working capital will continue to be financed by operations, and anticipates financing future capital equipment requirements principally from internally generated funds. The Company is presently unaware of any other demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity within the foreseeable future.

Comparison of Nine Months Fiscal 1997 Versus Nine Months Fiscal 1996

Sales increased $685,800 or 2.7% between the two periods. There was a decline in graphic arts sales due to changing market conditions offset by an increase in medical and dental sales. Gross profit as a percent of sales decreased 1.6 percentage points due to a 2% net increase in material costs and a reclassification of certain overheads costs. The net increase in material costs can be attributed to the increased sales of distributor goods, which generally have lower gross margins.

Selling, general and administrative costs decreased $445,000 or 6% due to the reclassification of certain overhead costs, elimination of redundant costs and lower amortization charges.

Research and development costs decreased $408,000 or 41%. The Company continues to re-evaluate the market potential and investment in product engineering versus the distribution of alternative outsourced products with respect to each's anticipated profitability. The Company continues to invest in sustaining engineering and related costs while the market potential and return of other new products is being analyzed.

Interest expense, net decreased $252,000 or 43% due to $205,000 less in interest charges and $47,000 additional interest income earned. Long-term debt was reduced by $4.38 million during the period and the private equity placement of $2.5 million was completed October 1995.

Third Quarter Fiscal 1997 versus Second Quarter 1996

Net sales increased $290,000 or 4%. The dental and digital medical products showed the most significant increase this quarter. Gross profit as a percent of sales increased 1.0 percentage point due to the slight increases in the material cost of goods, offset by reallocation of overhead costs below the gross margin, as explained previously. The aggregate of the expense items decreased $274,000 or 10% in the third quarter for the same reasons as the nine months period. Interest expense net decreased $102,000 or 48% in this quarter due to a $1.8 million reduction in debt.

                            Part II Other Information

Item 6: Exhibits and Reports on Form 8-K.

(a)  Exhibits

     A Financial Data Schedule (27) as part of Form 10Q/A was filed on April 18, 1997, to amend the December 31, 1996 Form 10Q.

     27. Financial Data Schedule

(b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed on May 2, 1997 to report the acquisition of Regam Medical Systems International AB of Sundsvall, Sweden. The financial statements for Regam Medical Systems International AB for the year ended August 31, 1996 will be filed in connection with the Current Report on Form 8-K/A.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Date:  May 13, 1997                             /s/ David Vozick
                                                -----------------------------
                                                David Vozick
                                                Chairman of the Board
                                                Secretary, Treasurer
                                                (Principal Financial Officer)

Date:  May 13, 1997                             /s/ Donald Rabinovitch
                                                -----------------------------
                                                Donald Rabinovitch
                                                President and Director
                                                (Principal Executive Officer)