Form 10-K405
period 1997-06-30
AFP IMAGING CORP
filed 1997-09-26
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

     [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 1997
                                                           -------------
                                     or

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-10832
                                                 -------

                             AFP Imaging Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   New York                              13-2956272
       -------------------------------               -------------------
       (State or other jurisdiction of                  (IRS Employer
        incorporation or organization)               Identification No.)

                     250 Clearbrook Road, Elmsford, NY 10523
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number:  (914)592-6100

Securities registered pursuant Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                      Common Stock, par value .01 per share
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X]
                           ---                      ---
                           Yes                      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained,

to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the Registrant's Common stock held by non-affiliates of the Registrant as of August 29, 1997 was approximately $9,208,065. On such date, the averages of the closing bid and asked prices of the Common Stock, as quoted by the Nasdaq SmallCap Market, was $2 7/16.

The registrant had 7,471,185 shares of Common Stock outstanding as of August 29, 1997,

The Company's Proxy Statement for the 1997 Annual Meeting of Shareholders tentatively scheduled for December 18, 1997 is hereby incorporated by reference into Part III of this Form 10K.

Part I

Item 1. Business

a) General Development of Business

AFP Imaging Corporation (the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since its inception, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for producing "hard copy" images by chemical processing photosensitive materials as well as manufacturing other electro/optical imaging equipment. These products have been adapted to medical, industrial, dental and graphic arts applications. The Company's products are distributed to worldwide markets through a network of dealers.

On July 14, 1997, the Company completed the renegotiation of its credit facility with its senior secured lender. The general terms, conditions and covenants are substantially the same as prior to such negotiation, except that the Company renegotiated a lower interest rate and a broader borrowing base.

On April 17, 1997, the Company expanded its dental imaging business by the acquisition of Regam Medical Systems International AB ("Regam"), a Swedish company. Regam is a manufacturer of a filmless digital dental radiography system, with an installed base of over 3,500 units in Europe and Asia. The purchase price of $2.9 million consisted of cash, notes payable and a contingent royalty. The Company financed the cash portion of the purchase price from available cash on hand.

On August 6, 1996, the Company sold its fluoroscopic imaging inventories located in Richmond, Virginia. The Company realized a loss of approximately $60,000 on this transaction which loss had been accrued as of June 30, 1996. The assets of this division were not material to the total assets of the Company.

As discussed in "Competition", the Company's products are subject to competition from the development of new technologies, products and services by well established competitors who may have greater financial resources, facilities and organization than the Company. Accordingly, the Company's product lines are susceptible to relatively short life cycles.

b) Financial Information about Industry Segments

The Company is engaged in only one industry segment and management believes that all of its products and services fall within one class of similar or related products and services.

c) Narrative Description of Business

Principal Products and Services

Medical, Dental and Industrial X-Ray Processors & Accessories

The Company manufactures and distributes a line of free-standing and table top medical, dental and industrial x-ray film processors. Various models of these machines are capable of processing or developing up to 400 films per hour. The exposed film is inserted into equipment and returned to the operator developed, fixed, washed and dried. The equipment can be located either in a dark room site or adapted to a daylight, self-loading system. These units are used for diagnostic x-ray imaging and industrial, non-destructive testing applications. The Company's products are distributed worldwide through an unaffiliated dealer network.

Digital Dental Imaging Systems

The Company manufactures and distributes a filmless digital dental radiography system, based on electronic imaging technology. Such technology creates dental images on a computer screen that operates in a Windows based software environment. Currently, these products are being sold in Europe, Latin America and Asia. The Company will introduce these products into North American markets in fiscal 1998.

Diagnostic Imagers and Viewers

The Company manufactures a line of digital and analog multiformat compact cameras to permanently record and document the images produced during diagnostic examinations from several different applications. The cameras can produce anywhere from one to six images on films that can be processed and developed in Company manufactured film processors. The Company has the distribution rights to a line of European monitors specifically designed for the high resolution needs of the medical display market.

X-Ray Systems

The Company has the distribution rights to a European dental x-ray machine for the North American market. The x-ray film exposed by each of these units is then developed in the Company's processors. This x-ray product is also compatible with the Company's digital x-ray unit.

Graphic Arts Processors


The Company manufactures and distributes various sized graphic arts processors which develop different photosensitive materials such as rapid access film and papers. These processors are intended for use with phototypesetting, graphics and other pre-printing press applications. Newspapers, publishers and commercial printers are primary customers for these products.

Competition

The Company's product lines are subject to both foreign and domestic competition and is characterized by research and development of new technologies, products and services. Competitors are well established in the film manufacturing and distribution businesses and may have greater financial resources, facilities and organization than the Company. The Company is also an Original Equipment Manufacturer (OEM) supplier to others. With respect to all of its products, the Company competes on the basis of price, features, product quality, applications, engineering, promptness of delivery and customer service. The Company believes it is one of the largest domestic equipment manufacturers in its class of products.

Customers

No customer accounted for 10% or more of net sales in fiscal 1997 or 1996. Management does not believe the loss of any one customer would have a materially adverse effect on the Company's consolidated business. Foreign markets and sales are pursued by various international dealers.

Backlog Orders

As of June 30, 1997, the Company's backlog of orders for its products was approximately $4,174,052 as compared to $3,654,700 as of June 30, 1996. All of the orders included in the backlog at June 30, 1997 are scheduled for delivery by June 30, 1998. OEM purchase commitments are typically negotiated for 12 month periods but are not based on a calendar or fiscal year. Spare part sales are not part of the Company's backlog calculations. In the opinion of the Company, fluctuations in the backlog and its size at any given time are not necessarily indicative of intermediate or long-term trends in the Company's business. Much of the Company's backlog can be canceled or the delivery dates extended without penalty. Delivery of capital equipment is frequently subject to changing budget conditions of consumers.

Government Contracts

The Company has no current contracts with the federal government that are material to the consolidated business. The Company's policy is to be responsive to all governmental Request for Quotations (RFQ) which can be fulfilled within the scope of the Company's product lines.

Patents and Trademarks

The Company presently owns many domestic and foreign utility patents which it believes are material to the technology used in its products. The Company is not aware of any patents held by others that conflict with its current domestic product designs. The Company is evaluating whether its recently acquired foreign technology infringes on any domestic patents held by others. The principal technology applied to the construction of the Company's other products is state-of-the-art but not considered proprietary. The Company owns several domestic and foreign trademarks which it uses in connection with the marketing of its products.

Research and Development

The amount spent during each of the last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, is as follows:

           1997                       1996                      1995
           ----                       ----                      ----
         $776,423                  $1,273,032                 $750,818

The Company's level of spending is discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operation".

Raw Materials

The Company does not utilize any unique raw materials or processes in the design and manufacture of its products. The Company anticipates that an adequate commercial supply of all raw materials will be available from multiple sources.

Employees

As of June 30, 1997, the Company employed 190 persons worldwide on a full-time basis. The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.

Sales, Marketing and Distribution

All of the Company's products are manufactured and distributed domestically and internationally in two configurations. Certain products are custom engineered and brand labeled for other large OEM's. The balance of the Company's products are brand labeled by the Company with its own trade names and are distributed through an extensive network of independent medical, dental and graphic arts dealers who install and service the equipment. The Company maintains a significant marketing and regional sales management effort to promote and support all its products.

The Company advertises in trade journals (domestic and international), provides sales support and literature, prepares technical manuals and conducts customer education and training programs in order to promote its products. In addition, the Company participates in domestic and international trade and clinical shows. The Company utilizes various domestic and international forms of trademarks, including AFP Imaging, DENT-X, Sens-A-Ray 2000 and LOGE, among others.

Government Regulation


The United States Food and Drug Administration ("FDA"), Bureau of Medical Devices regulates the distribution of all equipment used as medical devices. The Company has registered all of its medical apparatus with this agency. The Bureau of Medical Devices has the right to disapprove the marketing of any medical device that it believes is unfit for the purposes intended. The Company believes that its products and procedures satisfy all the criteria necessary to comply with the regulations of the FDA's Bureau of Medical Devices. The Company's primary manufacturing facility is ISO 9001 (International Standards Organization) certified.

Seasonal Nature

The Company's business is not considered seasonal.

Working Capital Practices

The Company engages in no unusual practices regarding inventories, receivables or other items of working capital. The Company renegotiated its credit facility with its existing lender in July 1997. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

Environmental Impact

The Company believes it is in compliance with laws and regulations governing the protection of the environment and that continued compliance will not have a material effect on its business or require any material capital expenditures. The Company does not use any controlled or regulated materials or processes in its operation. Compliance with local codes for the installation and operation of the Company's products is the responsibility of the end user.

d) Financial Information about Foreign and Domestic Operations and Export Sales

With respect to the Company's last three fiscal years, domestic sales were $23,527,612 (1997), $26,368,729 (1996), and $20,818,704 (1995) representing 64%,
72%, and 78% respectively of the Company's sales during such periods. Domestic operating income was $2,283,895, $1,537,291 and $1,524,181 for the years ended June 30, 1997, 1996, and 1995, respectively. Export and foreign sales during such periods were $13,520,898 (1997) $10,160,150 (1996) and $5,770,208 (1995) or
36%, 28% and 22% of total Company sales for each period, respectively. The Company's Swedish subsidiary, Regam, incurred an operating loss of $154,600 from April 17, 1997 (acquisition date) through June 30, 1997. The Company had no foreign operating income or losses for the years ended June 1996 and 1995.

Assets used in the manufacture of export sales are integrated with the other assets of the Company.

Item 2. Properties

The Company's manufacturing facility is well maintained, is in good operating condition, and has a productive capacity sufficient to meet the Company's present and anticipated needs. The Company's executive offices and its manufacturing facility are located in Elmsford, New York. This property is under a renegotiated lease expiring on December 31, 2000 at a rental of $598,574 through the lease term for the last three years plus increases in real estate taxes, utility costs and common area charges. The Company leases a sales and marketing facility in Springfield, Virginia for $140,000 per annum. This lease expires on March 31, 1998. The Company leases a small facility in Sweden for approximately $28,000 per annum. The lease expires December 31, 1997.

Item 3. Legal Proceedings

The Company is currently defending a civil complaint instituted by a former vendor of Visiplex Instruments Ltd., for breach of Bulk Sales Notice, alleging that no notice of the bulk transfer of assets was given in July 1995. The Company did not assume such liability. Visiplex Instrument Ltd. provided the Company with an Indemnification and Hold Harmless Agreement, which has a $500,000 limit. The complaint does not specify the amount of damages, however, at this time, the Company does not believe that the outcome of this matter will have a material adverse effect on the consolidated financial statements. The Company is not aware of any other litigation which could have a material adverse effect on its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

a) Market Information

The Common Stock of the Company is traded on the Nasdaq SmallCap Market (Symbol "AFPC"). The following table shows the high and low bid quotations for the Company's Common Stock for each quarterly period during the Company's last two fiscal years. These prices do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

        Quarter ended                             High              Low
        -------------                             ----              ---

        September 30, 1995                        2 1/2             5/8

        December 31, 1995                         2 1/4             1 1/8

        March 31, 1996                            1 9/16            7/8

        June 30, 1996                             1 7/16            15/16

        September 30, 1996                        1 13/16           1


        December 31, 1996                         1 7/8             1

        March 31, 1997                            2 5/16            1 11/16

        June 30, 1997                             2 1/8             1 1/2

b) Holders

The following table sets forth the approximate number of holders of record of Common Stock of the Company at September 1, 1997.

             Title of Class                    Number of Holders of Record
      ----------------------------             ---------------------------
      Common Stock, $.01 par value                         531

c) Dividends

No cash dividends have been declared on the Company's shares to date and the Company anticipates that for the foreseeable future any earnings will be retained for use in its business.

Pursuant to the terms of the Company's 12% Convertible Subordinated Debentures, repaid in full in June 1997, the Company was not permitted to declare or pay any dividend on any shares of its capital stock, other than cash dividends on its Preferred Stock, Series A and Series B, until the entire principal amount of the Debentures was paid in full or converted into Common Stock.

Item 6. AFP Imaging Corporation and Subsidiaries Selected Financial Data as of and for The Years Ended June 30, 1997, 1996, 1995, 1994, and 1993

                                         1997             1996              1995              1994             1993
                                         ----             ----              ----              ----             ----

NET SALES                            $37,048,510       $36,528,879      $26,588,912       $30,505,249      $38,257,479
                                     ===========       ===========      ===========       ===========      ===========

OPERATING
INCOME (LOSS)                         $2,129,295        $1,537,291       $1,524,181       $(3,383,100)(c)    $(355,372)(d)
                                      ==========        ==========       ==========       ============       ==========

NET INCOME (LOSS)                     $1,548,597          $700,528         $923,999       $(4,184,156)(c)  $(1,255,668)(d)
                                      ==========          ========         ========       ============     ============

NET PRIMARY EARNINGS
(LOSS) PER COMMON
SHARE AND

EQUIVALENTS                                 $.16(a)           $.08(a)          $.13(a)          $(.71)           $(.26)
                                            ====              ====             ====             ======           ======

NET FULLY DILUTED
EARNINGS (LOSS) PER
COMMON SHARE AND

EQUIVALENTS                                 $.15(a)           $.08(a)          $.12(a)          $(.71)           $(.26)
                                            ====              ====             ====             ======           ======

TOTAL ASSETS                         $20,516,028       $20,258,093      $11,789,582       $15,074,720      $22,547,342
                                     ===========       ===========      ===========        ==========       ==========

LONG-TERM DEBT                        $4,412,116(b)     $7,278,072(b)    $1,935,638(b)        $17,235(e)       $48,052(e)
                                      ==========        ==========       ==========            ======          =======

SHAREHOLDERS'
EQUITY                               $10,873,384        $9,316,087       $5,538,068        $4,595,319       $7,675,882
                                     ===========        ==========       ==========         =========        =========

SHAREHOLDERS'
EQUITY PER
COMMON SHARE                               $1.06              $.83             $.66              $.52            $1.20
                                           =====              ====             ====              ====            =====

COMMON SHARES
OUTSTANDING,
at end of period                       7,432,698         7,077,767        6,449,394         6,423,074        5,332,036
                                       =========         =========        =========         =========        =========

CASH DIVIDENDS
PER COMMON SHARE                            none              none             none              none             none


(a) In 1997, the weighted average number of common shares used in calculating primary and fully diluted earnings per share reflects the assumed conversion of the convertible preferred stock and the assumed exercise of in-the-money stock options and warrants. In 1996 and 1995, primary and fully diluted earnings per share reflects the assumed conversion of the convertible preferred stock. For all years, in calculating fully diluted earnings per share, the weighted average number of common shares includes the assumed conversion of the convertible subordinated debentures.

(b) In 1997, 1996 and 1995, the Company has classified revolver borrowings as long-term as the facility was extended for two years on July 14,1995 and July 14, 1997.

(c) This amount includes provisions of approximately $1.2 million to write-down the Company's Virginia facility to its estimated fair value, $1.0 million to write-down the Company's sales office in Frankfurt, Germany to its estimated fair value, and $1.3 million to discard inventory from discontinued product lines.


(d) This amount includes a provision of $1.5 million to write-down the Company's Virginia facility to its estimated fair value, and a write-off of $426,096 for receivables from a bankrupt customer.

(e) This amount excludes $3,603,583 and $3,331,830 for fiscal years 1994 and 1993, respectively, of debt classified as short-term.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company's working capital decreased $4.3 million between fiscal 1997 and fiscal 1996 due to a $1.5 million decrease in inventories, a $1.3 million decrease in cash and equivalents, and a $1.7 million increase in accounts payable and other short term accruals. The Company generated net income of $1.55 million in fiscal 1997. The Company acquired a digital dental imaging company in April 1997. The cash portion of the purchase price was funded from available cash.

The Company renegotiated its credit facility of a $9.85 million revolver and term loan facility with its present lender effective July 14, 1997 for a two year period. The credit line provides working capital for the Company. The Company believes that this revised credit facility is sufficient to finance its ongoing operations. The revolver loan is secured by available and eligible inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Company renegotiated a lower interest rate and increased availability based on stated terms and asset amounts. Other terms, conditions and covenants of the new facility are similar to those of the previous facility See Notes to Consolidated Financial Statements for further information regarding this credit facility. As of June 30, 1997, the Company had $3,506,000 of unused credit available and is in compliance with all financial ratios and covenants as stated in its loan documents.

During the 1997 fiscal year, the Company loaned an unaffiliated dental manufacturing company an aggregate of $300,000. The borrower executed notes evidencing such obligation with an extended maturity date of October 1, 1997. The notes are secured by the stock and assets of the borrower. The borrower is currently negotiating with the Company for an extended repayment of such loan.

In August 1993, the Company was required to begin annual sinking fund payments on its subordinated debentures. The Company repaid in full the Subordinate Debentures as of June 30, 1997.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon its existing credit facilities to finance its ongoing operations. During fiscal 1997, the Company reduced its borrowings on its credit facility by approximately $4.6 million with internally generated funds from operations.


Capital expenditures for fiscal 1997 consisted of individual computer workstation upgrades, production tooling, molds and other appropriate replacements in the normal course of operations. The Company has committed approximately $350,000 to the purchase of a new Business Information System including the upgrade of existing computer hardware and a new fully integrated manufacturing software package. The Company has committed to a three year lease for the hardware and software costs, which is recorded as a capital lease. The Company expects to continue to finance any future capital requirements principally from internally generated funds. The Company is presently unaware of any other demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity in the foreseeable future.

Results of Operation - Fiscal 1997 vs. Fiscal 1996

On April 17, 1997 the Company acquired the stock of Regam Medical Systems International AB ("Regam"), a Swedish digital imaging company. The acquisition was accounted for under the purchase method of accounting and has been fully consolidated in the Company's consolidated financial statements. Regam's operations from the date of acquisition through fiscal year end are not significant to the Company's consolidated results.

Sales increased $520,000 or 1% between the two fiscal years. The Company experienced a 20% growth in sales of its dental imaging business offset by a 5% decline in graphic art sales due to changing customer demands and market technology. Medical imaging sales stayed constant through the two periods. Gross profit as a percent of sales decreased .5% due to increased sales of exclusive distributor goods, which sales generally have lower gross margins.

Selling, general and administrative costs decreased $96,000 or 1%. Fiscal 1996 expenses included a provision of $60,000 for the loss incurred on the sale of the fluoroscopic imaging assets. The composition of these expenses shifted slightly with more costs to promote the dental and medical products worldwide and less administrative overhead costs, due to ongoing management expense reduction programs.

Research and development costs decreased $497,000 or 39%. The Company completed several in-house engineering projects and continues to re-evaluate the market potential of investment in product engineering versus the distribution of alternative outsourced products. The Company continues to invest in sustaining engineering and related costs to maintain their technical advantage.

Interest expense net decreased $325,000 or 42%. The Company reduced its borrowings with its senior secured lender by $4 million, offset by the lost interest income resulting from the use of available cash to partially fund the Regam acquisition.

The income tax provision primarily represents nominal state capital taxes due, as in the prior fiscal year. The Company realized net operating losses previously subject to valuation allowances to offset any federal and state income tax provision.

Results of Operation - Fiscal 1996 vs. Fiscal 1995

On July 14, 1995, the Company acquired most of the assets and selected liabilities of Visiplex Instruments Ltd., a medical diagnostic imaging equipment manufacturer and distributor. Visiplex had been a tenant in the Company's New York facility since November 1994. Management felt that this acquisition presented the Company with an opportunity to broaden its medical diagnostic market penetration while potentially achieving efficiencies with the consolidation of the two operations. Visiplex was fully consolidated into the Company's operations for substantially all of fiscal 1996.

Sales increased approximately $9.9 million or 37.4%. $9.1 million was due to the sales generated from the newly acquired Visiplex product line. $2.7 million is due to increased processor sales, offset by a $1.6 million decrease in graphic art sales due to changing customer demands and market technology. The Company's dental business had flat sales growth this year. The fluoroscopic imaging division experienced a decline in sales which resulted in the sale of this product line on August 6, 1996.

Gross profit as a percent of sales declined 1.3% from the prior fiscal year. This was due to the acquisition of the Visiplex product line whose products have a smaller gross margin and a slight change in the product mix towards more distributed goods, which also have a lower gross margin.

Selling, general, and administrative costs increased $2.4 million or 35%. Approximately 85% of the increase can be attributed to the Visiplex acquisition, including approximately $200,000 of additional amortization expense. Also included is a $60,000 provision for the estimated loss incurred on the sale of the fluoroscopic imaging assets on August 6, 1996. The balance of this increase was due to an increase in marketing expenditures for worldwide promotion of all Company products.

Research and development costs increased $522,000 or 70%, which was primarily due to the added Visiplex staff. Visiplex has a highly trained engineering department whose resources were being utilized to research and develop new digital imaging products. The Company is currently re-evaluating the market demand for certain new products versus the distribution of alternative outsourced products with respect to their anticipated return on investment.

Interest expense, net increased $201,000 or 35%. This represented the increased debt required to finance the Visiplex acquisition, offset by the interest earned on the private equity placement, and the convertible subordinated debt converted to equity earlier in the year.

The income tax provision primarily represents nominal state capital taxes due. The Company realized net operating losses previously subject to valuation allowances to offset any federal and state income tax provision.

                            AFP IMAGING CORPORATION

                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                   F-1

Consolidated Balance Sheets -- June 30, 1997 and 1996               F-2 to F-3

Consolidated Statements of Operations for the Years
         Ended June 30, 1997, 1996 and 1995                                F-4

Consolidated Statements of Shareholders' Equity for
         the Years Ended June 30, 1997, 1996 and 1995                      F-5

Consolidated Statements of Cash Flows
         for the Years Ended June 30, 1997, 1996 and 1995           F-6 to F-7

Notes to Consolidated Financial Statements                         F-8 to F-15

Schedule II - Valuation and Qualifying Accounts for the
         Years Ended June 30, 1997 and 1996                               F-16


All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
AFP Imaging Corporation:

We have audited the accompanying consolidated balance sheets of AFP Imaging Corporation (a New York Corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFP Imaging Corporation and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                      Arthur Andersen LLP

New York, New York
August 13, 1997

                    AFP IMAGING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS -- JUNE 30, 1997 AND 1996

                                     ASSETS                                              1997             1996
                                     ------                                          ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                                                         $  1,858,287     $  3,133,198
   Accounts receivable, less allowance for doubtful accounts and sales returns
      of $277,926 and $238,000, respectively                                            5,816,106        6,020,129
   Inventories (Note 1)                                                                 6,016,528        7,530,128
   Prepaid expenses and other                                                             650,095          163,374
                                                                                     ------------     ------------
                Total current assets                                                   14,341,016       16,846,829

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Leasehold improvements                                                                 287,474          263,378
   Machinery and equipment                                                              7,224,278        6,840,122
                                                                                     ------------     ------------
                                                                                        7,511,752        7,103,500
Less - Accumulated depreciation                                                        (6,113,123)      (5,833,067)
                                                                                     ------------     ------------
                                                                                        1,398,629        1,270,433


INTANGIBLE ASSETS, net of accumulated amortization of $681,363 and $666,968
    respectively (Note 1)                                                               4,441,453        1,907,112

OTHER ASSETS                                                                              334,930          233,719
                                                                                     ------------     ------------
                                                                                     $ 20,516,028     $ 20,258,093
                                                                                     ============     ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS -- JUNE 30, 1997 AND 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY                               1997             1996
                      ------------------------------------                           ------------     ------------
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 2)                                        $    639,314     $    214,620
   Accounts payable                                                                     1,801,973        1,364,937
   Accrued expenses                                                                     2,220,096        1,140,198
   Accrued payroll expenses                                                               569,145          544,179
   Convertible subordinated debenture                                                     -                200,000
                                                                                     ------------     ------------
                Total current liabilities                                               5,230,528        3,463,934

LONG-TERM DEBT (Note 2)                                                                 4,412,116        7,278,072

CONVERTIBLE SUBORDINATED DEBENTURE                                                        -                200,000

COMMITMENTS AND CONTINGENCIES (Note 7)                                                    -                -

SHAREHOLDERS' EQUITY (Notes 3 and 4):
   Convertible Preferred Stock, Series A, 1,750,000 authorized, 1,396,814 and
      1,724,984 shares issued and outstanding at June 30, 1997 and
      1996, respectively                                                                2,171,071        2,564,876
   Convertible Preferred Stock, Series B, 824,844 authorized, 711,872 shares
      issued and outstanding at June 30, 1997 and 1996                                    854,247          854,247
   Common Stock warrants                                                                   25,314           25,314
   Common Stock, $.01 par value, 30,000,000 shares authorized, 7,432,698 and
      7,077,751 shares issued and outstanding at June 30, 1997 and
      1996, respectively                                                                   74,327           70,778
   Paid-in capital in excess of par                                                     8,578,549        8,175,793
   Accumulated deficit                                                                   (826,324)      (2,374,921)
   Cumulative translation adjustment                                                       (3,800)         -
                                                                                     ------------     ------------
                Total shareholders' equity                                             10,873,384        9,316,087
                                                                                     ------------     ------------
                                                                                     $ 20,516,028     $ 20,258,093
                                                                                     ============     ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                        1997             1996              1995
                                                                     -----------      -----------      -----------
NET SALES                                                            $37,048,510      $36,528,879      $26,588,912
COST OF SALES                                                         24,950,627       24,430,698       17,427,070
                                                                     -----------      -----------      -----------
          Gross profit                                                12,097,883       12,098,181        9,161,842

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           9,192,165        9,287,858        6,886,843

RESEARCH AND DEVELOPMENT EXPENSES (Note 1)                               776,423        1,273,032          750,818
                                                                     -----------      -----------      -----------
          Operating income                                             2,129,295        1,537,291        1,524,181

INTEREST EXPENSE, net                                                    451,466          776,763          575,182
                                                                     -----------      -----------      -----------
          Income before provision for income taxes                     1,677,829          760,528          948,999

PROVISION FOR INCOME TAXES (Note 5)                                      129,232           60,000           25,000
                                                                     -----------      -----------      -----------
NET INCOME                                                           $ 1,548,597      $   700,528      $   923,999
                                                                     ===========      ===========      ===========

NET EARNINGS PER COMMON SHARE (Note 1)
   Primary                                                                 $.16             $.08             $.13
   Fully diluted                                                           $.15             $.08             $.12

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                           Convertible       Convertible
                                            Preferred         Preferred         Common
                                             Stock,            Stock,            Stock          Common
                                            Series A          Series B         Warrants          Stock
                                          ------------      ------------     ------------     ------------
Balance June 30, 1994                     $  1,281,626      $        -       $     25,314     $     64,230
   Conversion of 1,320 shares of
      preferred stock to common stock           (3,432)              -                -                 13
   Issuance of 25,000 shares of
      "restricted" common stock                    -                 -                -                250
   Net Income                                      -                 -                -                -
                                          ------------      ------------     ------------     ------------
Balance June 30, 1995                        1,278,194               -             25,314           64,493
   Issuance of 2,083,333 shares of
      preferred stock                        1,645,753           854,247              -                -
   Conversion of subordinated
      debentures into common stock                 -                 -                -              4,309
   Conversion of 138,088 shares of
      preferred stock, Series A, to
      common stock                            (359,071)              -                -              1,381
   Issuance of 59,880 shares of
      common stock in connection
      with the exercise of stock
      options                                      -                 -                -                599
   Retirement of 444 shares of
      common stock                                 -                 -                -                 (4)
   Net Income                                      -                 -                -                -
                                          ------------      ------------     ------------     ------------
Balance June 30, 1996                        2,564,876           854,247           25,314           70,778
   Issuance of 15,000 shares of
      common stock in connection
      with the exercise of stock
      options                                      -                 -                -                150
   Conversion of 328,170 shares of
      preferred stock, Series A, to
      339,947 shares of common stock          (393,805)              -                -              3,399
   Foreign currency translation
      adjustment                                   -                 -                -                -
   Net Income                                      -                 -                -                -
                                          ------------      ------------     ------------     ------------
Balance June 30, 1997                     $  2,171,071      $    854,247     $     25,314     $     74,327
                                          ============      ============     ============     ============


                                            Paid-in                            Foreign
                                            Capital                            Currency
                                          In Excess of      Accumulated       Translation
                                              Par             Deficit          Adjustment          Total
                                          ------------      ------------      ------------      ------------
Balance June 30, 1994                     $  7,223,597      $ (3,999,448)     $        -        $  4,595,319
   Conversion of 1,320 shares of
      preferred stock to common stock            3,419               -                 -                 -
   Issuance of 25,000 shares of
      "restricted" common stock                 18,500               -                 -              18,750
   Net Income                                      -             923,999               -             923,999
                                          ------------      ------------      ------------      ------------
Balance June 30, 1995                        7,245,516        (3,075,449)              -           5,538,068
   Issuance of 2,083,333 shares of
      preferred stock                              -                 -                 -           2,500,000
   Conversion of subordinated
      debentures into common stock             512,691               -                 -             517,000
   Conversion of 138,088 shares of
      preferred stock, Series A, to
      common stock                             357,690               -                 -                 -
   Issuance of 59,880 shares of
      common stock in connection
      with the exercise of stock
      options                                   60,531               -                 -              61,130
   Retirement of 444 shares of
      common stock                                (635)              -                 -                (639)
   Net Income                                      -             700,528               -             700,528
                                          ------------      ------------      ------------      ------------
Balance June 30, 1996                        8,175,793        (2,374,921)              -           9,316,087
   Issuance of 15,000 shares of
      common stock in connection
      with the exercise of stock
      options                                   12,350               -                 -              12,500
   Conversion of 328,170 shares of
      preferred stock, Series A, to
      339,947 shares of common stock           390,406               -                 -                 -
   Foreign currency translation
      adjustment                                   -                 -              (3,800)           (3,800)
   Net Income                                      -           1,548,597               -           1,548,597
                                          ------------      ------------      ------------      ------------
Balance June 30, 1997                     $  8,578,549      $   (826,324)     $     (3,800)     $ 10,873,384
                                          ============      ============      ============      ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED JUNE 30, 1997 1996 AND 1995

                                                                   1997             1996             1995
                                                                -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                   $ 1,548,597      $   700,528      $   923,999
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities-
       (Gain) loss on sale of equipment                               3,396              -            (31,719)
       Depreciation and amortization                                891,370          969,439          761,475
       Provision for losses on accounts receivable                   93,463          131,280           65,650
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                 567,560         (842,774)        (539,008)
         (Increase) decrease in inventories                       1,859,800          (26,956)       1,680,364
         (Increase) decrease in prepaid expenses and other         (267,221)         124,917          (12,723)
         Increase (decrease) in other assets                         (2,636)        (223,877)         (65,334)
         Increase (decrease) in accounts payable                   (302,565)      (1,564,700)          97,127
         Increase (decrease) in accrued expenses                    955,898         (578,856)         (64,860)
         Increase (decrease) in accrued payroll expenses             24,966          107,153           97,578
                                                                -----------      -----------      -----------
                Total adjustments                                 3,924,032       (1,904,374)       1,988,550
                                                                -----------      -----------      -----------
                Net cash provided by (used in) operating
                   activities                                     5,472,628       (1,203,846)       2,912,549

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Regam Medical Systems
          International AB                                       (1,561,293)             -                -
   Investment in Visiplex Instruments, Ltd.                             -         (3,554,367)             -
   Issuance of notes receivable                                    (310,000)             -                -
   Acquisition of licensing agreement                                   -            (25,000)             -
   Capital expenditures                                            (217,525)        (197,824)        (131,221)
   Proceeds from sales of land, building and equipment                  -                -          1,712,124
                                                                -----------      -----------      -----------
                Net cash provided by (used in) investing
                   activities                                    (2,088,818)      (3,777,191)       1,580,903

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED JUNE 30, 1997 1996 AND 1995

                                   (Continued)

                                                                1997             1996             1995
                                                             -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing of debt                                                 -          5,582,432          250,000
   Repayments of debt                                         (4,667,421)        (552,278)      (4,588,982)
   Exercise of common stock options                               12,500           60,491              -
   Issuance of convertible preferred stock                           -          2,500,000              -
                                                             -----------      -----------      -----------
                Net cash provided by (used in) financing
                   activities                                 (4,654,921)       7,590,645       (4,338,982)

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                (3,800)             -                -
                                                             -----------      -----------      -----------
                Net increase (decrease) in cash and cash
                   equivalents                                (1,274,911)       2,609,608          154,470

CASH AND CASH EQUIVALENTS, at beginning of year                3,133,198          523,590          369,120
                                                             -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, at end of year                    $ 1,858,287      $ 3,133,198      $   523,590
                                                             ===========      ===========      ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the year for-
     Interest                                                $   450,683      $   848,521      $   598,028
     Income taxes                                                 80,373           47,648           11,929

SUPPLEMENTAL NON-CASH INVESTING AND FINANCIAL ACTIVITIES DISCLOSURES:
In fiscal 1997, common stock was issued upon the conversion of $393,805 of Series A convertible preferred stock. In fiscal 1996, common stock was issued upon the conversion of $517,000 of convertible subordinated debentures and $359,071 of Series A convertible preferred stock. In fiscal 1995, common stock was issued upon the conversion of $3,432 of Series A convertible preferred stock.

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


(1)    Accounting Policies:

          The Company

          AFP Imaging Corporation (together with its subsidiaries, the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since its inception, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for producing "hard copy" images by chemical processing photosensitive materials. During fiscal 1996, the Company acquired most of the assets and selected liabilities of Visiplex Instruments Ltd. which manufactures electronic diagnostic imaging equipment. On April 17, 1997, the Company acquired all of the outstanding shares of Regam Medical Systems International AB, a Swedish manufacturer of advanced dental imaging devices. The Company's products are distributed to worldwide markets through a network of dealers and original equipment manufacturers.

          Principles of consolidation

          The consolidated financial statements include AFP Imaging Corporation and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

          Revenue recognition

          Revenue is recognized by the Company when products are shipped and title passes to the customer.

          Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and cash equivalents

          Cash and cash equivalents include deposits with original maturities of three months or less.

          Inventories


          Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories used in the determination of cost of sales were as follows:

                                                                                1997              1996
                                                                             ----------        ----------
                 Raw materials and sub-component parts                       $4,565,064        $5,576,116
                 Work-in-process and finished goods                           1,451,464         1,954,012
                                                                             ----------        ----------
                                                                             $6,016,528        $7,530,128
                                                                             ==========        ==========

          Depreciation

          Machinery and equipment is depreciated using straight-line and accelerated methods over estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of 40 years or their estimated useful lives.

          Research and development costs

          Research and development costs are charged to expense as incurred. These costs have been incurred in connection with the design and development of the Company's products.

          Intangible assets

          Intangible assets are valued at their estimated fair value when acquired. These assets, which are amortized on a straight-line basis, consist of the following:

                                                                                     Amortization
                                                    1997              1996              Period
                                                 ----------        ----------        ------------
     Goodwill                                    $5,097,816        $2,549,080         15-40 years
     Licensing Fees                                  25,000            25,000             2 years
                                                 ----------        ----------
                                                  5,122,816         2,574,080
     Less - Accumulated amortization               (681,363)         (666,968)
                                                 ----------        ----------
     Intangible assets, net                      $4,441,453        $1,907,112
                                                 ==========        ==========


          The Company periodically reviews the carrying value of the goodwill and other long lived assets to determine whether an impairment may exist. The Company considers relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of the asset can be recovered. The Company believes no such impairments exist as of June 30, 1997.

          Net earnings per common share

          The computation of net earnings per common share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable. Primary and fully diluted earnings per common share for the fiscal years ended 1997, 1996, and 1995 are presented below:

                                                    1997              1996             1995
                                                 ----------        ----------       ----------
     Net Earnings Available for Common
       Shareholders                              $1,548,597          $700,528         $923,999

     Total Common Stock and Equivalents           9,981,525         9,112,677        6,922,512
                                                 ----------        ----------       ----------
     Primary Earnings Per Share                        $.16              $.08             $.13
                                                 ==========        ==========       ==========
     Net Earnings Available for  Common
       Shareholders                              $1,560,541          $737,141       $1,009,785

     Total Common Stock and Equivalents          10,245,336         9,628,992        8,297,512
                                                 ----------        ----------       ----------
     Fully Diluted Earnings Per Share                  $.15              $.08             $.12
                                                 ==========        ==========       ==========

          The primary earnings per share computation reflects the effects of common shares contingently issuable upon the exercise of warrants, options and convertible preferred stock (see Notes 3 and 4), in periods in which such exercise would cause dilution. The fully diluted earnings per share computation reflects the effect of the conversion of convertible subordinated debentures in periods in which such conversion would cause dilution. In fiscal 1997 and 1996, the conversion of certain warrants would be antidilutive while in fiscal 1995, the exercise of certain warrants and options would be antidilutive.


          In all years, net earnings available for common shareholders differs between primary and fully diluted earnings per share due to interest expense, net of taxes, associated with the convertible subordinated debentures, which would not have been incurred assuming conversion at the beginning of the period.

(2)    Debt:

       As of June 30, 1996, the Company had a $9.85 million revolver and term loan with its senior lender at an interest rate of 2% above prime. This facility expired on July 14, 1997 and was replaced by an $8.4 million revolver loan and a $1.45 million term loan at an interest rate of 3/4% above prime (the "Credit Facility"). The Credit Facility is collateralized by accounts receivable, eligible inventory, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The arrangement provides for restrictions on borrowings, requires certain financial ratios related to total debt, unsubordinated debt to tangible net worth and current assets to current liabilities be maintained and requires minimum levels of working capital, net worth and cash flow. The Company has unused lines of credit available, subject to formula, of $3.50 million as of June 30, 1997 for short-term financing needs.

       As the Company extended its credit facility to mature on July 14, 2000, the balance of the original revolver has been classified as long-term as of June 30, 1997.

       As of June 30, 1997 and 1996, debt consisted of the following:

                                                               1997              1996
                                                            ----------        ----------
           Revolver                                         $2,956,399        $6,948,072
           Term Loan (a)                                       330,000           440,000
           Notes Payable (b)                                 1,200,000             -
           Capital leases and other                            349,900           104,620
                                                            ----------        ----------
                                                             5,051,430         7,492,696

           Less - Current Portion                              639,314           214,620
                                                            ----------        ----------
                                                            $4,412,116        $7,278,072
                                                            ==========        ==========

           (a) The term loan bears interest at prime plus 2% (10.25% at June 30,1997). Effective July 14, 1997, the term loan will bear interest at Citibank base rate for borrowing plus 3/4%.
           (b) The $1.2 million notes payable to ACG Nystromgruppen AB, the former parent of Regam Medical Systems International AB, consists of a $1 million promissory note and a $200,000 note payable backed by a letter of credit. The promissory note bears interest at LIBOR plus 2% (8.375% at June 30, 1997). This note is payable in full on April 17, 2000. The $200,000 note payable is due on March 31, 1998.

       The Company's weighted average borrowing rate was approximately 10.25% and 10.7% as of June 30, 1997 and 1996, respectively. The fair market value of all of the Company's debt approximates its carrying value.

       Maturities of debt by fiscal year ended June 30 are as follows:

                     1998                             $   639,314
                     1999                                 223,585
                     2000                               1,175,301
                     2001                               2,988,741
                     2002                                  24,489

       At June 30, 1997 the Company had guarantees of $389,461 with foreign vendors.

(3)    Convertible Preferred Stock, Series A and B:

       The Company has two series of convertible preferred stock of which 1,396,814 Series A shares and 711,872 Series B shares are currently outstanding. Each Series A share is convertible into 1.03 shares of common stock while all Series B shares are convertible into one share of common stock.

(4)    Stock Purchase Plans and Common Stock Warrants:

       In November 1991, the Company reinstated its restricted stock purchase plan which had expired (the "Restricted Plan") under which 400,000 shares of Common Stock were reserved for issuance. 25,000 shares were issued during fiscal 1995.

       The Company has two employee incentive stock option plans, under which approximately 1,000,000 shares of Common Stock were authorized and available for issuance. Under the terms of the plans, options to purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company. Transactions for 1997, 1996 and 1995 are as follows:

                                                         Weighted                   Weighted                   Weighted
                                                          Average                    Average                   Average
                                              1997         Price         1996         Price        1995         Price
                                            --------     --------      --------     --------      --------     --------
         Options outstanding July 1,         794,120        $0.79       238,000        $0.74       146,880        $1.33
         Granted                              63,500         1.23       626,000         0.83       127,120         0.51
         Exercised                           (15,000)        0.83       (59,880)        1.02             -          N/A
         Cancelled                           (20,000)        0.64       (10,000)        0.75       (36,000)        2.27
                                            --------     --------      --------     --------      --------     --------
         Options outstanding June 30,        822,620        $0.82       794,120        $0.79       238,000        $0.74
                                            ========     ========      ========     ========      ========     ========
         Options exercisable at June 30,     822,620                    794,120                    238,000
                                            ========                   ========                   ========
         Weighted average fair value of
         options granted during years
         ended June 30,                        $0.52                      $0.35                      $0.24
                                            ========                   ========                   ========

       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for grants in fiscal 1997, 1996, and 1995: dividend yield of 0%; expected volatility of 54%; expected life of four years and risk-free interest rate ranging from 5.86% to 7.35%.

       The Company accounts for these plans pursuant to Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                        1997             1996            1995
                                                                     ----------       ----------      ----------
          Net Income                           As reported           $1,548,597         $700,528        $923,999
                                               Pro forma              1,515,477          483,642         893,160

          Primary earning per share            As reported              .16               .08             .13
                                               Pro forma                .15               .05             .13

          Fully diluted earnings per share     As Reported              .15               .08             .12
                                               Pro Forma                .15               .05             .11


       As of June 30, 1997, there remained outstanding warrants to purchase 253,138 shares of common stock at prices ranging from $1.50 to $2.60 share.

5)     Income Taxes:

       The income (loss) before provision for income taxes is comprised of the following:

                                                              1997              1996             1995
                                                           ----------        ----------       ----------
          United States                                    $1,832,429        $  760,528         $948,999
          Foreign                                            (154,600)             -                -
                                                           ----------        ----------       ----------
                Total                                      $1,677,829          $760,528         $948,999
                                                           ----------        ----------       ----------

       The provision for income taxes is comprised of the following:

                                                              1997              1996             1995
                                                           ----------        ----------       ----------
          Current:
          State                                              $129,232           $60,000          $15,000
          Foreign                                                -                 -              10,000
                                                           ----------        ----------       ----------
                                                             $129,232           $60,000          $25,000
                                                           ==========        ==========       ==========

       The difference between the provision for income taxes at the effective federal statutory rates and the amounts provided in the financial statements is summarized as follows:

                                                              1997              1996             1995
                                                           ----------        ----------       ----------
          Tax Provision at Federal statutory rates          $ 570,462         $ 258,580        $ 322,660

          Increase (decrease) in tax provision
             resulting from:
             State income tax provision, net of                85,293            60,000           15,000
                federal benefit
             Foreign loss not benefited                        52,564              -                -
             Amortization in excess of tax basis              103,467            69,548          123,819

             Realization of deferred tax assets              (699,672)         (343,095)        (437,897)
             Other                                             17,118            14,967            1,418
                                                           ----------        ----------       ----------
             Provision for income taxes                     $ 129,232        $   60,000       $   25,000
                                                           ==========        ==========       ==========

       The items which comprise the deferred tax balance are as follows:

                                                                                1997              1996
                                                                             -----------       -----------
          Depreciation                                                       $    26,507       $     8,086

          Accrued liabilities and reserves not currently deductible              428,477           617,828
          Inventory                                                              174,986           173,386
          Net operating loss carryforwards                                       653,808         1,334,825
                                                                             -----------       -----------
                                                                               1,283,778         2,134,125

          Deferred tax asset valuation reserve                                (1,283,778)       (2,134,125)
                                                                             -----------       -----------
          Tax asset recognized on balance sheets                             $     -           $     -
                                                                             ===========       ===========

       Net operating loss carryforwards will expire beginning in 2009.

(6)    Profit Sharing Plan:

       The Company maintains a profit sharing plan and trust pursuant to which participants receive certain benefits upon retirement, death, disability and, to a limited extent, upon termination of employment for other reasons. Allocation among participants' interests, including officers and directors who are employees, is in accordance with current Internal Revenue Service regulations.

       The aggregate amount contributed to the plan by the Company each fiscal year is determined by the Board of Directors following a review of the profits of such fiscal year. The plan requires no minimum contribution by the Company. Profit sharing expense of $50,000, $40,000 and $50,000 was recorded for the years ended June 30, 1997, 1996 and 1995, respectively.

(7)    Commitments and Contingencies:

       The Company and its subsidiaries are defendants (together with other third parties) in a legal claim alleging that the Company violated bulksales laws upon the acquisition of Visiplex Instruments Ltd.

       ("Visiplex") in July 1995. The Company believes that this claim is without merit and intends to vigorously defend the litigation. While no monetary damages have been specified in the lawsuit, the Company believes that any potential loss resulting from this claim would not have any material effect on the company's financial position or results of operations. Furthermore, the Company has filed a cross claim against the former owners of Visiplex under an indemnification clause contained in the asset purchase agreement between the two parties.

       The Company has leases for office and manufacturing facilities for periods expiring through fiscal year 2001. Approximate minimum annual rental payments under these leases as of the fiscal year ended June 30 are as follows:

                  1998                                      $598,574
                  1999                                       598,574
                  2000                                       598,574
                  2001                                       299,287

       Rent expense was approximately $719,000, $748,000 and $606,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

(8)    Segment Information:

       The Company operates in one business segment which designs, develops, manufactures and markets medical, dental and graphic arts image systems and all related accessories. There were no sales to any one customer in excess of 10% of net sales in fiscal 1997, 1996, and 1995.

       Segment financial information:

                                                            1997                 1996                 1995
                                                         -----------          -----------          -----------
               Sales
                 United States                           $23,527,612          $26,368,729          $20,818,704
                 Europe                                      529,100               -                    -
                 Domestic export sales                    12,991,798           10,160,150            5,770,208
                                                         -----------          -----------          -----------
                          Total                          $37,048,510          $36,528,879          $26,588,912
                                                         ===========          ===========          ===========
               Net Income (loss)
                 United States                           $ 1,702,496          $   700,528          $   923,999
                 Europe                                     (153,900)              -                    -
                                                         -----------          -----------          -----------
                          Total                          $ 1,548,597          $   700,528          $   923,999
                                                         ===========          ===========          ===========

               Identifiable assets
                 United States                           $19,630,528          $20,258,093          $11,789,582
                 Europe                                      885,500               -                    -
                                                         -----------          -----------          -----------
                          Total                          $20,516,028          $20,258,093          $11,789,582
                                                         ===========          ===========          ===========

       The net loss in Europe for the fiscal year ended June 30, 1997 was related to the acquisition of Regam Medical Systems International AB (See
       Note 9).

(9)    Acquisition of Regam Medical Systems International

       On April 17, 1997 the Company acquired all of the outstanding shares of Regam Medical Systems International AB ("Regam"), a Swedish manufacturer of electronic dental imaging equipment for $2.9 million in cash and notes payable. The notes payable, totaling $1.2 million, were issued to the former owner of Regam (See Note 2). The results of Regam's operations have been combined with those of the Company since the date of acquisition.

       The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price, $2.8 million, was recorded as the excess of cost over net assets acquired (goodwill) and is being amortized over fifteen years on a straight-line basis. The allocation of the purchase price will be finalized during fiscal 1998 upon completion of restructuring decisions and asset valuations.

       The following table reflects unaudited pro forma combined results of operations of the Company and Regam on the basis that the acquisition had taken place at the beginning of the latest fiscal year presented:

                                                      (Unaudited)          (Unaudited)
                                                          1997                 1996
                                                      -----------          -----------
                Revenues                              $38,544,797          $38,006,591
                Net income                                770,183              191,668
                Income per common share                      $.08                 $.02
                Shares used in computation              9,981,525            9,112,677

       In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal

       1997 or 1996, or of future operations of the combined companies under the ownership and management of the Company.

(10)   Adoption of New Financial Standard

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS requires the replacement of primary and fully-diluted earnings per share with basic and diluted earnings per share, respectively. The statement also requires restatement of previously reported earnings per share information to ensure consistency with future reported amounts. The Company does not believe that the adoption of this standard will result in any significant differences from previously reported earnings per share.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                    Balance at      Charged to      Charged to
                                     Beginning       Costs and         Other                         Balance at End
           Description               of Period        Expenses      Accounts(1)       Deductions        of Period
--------------------------------    -----------     -----------     -----------       ----------     --------------

June 30, 1997
-------------

Allowance for doubtful accounts
   and sales returns                $   238,000     $    93,463     $    67,926      $  (121,463)     $   277,926

Accumulated depreciation              5,833,067         363,195             -            (83,139)       6,113,123

Accumulated amortization                666,968         398,150             -           (383,755)         681,363

Deferred tax asset valuation
   reserve                            2,134,125             -          (850,347)             -          1,283,778

June 30, 1996
-------------

Allowance for doubtful accounts
   and sales returns                $   179,998     $   131,280     $    88,788      $  (162,006)     $   238,000

Accumulated depreciation              5,450,566         382,501             -                -          5,833,067


Accumulated amortization              1,272,973         586,938             -         (1,192,943)         666,968

Deferred tax asset valuation
   reserve                            1,974,402             -           159,723              -          2,134,125

(1) Represents amounts acquired from Visiplex Instruments Ltd. or Regam Medical Systems International AB, or corresponding increase (decrease) in the related deferred tax asset.

Item 9.  Disagreements on Accounting and Financial Disclosure

During the three years ended June 30, 1997, there were no disagreements with the Company's independent accountants on any matters or accounting principles or practices or financial statement disclosure.

                                    Part III

Items 10, 11, 12, and 13 are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders, tentatively scheduled for December 18, 1997.

Part IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a) 1. The financial statements and schedules listed in the accompanying index to financial statements are filed as a part of this annual report.

           2.  See a)1. Above.

           3. The following exhibits are filed pursuant to Item 601 of Regulation S-K. The numbers set forth below opposite the description of each Exhibit correspond to the Exhibit Table of Item 601 of Regulation S-K.

               2. (a)  --  Asset Purchase Agreement between Xenon Industries
                           Inc., and Visiplex Instruments, Ltd., dated June 30, 1995. (6)

                  (b)  --  Stock Purchase Agreement between ACG Nystromgruppen
                           AB and AFP Imaging Corporation, dated April 17, 1997.
                           (12)

                  (c)  --  Promissory Note between ACG Nystromgruppen AB and AFP
                           Imaging Corporation, dated April 17, 1997. (12)

               3. (a)  --  Certificate of Incorporation of Registrant as
                           amended. (2)

                  (b)  --  Restated Certificate of Incorporation of Registrant.
                           (4)

                  (c)  --  Certificate of Amendment to Certificate of
                           Incorporation of Registrant. (8)

                  (d)  --  Certificate of Amendment of the Certificate of
                           Incorporation of the Company filed with the Secretary of the State of New York on October 12, 1995. (10)

                  (e)  --  By-Laws of Registrant. (2)

                  (f)  --  Excerpt from minutes of Board of Directors meeting of
                           August 12, 1982, amending the By-Laws of Registrant.
                           (5)

               4. (a)  --  Specimen of Common Stock Certificates. (2)

                  (b)  --  Form of Common Stock Purchase Warrant. (2)

                  (c)  --  1980 Restricted Stock Purchase Plan of the
                           Registrant. (2)


                  (d)  --  Form of Restricted Stock Purchase Agreement. (2)

                  (e)  --  Profit Sharing Plan of the Registrant, as
                           supplemented. (2)

                  (f)  --  Specimen of Preferred Stock, Series A. Certificate.
                           (5)

                  (g)  --  Form of Preferred Stock and Debenture Purchase
                           Agreement, dated as of August 12, 1982, between Registrant and each of the persons listed on the schedule of purchasers annexed thereto. (4)

                  (h)  --  Form of Registrant's 12% Convertible Subordinated
                           Debenture due 1997. (4)

                  (i)  --  Restated Certificate of Incorporation. (4)

                  (j)  --  Registration Right Agreement, dated August 12, 1982 between Registrant and Pako Corporation. (4)

                  (k)  --  Warrant Certificate, dated August 12, 1982, issued to
                           Frederick R. Adler. (4)

                  (l)  --  Warrant Certificate, dated October 22, 1982 issued to
                           61 Broadway Associates Partnership. (1)

                  (m)  --  Registrant's 1992 Stock Option Plan. (9)

                  (n)  --  Subscription Agreement, dated October 11, 1995 of New
                           Ballantrae Partners, L.P. (10)

                  (o)  --  Registration Rights Agreement, dated as of October
                           12, 1995 by and between AFP Imaging Corporation and New Ballantrae Partners, L.P. (10)

                  (p)  --  Shareholders Agreement, dated as of October 12, 1995 by and among New Ballantrae Partners, L.P., Donald Rabinovitch and David Vozick. (10)

                  (q)  --  Registrant's 1995 Stock Option Plan. (11)

               10.(a)  --  Health and Medical Reimbursement Plan. (2)

                  (b)  --  Lease Agreement dated September 1, 1985, for premises at 250 Clearbrook Road, Elmsford, NY. (7)

                  (c)  --  Letter Amendment dated May 1992, to Registrant's 12%
                           Convertible Subordinated Debenture due 1997. (9)

                  (d)  --  Greyhound Financial Capital Corporation Loan and
                           Security Agreement (8)


                  (e)  --  Finova Capital Corporation (formerly Greyhound
                           Financial Capital Corporation) Amendment No. 3 to Loan and Security Agreement and Replacement Secured Promissory Note.

           11.  --  Statement re computation per share earnings. (3)

           21.  --  Subsidiaries of the Registrant.

           27.  --  Financial Data Schedule

     b)  Reports on Form 8-K:

     A current Report on Form 8K/A was filed on June 30, 1997, to present the Financial Statements of Regam Medical Systems International AB for the year ended August 31, 1996, and the required pro-forma financial information

     (1) Incorporated by reference from the Exhibits filed with Registrant's Report on Form 10-K, dated June 30, 1984, filed with the Securities and Exchange Commission.

     (2) Incorporated by reference from the exhibits filed with Registration Statement #2-G8980 of the Company, as amended, on file with the Securities and Exchange Commission.

     (3)   See Note 1 to "Notes to Financial Statements".

     (4) Incorporated by reference from the Exhibits filed with Registrant's Report on Form 8-K, dated August 12, 1982.

     (5) Incorporated herein by reference from the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1982.

     (6) Incorporated by reference from the Exhibits filed with Registrant's Report on Form 8-K, dated July 31, 1995.

     (7) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1986.

     (8) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

     (9) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

     (10) Incorporated by reference from the Exhibits filed with Registrant's current report on Form 8-K, dated October 12, 1995.

     (11) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

     (12) Incorporated by reference from the Exhibits filed with the Registrant's Report on form 8-K, dated May 1, 1997.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     By:   /s/ Donald Rabinovitch
           ------------------------------
           Donald Rabinovitch, President
     Date:  September 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By:   /s/ Donald Rabinovitch
           ------------------------------
           Donald Rabinovitch, President
                  & Director
           (Principal Executive Officer)
     Date:  September 24, 1997

     By:   /s/ David Vozick
           ------------------------------
           David Vozick, Chairman of the Board
               Secretary and Treasurer
           (Principal Financial and Accounting Officer)
     Date:  September 24, 1997

     By:   /s/ Robert Rosen
           ------------------------------
           Robert Rosen, Director
     Date:  September 24, 1997

     By:   /s/ Robert Blatt
           ------------------------------
           Robert Blatt, Director
     Date:  September 24, 1997

     By:   /s/ Frank O'Bryan
           ------------------------------
           Frank O'Bryan, Director
     Date:  September 24, 1997