Form 10-K405/A
period 1997-06-30
AFP IMAGING CORP
filed 1997-09-30
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                Form 10-K/A No. 1

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

The Company renegotiated its credit facility of a $9.85 million revolver and term loan facility with its present lender effective July 14, 1997 for a three year period. The credit line provides working capital for the Company. The Company believes that this revised credit facility is sufficient to finance its ongoing operations. The revolver loan is secured by available and eligible inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Company renegotiated a lower interest rate and increased availability based on stated terms and asset amounts. Other terms, conditions and covenants of the new facility are similar to those of the previous facility See Notes to Consolidated Financial Statements for further information regarding this credit facility. As of June 30, 1997, the Company had $3,506,000 of unused credit available and is in compliance with all financial ratios and covenants as stated in its loan documents.

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

                    AFP IMAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED JUNE 30, 1997 1996 AND 1995

                                                                   1997             1996             1995
                                                                -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                   $ 1,548,597      $   700,528      $   923,999
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities-
       (Gain) loss on sale of equipment                               3,396              -            (31,719)
       Depreciation and amortization                                891,370          969,439          761,475
       Provision for losses on accounts receivable                   93,463          131,280           65,650
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                 567,560         (842,774)        (539,008)
         (Increase) decrease in inventories                       1,859,800          (26,956)       1,680,364
         (Increase) decrease in prepaid expenses and other         (167,221)         124,917          (12,723)
         Increase (decrease) in other assets                         (2,636)        (223,877)         (65,334)
         Increase (decrease) in accounts payable                   (302,565)      (1,564,700)          97,127
         Increase (decrease) in accrued expenses                    955,898         (578,856)         (64,860)
         Increase (decrease) in accrued payroll expenses             24,966          107,153           97,578
                                                                -----------      -----------      -----------
                Total adjustments                                 3,924,031       (1,904,374)       1,988,550
                                                                -----------      -----------      -----------
                Net cash provided by (used in) operating
                   activities                                     5,472,628       (1,203,846)       2,912,549

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Regam Medical Systems
          International AB                                       (1,561,293)             -                -
   Investment in Visiplex Instruments, Ltd.                             -         (3,554,367)             -
   Issuance of notes receivable                                    (310,000)             -                -
   Acquisition of licensing agreement                                   -            (25,000)             -
   Capital expenditures                                            (217,525)        (197,824)        (131,221)
   Proceeds from sales of land, building and equipment                  -                -          1,712,124
                                                                -----------      -----------      -----------
                Net cash provided by (used in) investing
                   activities                                    (2,088,818)      (3,777,191)       1,580,903

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

       As of June 30, 1997 and 1996, debt consisted of the following:

                                                               1997              1996
                                                            ----------        ----------
           Revolver                                         $2,956,399        $6,948,072
           Term Loan (a)                                       330,000           440,000
           Notes Payable (b)                                 1,200,000             -
           Capital leases and other                            565,031           104,620
                                                            ----------        ----------
                                                             5,051,430         7,492,696

           Less - Current Portion                              639,314           214,620
                                                            ----------        ----------
                                                            $4,412,116        $7,278,072
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

       Segment financial information:

                                                            1997                 1996                 1995
                                                         -----------          -----------          -----------
               Sales
                 United States                           $23,527,612          $26,368,729          $20,818,704
                 Europe                                      529,100               -                    -
                 Domestic export sales                    12,991,798           10,160,150            5,770,208
                                                         -----------          -----------          -----------
                          Total                          $37,048,510          $36,528,879          $26,588,912
                                                         ===========          ===========          ===========
               Net Income (loss)
                 United States                           $ 1,702,497          $   700,528          $   923,999
                 Europe                                     (153,900)              -                    -
                                                         -----------          -----------          -----------
                          Total                          $ 1,548,597          $   700,528          $   923,999
                                                         ===========          ===========          ===========

               Identifiable assets
                 United States                           $19,630,528          $20,258,093          $11,789,582
                 Europe                                      885,500               -                    -
                                                         -----------          -----------          -----------
                          Total                          $20,516,028          $20,258,093          $11,789,582
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

                    AFP IMAGING CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                    Balance at      Charged to      Charged to
                                     Beginning       Costs and         Other                         Balance at End
           Description               of Period        Expenses      Accounts(1)       Deductions        of Period
--------------------------------    -----------     -----------     -----------       ----------     --------------

June 30, 1997
-------------

Allowance for doubtful accounts
   and sales returns                $   238,000     $    93,463     $    67,926      $  (121,463)     $   277,926

Accumulated depreciation              5,833,067         363,195             -            (83,139)       6,113,123

Accumulated amortization                666,968         398,150             -           (383,755)         681,363

Deferred tax asset valuation
   reserve                            2,134,125             -          (850,347)             -          1,283,778

June 30, 1996
-------------

Allowance for doubtful accounts
   and sales returns                $   179,998     $   131,280     $    88,728      $  (162,006)     $   238,000

Accumulated depreciation              5,450,566         382,501             -                -          5,833,067


Accumulated amortization              1,272,973         586,938             -         (1,192,943)         666,968

Deferred tax asset valuation
   reserve                            1,974,402             -           159,723              -          2,134,125

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