Form 10-Q
period 1997-09-30
AFP IMAGING CORP
filed 1997-11-14
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997

Commission File Number 0-10832

                             AFP Imaging Corporation
             (Exact name of registrant as specified in its charter)

          New York                                           13-2956272
-------------------------------                        ---------------------
(State or other jurisdiction of                        (IRS Employer ID No.)
incorporation or organization)

250 Clearbrook Road, Elmsford, New York                        10523
-----------------------------------------                    ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (914) 592-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The registrant had 7,634,461 shares of Common Stock outstanding as of October 31,1997.

                          PART I. Financial Information

The consolidated financial statements included herein have been prepared by AFP Imaging Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A No. 1 for the year ended June 30, 1997.

In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of AFP Imaging Corporation as of September 30, 1997 and June 30, 1997, and the results of its operations for the three month periods ended September 30, 1997 and 1996, and its cash flows for the three month periods then ended, have been included.

Item 1: FINANCIAL STATEMENTS

                   AFP Imaging Corporation and Subsidiaries
      Consolidated Balance Sheets - September 30, 1997 and June 30, 1997

                                                   September 30,     June 30,
                                                        1997           1997
                                                   -------------     --------
Assets

Current Assets:
  Cash and cash equivalents                     $  1,640,793     $  1,858,287
  Accounts receivable, less allowance for
    doubtful accounts of $266,600 and
    $277,900 respectively                          4,866,260        5,816,106
  Inventories                                      6,398,952        6,016,528
  Prepaid expenses and other                         555,131          650,095
                                                -------------    -------------
    Total current assets                          13,461,136       14,341,016
                                                -------------    -------------

Property and Equipment, (at cost)                  7,684,836        7,511,752

Less accumulated depreciation                     (6,237,712)      (6,113,123)
                                                -------------    -------------
                                                   1,447,124        1,398,629
                                                -------------    -------------
Intangible Assets,
  net of accumulated amortization                  4,408,004        4,441,453
                                                -------------    -------------

Other Assets                                         352,982          334,930
                                                -------------    -------------
                                                $ 19,669,246     $ 20,516,028
                                                =============    =============

Liabilities and Stockholders' Equity

Current Liabilities:
  Current portion of long-term debt             $    367,010     $    639,314
  Accounts payable                                 1,879,339        1,801,973
  Accrued expenses                                 1,948,461        2,789,241
                                                -------------    -------------
  Total current liabilities                        4,194,810        5,230,528
                                                -------------    -------------

Long Term Debt                                     3,917,547        4,412,116
                                                -------------    -------------

Shareholders' Equity
  Convertible Preferred Stock, Series A,
    1,750,000 authorized, 1,372,417 and
    1,396,814 shares issued and outstanding
    at September 30, 1997 and June 30, 1997,
    respectively                                   2,141,814        2,171,071
  Convertible Preferred Stock, Series B,
    824,844 authorized, 711,872 shares issued
    and outstanding at September 30, 1997 and
    June 30, 1997                                    854,247          854,247
  Common Stock Warrants                               10,314           25,314
  Common Stock, $.01 par value, 30,000,000
    shares authorized, 7,634,461 and
    7,432,698 shares issued and outstanding
    at September 30, 1997 and June 30, 1997,
    respectively                                      76,343           74,327
  Paid-in capital in excess of par                 8,873,665        8,578,549
  Accumulated deficit                               (418,637)        (826,324)
  Cumulative translation adjustment                   19,143           (3,800)
                                                -------------    -------------
    Total shareholders' equity                    11,556,889       10,873,384
                                                -------------    -------------
                                                $ 19,669,246     $ 20,516,028
                                                =============    =============


    The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                 AFP Imaging Corporation and Subsidiaries
                  Consolidated Statements of Operations


                                            1997                  1996
                                         ----------            ----------

Net Sales                                $8,893,620            $8,109,942
Cost of Sales                             5,727,875             5,561,410
                                         ----------            ----------
    Gross Profit                          3,165,745             2,548,532
                                         ----------            ----------
Selling, General and
 Administrative Expenses                  2,411,654             2,105,202
Research and Development Expenses           201,325               158,260
                                         ----------            ----------
   Operating income                       2,612,979             2,263,462
                                         ----------            ----------
                                            552,766               285,070
                                         ----------            ----------
Interest, net                                94,599               143,032
                                         ----------            ----------
   Income before provision for taxes        458,167               142,038

Provision for Income Taxes                   50,480                25,000
                                         ----------            ----------

Net Income                                 $407,687              $117,038
                                         ==========           ===========
NET EARNINGS PER
COMMON SHARE                                   $.04                  $.01
                                         ==========           ===========

WEIGHTED AVERAGE NUMBER OF
SHARES AND SHARE EQUIVALENTS
OUTSTANDING                             $10,267,175             9,830,100
                                         ==========           ===========

DIVIDENDS PER SHARE                            None                  None



 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AFP Imaging Corporation and Subsidiaries
               Consolidated Statements of Shareholders' Equity
            For the Three Months Ended September 30, 1997 and 1996

                                                                                                               Foreign
                       Convertible    Convertible     Common              Paid-in-Capital                     Currency
                         Preferred      Preferred      Stock    Common       In Excess of    Accumulated   Translation
                         Stock (A)      Stock (B)   Warrants     Stock               Par         Deficit    Adjustment     Total
                       -----------    -----------   --------    ------    ---------------    -----------   -----------     -----

Balance June 30, 1996  $ 2,564,876    $ 854,247    $ 25,314   $ 70,778     $ 8,175,793       $(2,374,921)  $      ---   $ 9,316,087

 Issuance of 5,000
 shares of common
 Stock in connection
 with the conversion
 of stock options              ---          ---         ---         50           2,450               ---         ---          2,500

 Net income for
 three months ended
 September 30, 1996            ---          ---         ---        ---             ---           117,038         ---        117,038
                       -----------    ---------    --------   --------     -----------     -------------   ----------   -----------
Balance September
 30, 1996              $ 2,564,876    $ 854,247    $ 25,314   $ 70,828     $ 8,178,243     $  (2,257,883)  $      ---   $ 9,435,625
                       ===========    =========    ========   ========     ===========     =============   ==========   ===========
Balance June 30, 1997  $ 2,171,071    $ 854,247    $ 25,314   $ 74,327     $ 8,578,549      $   (826,324)  $   (3,800)  $10,873,384

 Issuance of 152,027
 shares of common
 stock in connection
 with the conversion
 of common stock
 warrants.                     ---          ---     (15,000)     1,520         238,480               ---          ---       225,000

 Issuance of 24,500
 shares of common stock
 in connection with the
 conversion of stock
 options                       ---          ---         ---        245          27,630               ---          ---        27,875

 Conversion of 24,381
 shares of preferred
 stock, Series A to
 25,220 shares of
 common stock              (29,257)         ---         ---        251          29,006               ---          ---           ---

 Foreign currency
 translation adjustment        ---          ---         ---        ---             ---               ---       22,943        22,943

 Net income for three
 months ended
 September 30, 1997            ---          ---         ---        ---             ---           407,687          ---       407,687
                       -----------    ---------    --------   --------     -----------     -------------   ----------   -----------
Balance September
 30, 1997              $ 2,141,814    $ 854,247    $ 10,314   $ 76,343     $ 8,873,665     $    (418,637)  $   19,143   $11,556,889
                       ===========    =========    ========   ========     ===========     =============   ==========   ===========

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AFP Imaging Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
            For the Three Months Ended September 30, 1997 and 1996


                                                          1997        1996
                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                          $407,687    $117,038
    Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation and amortization                     207,919     214,692
       Change in assets and liabilities:
        Decrease in accounts receivable                  949,846   1,476,359
        (Increase) decrease in inventories              (382,424)    377,688
        (Increase) in other assets and other             (36,569)    (62,671)
        Increase in accounts payable                      77,366      32,098
        (Decrease) in accrued expenses                  (840,780)   (279,974)
                                                      ----------  ----------

       Total adjustments                                 (24,642)  1,758,192
                                                      ----------  ----------
       Net cash provided by operating activities         383,045   1,875,230
                                                      ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITES:
    Capital expenditures                                (109,484)     (9,953)
                                                      ----------  ----------

       Net cash (used by) investing activities          (109,484)     (9,953)
                                                      ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES:

    Repayment of debt                                   (766,873) (2,150,779)
    Exercise of common stock warrants                    225,000          --
       Exercise of common stock options                   27,875          --
                                                      ----------  ----------

       Net cash (used by) financing activities          (513,998) (2,150,779)
                                                      ----------  ----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS        22,943          --
                                                      ----------  ----------

       Net (decrease) in cash and cash equivalents      (217,494)   (285,502)

CASH AND CASH EQUIVALENTS, at beginning of period      1,858,287   3,133,198
                                                      ----------  ----------

CASH AND CASH EQUIVALENTS, at end of period           $1,640,793  $2,847,696
                                                      ==========  ==========



 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

                               September 30, 1997

(1) General:

The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods, as described in the Company's financial statements, as of June 30, 1997, and for the year then ended, included in the Company's Annual Report on Form 10-K/A No. 1 for the year ended June 30, 1997.

(2) Net earnings per common share:

Net income per common share has been computed using the weighted average number of shares and share equivalents outstanding during the periods. The weighted average number of shares outstanding does not include common stock equivalents when there is a loss as their inclusion would be anitdilutive.

(3) Long and Short Term Debt:

In July 1997, the Company renewed its $9.85 million revolver and term loan facility with its senior lender for an additional three years. The interest rate was reduced to 3/4% above prime and the term loan was increased to $1.45 million. The loan is collateralized by tangible and intangible assets, provides for restrictions on borrowings and requires that certain financial ratios and net worth be maintained. The Company is currently in compliance with all the terms and conditions of its credit facility.

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

Item 2: Management's Discussion and Analysis of Fiscal 1997 Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company's working capital at September 30, 1997 decreased approximately $662,570. The funds generated from current assets were used to reduce the long-term debt levels, offset by funds generated from operations.


The Company has a senior credit facility consisting of a $9.85 million revolver and term loan facility. This credit line is sufficient to finance ongoing working capital requirements. The revolver loan is secured by available and eligible inventory, accounts receivable, and specific intangibles. This facility requires that certain financial ratios and net worth amounts be maintained. The Company is currently in compliance with all of its financial ratios, covenants, and terms. This facility was renewed in July 1997 and expires in July 2000. The Company renegotiated a lower interest rate and increased availability based on stated terms and asset amounts. Other terms, conditions and covenants of the new facility are similar to those of the previous facility.

The Company's historical cash flows have been favorable, however, the Company is dependent upon its existing credit facilities to finance its overall operations. At September 30, 1997 the Company had available $4.6 million of unused lines of credit for short-term financing needs plus cash and cash equivalents of $1.64 million.

During fiscal 1997, the Company loaned an unaffiliated dental company $300,000 backed by notes secured by the stock and assets of the borrower. Such amount was repaid in full, with interest, on October 1, 1997, the due date.

Capital expenditures for fiscal 1998 consist of appropriate replacements in the normal course of operations. In fiscal 1997, the Company committed to the purchase of a new Business Information System including the upgrade of existing computer hardware and a new fully integrated manufacturing software package. The Company signed a three year lease for the hardware and software costs which has been recorded as a capital lease.

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

Comparison of Three Months Fiscal 1998 Versus Three Months Fiscal 1997

On April 17, 1997, the Company acquired all of the outstanding shares of Regam Medical Systems International AB ("Regam") a Swedish manufacturer of electronic dental imaging equipment for $2.9 million in cash and notes payables. The goodwill of $3.0 million associated with this acquisition is being amortized over fifteen years on a straight-line basis.

Sales increased $783,700 or 10% between the two periods. There was a slight increase in graphic arts and medical sales, and a 22% increase in the Company's expanding dental products line. This excludes the sales from the newly acquired dental line. Gross profit as a percent of sales decreased four percentage points due to the sales of more distributor goods which generally have lower gross margins. Initial sales of the new electronic imaging equipment had a higher cost of goods due to initial foreign sourcing of components.

Selling, general and administrative costs increased $306,450 or 14.5% due to costs associated with the newly acquired Regam product line. The Company also hired an investor relations consultant this year.

Research and development costs increased $43,000 or 27%. The Company has added new engineers and consultants to further the development of its electronic dental imaging line. The Company continues to invest in sustaining engineering and related costs. Where applicable, the Company is acting as a master distributor for products developed by others.

Interest expense, net decreased $48,400 or 34% due to a lower interest rate and $1.2 million less in debt. Consolidated debt was reduced by $767,000 during the period.

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

Date:  November 14, 1997                       /s/ David Vozick
                                               -------------------------
                                               David Vozick

                                               Chairman of the Board
                                               Secretary, Treasurer
                                               (Principal Financial Officer)

Date:  November 14, 1997                       /s/ Donald Rabinovitch
                                               --------------------------
                                               Donald Rabinovitch

                                               President and Director
                                               (Principal Executive Officer)