Form 10-Q
period 1997-12-31
AFP IMAGING CORP
filed 1998-02-19
CIK 319126

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended December 31, 1997
                  -----------------

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

The registrant had 9,767,949 shares of Common Stock outstanding as of February 1,1998.

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

In the opinion of the Company, all adjustments necessary to present fairly the financial position of AFP Imaging Corporation as of December 31, 1997 and June 30, 1997, and the results of its operations for the three and six month periods ended December 31, 1997 and 1996, and its cash flows for the six month periods then ended, have been included. In addition to the adjustments for normal recurring accruals, the Company recorded charges in this quarter of approximately $1.6 million associated with restructuring of its Swedish operations.

Item 1:  FINANCIAL STATEMENTS

                   AFP Imaging Corporation and Subsidiaries
       Consolidated Balance Sheets - December 31, 1997 and June 30, 1997

                                                  December 31,           June 30,
                                                      1997                1997
                                                  ------------        ------------
Assets
------

Current Assets:
  Cash and cash equivalents                       $  1,083,229        $  1,858,287
  Accounts receivable, less allowance
    for doubtful accounts of $259,000
    and $277,900 respectively                        4,695,743           5,816,106

  Inventories                                        6,851,968           6,016,528
  Prepaid expenses and other                            79,747             650,095
                                                  ------------        ------------

    Total current assets                            12,710,687          14,341,016
                                                  ------------        ------------

Property and Equipment, (at cost)                    7,842,477           7,511,752

Less accumulated depreciation                       (6,314,824)         (6,113,123)
                                                  ------------        ------------
                                                     1,527,653           1,398,629
                                                  ------------        ------------

Intangible Assets,
    net of accumulated amortization                  6,415,942           4,441,453
                                                  ------------        ------------

Other Assets                                           580,515             334,930
                                                  ------------        ------------


                                                  $ 21,234,797        $ 20,516,028
                                                  ============        ============

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Current portion of long-term debt               $  1,008,547        $    639,314
  Accounts payable                                   1,269,046           1,801,973
  Accrued expenses                                   2,303,359           2,789,241
                                                  ------------        ------------
  Total current liabilities                          4,580,952           5,230,528
                                                  ------------        ------------

Long Term Debt                                       6,498,985           4,412,116
                                                  ------------        ------------

Shareholders' Equity
  Convertible Preferred Stock, Series A,
    1,750,000 authorized, -0- and
    1,396,814 shares issued and outstanding
    at December 31, 1997 and
    June 30, 1997, respectively                            -0-           2,171,071
Convertible Preferred Stock, Series B,
    824,844 authorized, -0- and 711,872
    shares issued and outstanding
    at December 31, 1997
    and June 30, 1997 respectively                         -0-             854,247
Common Stock Warrants                                      -0-              25,314
Common Stock, $.01 par value,
    30,000,000 shares authorized, 9,767,949
    and 7,432,698 shares issued and
    outstanding at December 31, 1997
    and June 30, 1997, respectively                     97,679              74,327
Paid-in capital in excess of par                    11,858,704           8,578,549
Accumulated deficit                                 (1,771,006)           (826,324)
Cumulative translation adjustment                      (30,517)             (3,800)
                                                  ------------        ------------
      Total shareholders' equity                    10,154,860          10,873,384
                                                  ------------        ------------

                                                  $ 21,234,797        $ 20,516,028
                                                  ============        ============

      The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                   AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Operations

                                                     Three Months Ended                      Six Months Ended
                                                         December 31,                           December 31,

                                                   1997                1996               1997                1996
                                               ------------        ------------       ------------        ------------

Net Sales                                      $  8,871,753        $  9,142,343       $ 17,765,373        $ 17,252,285

Cost of Sales                                     6,057,905           6,198,542         11,785,780          11,759,952
                                               ------------        ------------       ------------        ------------

     Gross Profit                                 2,813,848           2,943,801          5,979,593           5,492,333
                                               ------------        ------------       ------------        ------------

Selling, General and
  Administrative Expenses                         2,289,891           2,225,804          4,701,545           4,331,006
Research and Development                            191,394             210,714            392,719             368,974
Restructure/Integration costs of
   Swedish Operations (Note 6)                    1,620,983                  --          1,620,983                  --
                                               ------------        ------------       ------------        ------------

                                                  4,102,268           2,436,518          6,715,247           4,699,980
                                               ------------        ------------       ------------        ------------

     Operating income (loss)                     (1,288,420)            507,283           (735,654)            792,353
                                               ------------        ------------       ------------        ------------

Interest, net                                        63,949             113,816            158,548             256,848
                                               ------------        ------------       ------------        ------------

Income (loss) before provision for taxes         (1,352,369)            393,467           (894,202)            535,505

Provision for Income Taxes                               --              30,000             50,480              55,000
                                               ------------        ------------       ------------        ------------

Net Income (loss)                              ($ 1,352,369)       $    363,467       ($   944,682)       $    480,505
                                               ============        ============       ============        ============

NET EARNINGS (LOSS) PER COMMON
SHARE (Note 2)
     Basic                                     ($       .14)       $        .05       ($       .11)       $        .07
                                               ============        ============       ============        ============
     Diluted                                   ($       .14)       $        .04       ($       .11)       $        .05
                                               ============        ============       ============        ============


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (Note 2)
     Basic                                        9,767,900           7,160,500          8,701,200           7,095,700
                                               ============        ============       ============        ============
     Diluted                                      9,767,900           9,888,700          8,701,200           9,859,800
                                               ============        ============       ============        ============
DIVIDENDS PER SHARE                                    None                None               None                None

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                   AFP Imaging Corporation and Subsidiaries
                Consolidated Statements of Shareholders' Equity
              For the Six Months Ended December 31, 1997 and 1996


                                                      Convertible         Convertible              Common
                                                        Preferred           Preferred               Stock              Common
                                                        Stock (A)           Stock (B)            Warrants               Stock
                                                     ------------        ------------        ------------        ------------

Balance June 30, 1996                                $  2,564,876        $    854,247        $     25,314        $     70,778

     Issuance of 5,000 shares of
      common stock in connection with
      the conversion of stock options                          --                  --                  --                  50

    Conversion of 75,060 shares of
      Preferred Stock, Series A to
      77,751 shares of common stock                       (90,072)                 --                  --                 778

     Net income for six months ended
       December 31, 1996                                       --                  --                  --                  --
                                                     ------------        ------------        ------------        ------------

Balance December 31, 1996                            $  2,474,804        $    854,247        $     25,314        $     71,606
                                                     ============        ============        ============        ============

Balance June 30, 1997                                $  2,171,071        $    854,247        $     25,314        $     74,327

     Issuance of  152,027 shares
       of common stock in connection with
       the conversion of common stock warrants                 --                  --             (15,000)              1,520

     Expiration of 103,138 common stock
       warrants                                                --                  --             (10,314)                 --

     Issuance of  24,500 shares
      of common stock in connection with
      the conversion of stock options                          --                  --                  --                 245

     Conversion of 1,396,798 shares of
       preferred stock, Series A to 1,430,036
       shares of common stock                          (2,171,071)                 --                  --              14,300

    Conversion of  711,872 shares of
      Preferred Stock, Series B to
      728,672 shares of common stock                           --            (854,247)                 --               7,287


     Foreign currency translation
       Adjustment                                              --                  --                  --                  --

     Net loss for six months
       ended December 31, 1997                                 --                  --                  --                  --
                                                     ------------        ------------        ------------        ------------
Balance December 31, 1997                            $        -0-        $        -0-        $        -0-        $     97,679
                                                     ============        ============        ============        ============

                                                                                                  Foreign
                                                   Paid-in Capital                               Currency
                                                      In Excess of        Accumulated         Translation
                                                               Par            Deficit          Adjustment               Total
                                                      ------------       ------------        ------------        ------------

Balance June 30, 1996                                 $  8,175,793       $ (2,374,921)       $         --        $  9,316,087

     Issuance of 5,000 shares of
      common stock in connection with
      the conversion of stock options                        2,450                 --                  --               2,500

    Conversion of 75,060 shares of
      Preferred Stock, Series A to
      77,751 shares of common stock                         89,294                 --                  --                  --

     Net income for six months ended
       December 31, 1996                                        --            480,505                  --             480,505
                                                      ------------       ------------        ------------        ------------

Balance December 31, 1996                             $  8,267,537       $ (1,894,416)       $         --        $  9,799,092
                                                      ============       ============        ============        ============

Balance June 30, 1997                                 $  8,578,549       $   (826,324)       $     (3,800)       $ 10,873,384

     Issuance of  152,027 shares
       of common stock in connection with
       the conversion of common stock warrants             238,480                 --                  --             225,000

     Expiration of 103,138 common stock
       warrants                                             10,314                 --                  --                  --

     Issuance of  24,500 shares
      of common stock in connection with
      the conversion of stock options                       27,630                 --                  --              27,875

     Conversion of 1,396,798 shares of
       preferred stock, Series A to 1,430,036
       shares of common stock                            2,156,771                 --                  --                  --

    Conversion of  711,872 shares of
      Preferred Stock, Series B to
      728,672 shares of common stock                       846,960                 --                  --                  --


     Foreign currency translation
       Adjustment                                               --                 --             (26,717)            (26,717)

     Net loss for six months
       ended December 31, 1997                                  --           (944,682)                 --            (944,682)
                                                      ------------       ------------        ------------        ------------
Balance December 31, 1997                             $ 11,858,704       ($ 1,771,006)       ($    30,517)       $ 10,154,860
                                                      ============       ============        ============        ============

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
              For the Six Months Ended December 31, 1997 and 1996

                                                                        1997               1996
                                                                    -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                              ($  944,682)       $   480,505
     Adjustments to reconcile net income to net cash provided
       by operating activities-
         Non-cash effect of write-down of intangibles
           to net realizable value                                    1,291,983                 --
         Depreciation and amortization                                  431,180            420,160
         Change in assets and liabilities:
           Decrease in accounts receivable                            1,186,388          1,033,280
           (Increase) decrease in inventories                          (574,545)         1,093,329
           (Increase) in other assets and other                         (54,422)          (171,267)
           (Decrease) in accounts payable                              (835,153)          (103,290)
           (Decrease) in accrued expenses                              (485,882)          (216,031)
                                                                    -----------        -----------

         Total adjustments                                              959,549          2,056,181
                                                                    -----------        -----------
         Net cash provided by operating activities                       14,867          2,536,686
                                                                    -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in ProDen Systems, Inc.                              (3,483,229)                --
     Proceeds from collection of Notes Receivable                       300,000                 --
     Capital expenditures                                              (191,131)           (96,425)
                                                                    -----------        -----------

         Net cash (used by) investing activities                     (3,374,360)           (96,425)
                                                                    -----------        -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing of debt                                                2,358,277                 --
     Repayments of debt                                                      --         (2,800,602)
     Exercise of common stock warrants                                  225,000                 --
     Exercise of common stock options                                    27,875                 --
                                                                    -----------        -----------

         Net cash provided by (used by) financing activities          2,611,152         (2,800,602)
                                                                    -----------        -----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                      (26,717)                --
                                                                    -----------        -----------


         Net (decrease) in cash and cash equivalents                   (775,058)          (360,341)

CASH AND CASH EQUIVALENTS, at beginning of period                     1,858,287          3,133,198
                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, at end of period                         $ 1,083,229        $ 2,772,857
                                                                    ===========        ===========

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AFP Imaging Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                               December 31, 1997

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

(2)  Net earnings per common share:

The Company's Preferred Stock, Series A and Series B have been fully converted to common stock as of December 31, 1997.

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. FAS 128 also requires restatement of previously reported earnings per share information for certain periods presented in the accompanying Consolidated Statements of Operations, to ensure consistency with currently reported amounts. Accordingly, the Company has restated previously reported earnings per share amounts. The diluted weighted average number of shares outstanding does not include 958,120 stock options and warrants, and does not include 2,108,670 shares of Preferred Stock Series A and Series B in fiscal 1998, as such amounts are anti-dilutive when there is a loss.

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

(5)  Income Taxes:

The Company's income tax provision is based on the income generated, offset by the net operating loss tax carry forwards generated in prior years. No tax benefit has been provided for the write-down of the acquisition goodwill to net realizable value.



(6)  Restructuring/Integration of Swedish Operations:

During the second quarter ended December 31, 1997, the Company implemented a restructuring and integration program, associated with its Swedish business, acquired in April 1997, which reduced operating income by $1.6 million. These charges include an amount of $329,000 of non-recurring costs to close down the Swedish plant and transfer all the manufacturing activities to the US. These costs include severance and related social costs, production line set-up and training costs in the US, and costs to terminate various contracts in Sweden. This charge also includes an amount of $1.3 million to reduce the original goodwill due to the recognized impairment in the value of the Swedish operations. Such write-down was based on anticipated discounted cash flows of this product line. Additional charges relating to the restructuring and integration of these operations may be incurred during the remainder of fiscal 1998, however, such charges are not expected to be material to the annual results of operations.

(7)  Acquisition:

On December 24, 1997, the Company acquired, through its wholly owned subsidiary, Dent-X International, Inc., ProDen Systems Inc., ("ProDen") of Vancouver, Washington. ProDen is a manufacturer of intraoral dental camera systems, utilizing proprietary video imaging technology. ProDen has an installed base in the United States, Asia and Europe. Existing capital funds were used to acquire ProDen. The acquisition was accounted for under the purchase method and is reflected in the consolidated financial statements as of December 31, 1997. The accounting for this transaction is of a preliminary basis and is subject to certain purchase accounting adjustments. These adjustments may include an allocation of the purchase price to in-process research and development expenditures.

Item 2: Management's Discussion and Analysis of Fiscal 1998 Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company's working capital at December 31, 1997 decreased approximately $1.0 million. The Company acquired the assets and liabilities of ProDen Systems, Inc., ("ProDen") in December 1997 for $3.5 million in cash and notes payable. The Company used a portion of its available cash to finance this purchase. The funds generated from current assets were used to reduce revolver debt.

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

The Company's historical cash flows have been favorable, however, the Company is dependent upon its existing credit facilities to finance its overall operations. At December 31, 1997 the Company had available $4.1 million of unused lines of credit for short-term financing needs plus cash and cash equivalents of $1.1 million.

Capital expenditures for fiscal 1998 consist of appropriate replacements in the normal course of operations. In fiscal 1997, the Company committed to the purchase of a new Business Information System including the upgrade of existing computer hardware and a new fully integrated financial and manufacturing software package. Management has been assured that this new system fully satisfies all Year 2000 compliance issues. The Company signed a three-year lease for the hardware and software costs which have been recorded as a capital lease.

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

Comparison of Six Months Fiscal 1998 Versus Six Months Fiscal 1997

On April 17, 1997, the Company acquired all of the outstanding shares of Regam Medical Systems International AB ("Regam") a Swedish manufacturer of electronic dental imaging equipment for cash and notes payables. The goodwill associated with this acquisition was written-down to its net realizable value in the second quarter fiscal 1998, based on the recognized impairment in the value of the operations, resulting in a charge of $1.3 million. Such amount is included in the charge for the Restructure/Integration of the Swedish operations. The remaining goodwill is being amortized over fourteen years on a straight-line basis. Also included are $329,000 of costs to shutdown and relocate the manufacturing operations, marketing, technical service and customer support operations from Sweden to the US and $175,000 of under-absorption of manufacturing overheads. These costs also include severance and required social tax payments to former employees. Operating income would have been $901,781 and $443,614 for the six months ended and three months ended December 31, 1997, respectively, had the Company not incurred these non-recurring restructure/integration costs.

On December 24, 1997, the Company acquired the assets and liabilities of ProDen, a manufacturer of intraoral dental cameras. The goodwill and other assets of $3.4 million associated with this acquisition are being amortized over ten to fifteen years on a straight-line basis. The Company did not have any associated revenue and expense in this period.

Sales increased $513,000 or 3% between the two periods. There was a decrease in digital medical sales due to some adjustments in OEM contracts, and a 12% increase in the Company's expanding dental products line. This excludes the sales from the newly acquired dental lines. Gross profit as a percent of sales increased approximately 2 percentage points due to favorable changes in the product mix, and better market pricing of the Company's products.

Selling, general and administrative costs increased $370,500 or 8.5% due to costs to promote the new digital dental products in the market place, and the amortization of associated acquisition costs.

Research and development costs increased $23,700 or 6%. The Company continues to invest in sustaining engineering and related costs. Where applicable, the Company is acting as a master distributor for products developed by others.

Interest expense, net decreased $98,300 or 38% due to a lower interest rate and $460,000 less in interest-bearing debt. Excluding the acquisition debt incurred on December 24, 1997, the Company reduced its revolver borrowing by $440,000.


Comparison of Second Quarter Fiscal 1998 Versus Second Quarter Fiscal 1997

Net sales decreased $271,000 or 3%. Digital medical sales decreased, as explained previously, and the dental products showed the most significant increase this quarter. Gross profit as a percent of sales stayed relatively constant between the periods. The aggregate of the expense items, excluding the integration and restructure of the Swedish operations, increased $45,000 or 2% in the second quarter for the same reasons as the six month period. Interest expense net decreased 44% in this quarter due to a reduction in interest-bearing debt levels and a lower interest rate.

                           Part II Other Information

Item 4: Submission of Matters to a Vote of Security Holders

On December 18, 1997, the Company held an Annual Meeting of Shareholders to:
(1) elect five directors for a term of one year or until their successors are duly elected; (2) amend the Company's 1995 Stock Option Plan to increase the number of shares available for issuance upon the exercise of options granted from 600,000 shares of common stock to 1,100,000 shares of common stock and;
(3) ratify the appointment of Arthur Andersen LLP as the independent public auditors of the Corporation's accounts for the year ending June 30, 1998. The nominees for election to the Board of Directors received the following votes:


                                     For Election       Withheld Authority
                                     ------------       ------------------
         David Vozick                9,035,298                21,073
         Donald Rabinovitch          9,037,033                19,338
         Robert Rosen                9,037,233                19,138
         Jack Becker                 9,037,233                19,138
         Robert Blatt                9,037,233                19,138

In connection with the proposal to amend the Company's 1995 Stock Option Plan to increase from 600,000 to 1,100,000 the number of common shares eligible for issuance; 6,600,400 shares voted for, 9999 shares abstained and 118,533 shares voted against. In connection with the appointment of Arthur Andersen LLP as the independent public accountants, 9,643,501 shares voted for, 5,520 shares abstained, and 7,620 shares voted against.

Item 6:    Exhibits and Reports on Form 8-K.

(a)        Exhibits

           99.1 Form S-8 Registration Statement under the Securities Act of 1933

           A Form S-8 Registration Statement under the Securities Act of 1933 was filed on December 31, 1997 to register the common stock upon exercise of options granted or which may become available for regrant under the Company's 1992 Employee Stock Option Plan and the 1995 Stock Option Plan, or granted pursuant to the Stock Option Agreement dated September 19, 1997, between the Company and Robert
           L. Rosen.

(b)        Reports on Form 8-K

           A Current Report on Form 8-K was filed on January 8, 1998, to report the acquisition of ProDen Systems, Inc., of Vancouver, Washington.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



Date:  February 19, 1998                    ----------------------------------

                                            David Vozick
                                            Chairman of the Board
                                            Secretary, Treasurer
                                            (Principal Financial Officer)


Date:  February 19, 1998                    ----------------------------------

                                            Donald Rabinovitch
                                            President and Director
                                            (Principal Executive Officer)