Form 10-Q
period 1998-03-31
AFP IMAGING CORP
filed 1998-05-15
CIK 319126

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1998
                  --------------

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

The registrant had 9,767,949 shares of Common Stock outstanding as of May
1, 1998.

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

In the opinion of the Company, all adjustments necessary to present fairly the financial position of AFP Imaging Corporation as of March 31, 1998 and June 30, 1997, and the results of its operations for the three and nine month periods ended March 31, 1998 and 1997, and its cash flows for the nine month periods then ended, have been included. In addition to the adjustments for normal recurring accruals, the Company recorded charges in the second quarter of approximately $1.6 million associated with the restructuring of its Swedish operations, and charges in the third quarter of approximately $1.7 million associated with the re-allocation of the purchase price to acquired in-process research and development related to the December 1997 acquisition of ProDen (see Note 7 to financial statement).

Item 1:  FINANCIAL STATEMENTS

                   AFP Imaging Corporation and Subsidiaries
        Consolidated Balance Sheets - March 31, 1998 and June 30, 1997

                                                          March 31,           June 30,
Assets                                                     1998                1997
------                                                 ------------        ------------
Current Assets:
     Cash and cash equivalents                          $    566,036        $  1,858,287
     Accounts receivable, less allowance
          for doubtful accounts of $252,000
          and $277,900 respectively                        5,562,944           5,816,106
     Inventories                                           6,794,931           6,016,528
     Prepaid expenses and other                              215,487             650,095
                                                        ------------        ------------

          Total current assets                            13,139,398          14,341,016
                                                        ------------        ------------

Property and Equipment, (at cost)                          7,902,190           7,511,752

Less accumulated depreciation                             (6,404,054)         (6,113,123)
                                                        ------------        ------------
                                                           1,498,136           1,398,629
                                                        ------------        ------------

Intangible Assets,
          net of accumulated amortization                  4,759,303           4,441,453
                                                        ------------        ------------

Other Assets                                                 562,443             334,930
                                                        ------------        ------------

                                                        $ 19,959,280        $ 20,516,028
                                                        ============        ============

                                                          March 31,           June 30,
Liabilities and Stockholders' Equity                        1998                1997
------------------------------------                    ------------        ------------
Current Liabilities:
     Current portion of long-term debt                  $  1,029,642        $    639,314
     Accounts payable                                      1,678,315           1,801,973
     Accrued expenses                                      1,424,891           2,789,241
                                                        ------------        ------------
     Total current liabilities                             4,132,848           5,230,528
                                                        ------------        ------------

Long Term Debt                                             7,404,272           4,412,116
                                                        ------------        ------------

Shareholders' Equity
    Convertible Preferred Stock, Series A,
          1,750,000 authorized, -0- and
          1,396,814 shares issued and outstanding
          at March 31, 1998 and
          June 30, 1997, respectively                            -0-           2,171,071
    Convertible Preferred Stock, Series B,
          824,844 authorized, -0- and 711,872
          shares issued and outstanding
          at March 31, 1998
          and June 30, 1997 respectively                         -0-             854,247
    Common Stock Warrants                                        -0-              25,314
    Common Stock, $.01 par value,
          30,000,000 shares authorized, 9,767,949
          and 7,432,698 shares issued and
          outstanding at March 31, 1998
          and June 30, 1997, respectively                     97,679              74,327
    Paid-in capital in excess of par                      11,858,704           8,578,549
    Accumulated deficit                                   (3,529,119)           (826,324)
    Cumulative translation adjustment                         (5,104)             (3,800)
                                                        ------------        ------------
          Total shareholders' equity                       8,422,160          10,873,384
                                                        ------------        ------------

                                                        $ 19,959,280        $ 20,516,028
                                                        ============        ============

 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                   AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Operations

                                                     Three Months Ended                      Nine months Ended
                                                          March 31,                              March 31,

                                                   1998                1997               1998                1997
                                                   ----                ----               ----                ----

Net Sales                                      $  8,548,583        $  9,217,711       $ 26,313,956        $ 26,469,996

Cost of Sales                                     6,006,719           6,157,415         17,792,499          17,917,367
                                               ------------        ------------       ------------        ------------

     Gross Profit                                 2,541,864           3,060,296          8,521,457           8,552,629
                                               ------------        ------------       ------------        ------------

Selling, General and
  Administrative Expenses                         2,244,093           2,174,388          6,945,638           6,505,394
Research and Development                            256,146             222,109            648,865             591,083
Special charges (Notes 6 & 7)                     1,700,000                  --          3,320,983                  --
                                               ------------        ------------       ------------        ------------

                                                  4,200,239           2,396,497         10,915,486           7,096,477
                                               ------------        ------------       ------------        ------------

     Operating income (loss)                     (1,658,375)            663,799         (2,394,029)          1,456,152
                                               ------------        ------------       ------------        ------------

Interest, net                                        99,738              78,687            258,286             335,536
                                               ------------        ------------       ------------        ------------

Income (loss) before provision for taxes         (1,758,113)            585,112         (2,652,315)          1,120,616

Provision for Income Taxes                               --              65,000             50,480             120,000
                                               ------------        ------------       ------------        ------------

Net Income (loss)                              ($ 1,758,113)       $    520,117       ($ 2,702,795)       $  1,000,616
                                               ============        ============       ============        ============

NET EARNINGS (LOSS) PER
SHARE (Note 2)
     Basic                                     ($       .18)       $        .07       ($       .31)       $        .14
                                               ============        ============       ============        ============
     Diluted                                   ($       .18)       $        .05       ($       .31)       $        .10
                                               ============        ============       ============        ============

Weighted average outstanding
     Common stock                                 9,767,949           7,170,518          8,594,533           7,163,851
     Preferred stock                                     --           2,361,780                 --           2,361,780
     Employee stock options                              --             516,072                 --             404,517
                                               ------------        ------------       ------------        ------------
Common stock and common
     stock equivalents                            9,767,949          10,048,370          8,594,533           9,930,148
                                               ============        ============       ============        ============

DIVIDENDS PER SHARE                                    None                None               None                None

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                   AFP Imaging Corporation and Subsidiaries
                Consolidated Statements of Shareholders' Equity
               For the Nine Months Ended March 31, 1998 and 1997

                                                  Convertible     Convertible      Common
                                                   Preferred       Preferred        Stock          Common
                                                   Stock (A)       Stock (B)       Warrants         Stock
                                                 ------------    ------------    ------------    ------------
Balance June 30, 1996                            $  2,564,876    $    854,247    $     25,314    $     70,778
    Issuance of 5,000 shares of
      common stock in connection with
      the conversion of stock options                      --              --              --             150

    Conversion of 75,060 shares of
      Preferred Stock, Series A to
      77,751 shares of common stock                   (90,072)             --              --             778

    Net income for nine months ended
      March 31, 1997                                       --              --              --              --
                                                 ------------    ------------    ------------    ------------

Balance March 31, 1997                           $  2,474,804    $    854,247    $     25,314    $     71,706
                                                 ============    ============    ============    ============

Balance June 30, 1997                            $  2,171,071    $    854,247    $     25,314    $     74,327

    Issuance of  152,027 shares
      of common stock in connection with
      the conversion of common stock warrants              --              --         (15,000)          1,520

    Expiration of 103,138 common stock
      warrants                                             --              --         (10,314)             --

    Issuance of  24,500 shares
      of common stock in connection with
      the conversion of stock options                      --              --              --             245

    Conversion of 1,396,798 shares of
      Preferred Stock, Series A to 1,430,036
      shares of common stock                       (2,171,071)             --              --          14,300

    Conversion of  711,872 shares of
      Preferred Stock, Series B to
      728,672 shares of common stock                       --        (854,247)             --           7,287

    Foreign currency translation
      adjustment                                           --              --              --              --

    Net loss for nine months
      ended March 31, 1998                                 --              --              --              --
                                                 ------------    ------------    ------------    ------------
Balance March 31, 1998                           $        -0-    $        -0-    $        -0-    $     97,679
                                                 ============    ============    ============    ============

                                                                                   Foreign
                                                Paid-in Capital                    Currency
                                                  In Excess of    Accumulated    Translation
                                                       Par          Deficit       Adjustment         Total
                                                  ------------   ------------    ------------    ------------
Balance June 30, 1996                             $  8,175,793   $ (2,374,921)   $         --    $  9,316,087
    Issuance of 5,000 shares of
      common stock in connection with
      the conversion of stock options                   12,350             --              --          12,500

    Conversion of 75,060 shares of
      Preferred Stock, Series A to
      77,751 shares of common stock                     89,294             --              --              --

    Net income for nine months ended
      March 31, 1997                                        --      1,000,616              --       1,000,616
                                                  ------------   ------------    ------------    ------------

Balance March 31, 1997                            $  8,277,437   $ (1,374,305)   $         --    $ 10,329,203
                                                  ============   ============    ============    ============

Balance June 30, 1997                             $  8,578,549   $   (826,324)   $     (3,800)   $ 10,873,384

    Issuance of  152,027 shares
      of common stock in connection with
      the conversion of common stock warrants          238,480             --              --         225,000

    Expiration of 103,138 common stock
      warrants                                          10,314             --              --              --

    Issuance of  24,500 shares
      of common stock in connection with
      the conversion of stock options                   27,630             --              --          27,875

    Conversion of 1,396,798 shares of
      Preferred Stock, Series A to 1,430,036
      shares of common stock                         2,156,771             --              --              --

    Conversion of  711,872 shares of
      Preferred Stock, Series B to
      728,672 shares of common stock                   846,960             --              --              --

    Foreign currency translation
      adjustment                                            --             --          (1,304)         (1,304)

    Net loss for nine months
      ended March 31, 1998                                  --     (2,702,795)             --      (2,702,795)
                                                  ------------   ------------    ------------    ------------
Balance March 31, 1998                            $ 11,858,704   $ (3,529,119)   $     (5,104)   $  8,422,160
                                                  ============   ============    ============    ============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Nine months Ended March 31, 1998 and 1997

                                                                        1998              1997
                                                                        ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                              $(2,702,795)       $ 1,006,616
     Adjustments to reconcile net income to net cash provided
       by (used by) operating activities-
         Non-cash effect of special charges                           2,991,983                 --
         Depreciation and amortization                                  686,169            622,428
         Change in assets and liabilities:
           Decrease in accounts receivable                              319,187          1,262,877
           (Increase) decrease in inventories                          (517,508)         1,345,210
           (Increase) in prepaid expenses and other assets             (349,120)           (14,640)
           (Decrease) increase in accounts payable                     (425,884)           345,201
           (Decrease) in accrued expenses                            (1,364,350)           (71,514)
                                                                    -----------        -----------
         Total adjustments                                            1,340,477          3,489,562
                                                                    -----------        -----------

         Net cash provided by (used by) operating activities         (1,362,318)         4,490,178
                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in ProDen Systems, Inc.                              (3,483,229)                --
     Proceeds from collection of Notes Receivable                       300,000                 --
     Capital expenditures                                              (282,934)          (157,261)
                                                                    -----------        -----------

         Net cash (used by) investing activities                     (3,466,163)          (157,261)
                                                                    -----------        -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing of debt                                                3,284,659                 --
     Repayment of debt                                                       --         (4,566,668)
     Exercise of common stock warrants                                  225,000                 --
     Exercise of common stock options                                    27,875                 --
                                                                    -----------        -----------

         Net cash provided by (used by) financing activities          3,537,534         (4,566,668)
                                                                    -----------        -----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                       (1,304)                --
                                                                    -----------        -----------

         Net (decrease) in cash and cash equivalents                 (1,292,251)          (233,751)

CASH AND CASH EQUIVALENTS, at beginning of period                     1,858,287          3,133,198
                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, at end of period                         $   566,036        $ 2,899,447
                                                                    ===========        ===========

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AFP Imaging Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                                March 31, 1998

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

(2)  Net earnings per common share:

The Company's Preferred Stock, Series A and Series B were fully converted to common stock as of December 31, 1997.

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. FAS 128 also requires restatement of previously reported earnings per share information for certain periods presented in the accompanying Consolidated Statements of Operations, to ensure consistency with currently reported amounts. Accordingly, the Company has restated previously reported earnings per share amounts. The diluted weighted average number of shares outstanding does not include the stock options and warrants, and the Preferred Stock Series A and Series B in fiscal 1998, as such amounts are anti-dilutive when there is a loss.

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


(6)  Restructuring/Integration of Swedish Operations:

During the second quarter ended December 31, 1997, the Company implemented a restructuring and integration program, associated with its Swedish business, acquired in April 1997, which reduced operating income by $1.6 million. These charges included $329,000 of non-recurring costs to close down the Swedish plant and transfer all the manufacturing activities to the US. These costs include severance and related social costs, production line set-up and training costs in the US, and costs to terminate various contracts in Sweden. This charge also includes an amount of $1.3 million to reduce the original goodwill due to the recognized impairment in the value of the Swedish operations. Such write-down was based on anticipated discounted cash flows of this product line. Additional charges relating to the restructuring and integration of these operations may be incurred during the remainder of fiscal 1998, however, such charges are not expected to be material to the annual results of operations.

(7)  Acquisition:

On December 24, 1997, the Company acquired, through its wholly owned subsidiary, Dent-X International, Inc., ProDen Systems Inc., ("ProDen") of Vancouver, Washington. ProDen is a manufacturer of intraoral dental camera systems, utilizing proprietary technology. Existing capital funds were used to acquire ProDen. The acquisition was accounted for under the purchase method. During the third quarter ended March 31, 1998, the Company re-allocated a portion of the purchase price to in-process research and development expenditures, which reduced operating income by $1.7 million. Such re-allocation was recorded based on management's estimate of the value of the in-process research and development projects acquired for which the commercial application was indeterminable as of the acquisition date. This charge may be adjusted during the remainder of fiscal 1998 pending the finalization of an appraisal performed by an independent third party. However, such adjustments are not expected to be material to the annual results of operations.

Item 2: Management's Discussion and Analysis of Fiscal 1998 Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company's working capital at March 31, 1998 decreased approximately $104,000. The Company acquired the assets and liabilities of ProDen Systems, Inc., ("ProDen") in December 1997 for $3.5 million in cash and notes payable. The Company used a portion of its available cash to finance this purchase.

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

The Company's historical cash flows have been favorable, however, the Company is dependent upon its existing credit facilities to finance its overall operations. At March 31, 1998 the Company had available $3.0 million of unused lines of credit for short-term financing needs plus cash and cash equivalents of $566,000.

Capital expenditures for fiscal 1998 consist of appropriate replacements in the normal course of operations. In fiscal 1997, the Company committed to the purchase of a new Business Information System including the upgrade of existing computer hardware and a new fully integrated financial and manufacturing software package. This system was fully implemented during the third quarter fiscal 1998. Management has been assured that this new system fully satisfies all Year 2000 compliance issues. The Company signed a three-year lease for the hardware and software costs which have been recorded as a capital lease.

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


Comparison of Nine Months Fiscal 1998 Versus Nine Months Fiscal 1997

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

On December 24, 1997, the Company acquired the assets and liabilities of ProDen, a manufacturer of intraoral dental cameras. The Company originally recorded $3.45 million of goodwill associated with this acquisition. During the third quarter fiscal 1998, a portion of the purchase price was re-allocated to in-process research and development expenditures, resulting in a charge of $1.7 million. The remaining goodwill of $1.75 million is being amortized over fifteen years on a straight-line basis. ProDen had operating losses of $140,000 during the third quarter of fiscal 1998 due to the delayed release of specific products and software upgrades. The Company continues to invest in ProDen's product development.

Sales decreased $156,000 or .6% between the two periods. There were no significant changes in the sales mix between the two periods. Gross profit as a percent of sales remained relatively constant between the two periods.

Selling, general and administrative costs increased $440,200 or 6.7% due to costs to promote the new digital dental products in the market place, and the amortization of associated acquisition costs.

Research and development costs increased $57,700 or 6%. The Company continues to invest in sustaining engineering and related costs. Where applicable, the Company is acting as a master distributor for products developed by others. The Company has also increased its efforts to expand and develop its emerging digital dental products.

Interest expense, net decreased $77,200 due to a lower interest rate, and a slightly lower borrowing base during the comparable periods.

Comparison of Second Quarter Fiscal 1998 Versus Second Quarter Fiscal 1997

Net sales decreased $669,100 or 7.3%. Digital medical sales decreased and the dental products showed the most significant increase this quarter. Gross profit as a percent of sales decreased 3.5 percentage points due to a shift in product mix toward more distributor goods this quarter. The aggregate of the expense items increased $103,000 or 4% in the third quarter due to operating costs associated with the two acquisitions. Interest expense net increased 27% in this quarter due to increased borrowings to initially fund the ProDen operations.

                           Part II Other Information

Item 6:    Exhibits and Reports on Form 8-K.

(a)        None


(b)        None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



Date:  May 15, 1998
                                         ------------------------------------
                                         David Vozick
                                         Chairman of the Board
                                         Secretary, Treasurer
                                         (Principal Financial Officer)


Date:  May 15, 1998
                                         ------------------------------------
                                         Donald Rabinovitch
                                         President and Director
                                         (Principal Executive Officer)