Form 10-K
period 1998-06-30
AFP IMAGING CORP
filed 1998-09-28
CIK 319126

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 1998
                                                        -------------
                                      or

___ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Registrant's telephone number: (914) 592-6100
                               --------------
Securities registered pursuant Section 12 (b) of the Act: None
                                                          ----
Securities registered pursuant to Section 12 (g) of the Act:

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
                    Yes                              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ( ) NO (X)

The aggregate market value of the Registrant's Common stock held by non-affiliates of the Registrant as of August 28, 1998 was approximately $6,684,169. On such date, the averages of the closing bid and asked prices of the Common Stock, as quoted by the Nasdaq SmallCap Market, was $1.188.

The registrant had 9,767,969 shares of Common Stock outstanding as of August 28, 1998,

The Company's Proxy Statement for the 1998 Annual Meeting of Shareholders tentatively scheduled for December 18, 1998 is hereby incorporated by reference into Part III of this Form 10K.

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

On December 24, 1997, the Company expanded its dental imaging business with the acquisition of ProDen Systems, Inc. ("ProDen"), a U.S. manufacturer of intraoral dental camera systems utilizing proprietary technology. The purchase price of $3.5 million consisted of notes payable and cash. The cash portion was financed with available cash on hand.

On July 14, 1997, the Company completed the re-negotiation of its credit facility with its senior secured lender. The general terms, conditions and covenants were substantially the same as prior to such negotiation, except that the Company renegotiated a lower interest rate and a broader borrowing base.

On April 17, 1997, the Company acquired Regam Medical Systems International AB ("Regam"), a Swedish manufacturer of a filmless digital dental radiography system, with an installed base of over 3,500 units in Europe and Asia. The purchase price of $2.9 million consisted of cash, notes payable and a contingent royalty. The Company financed the cash portion of the purchase price with available cash on hand.

As discussed in "Competition", the Company's products are subject to intense competition through price and services offered and the development of new technologies and products by well-established competitors who may have greater financial resources, facilities and organization than the Company. Accordingly, the Company's product lines may be susceptible to relatively short life cycles.

b) Financial Information about Industry Segments

The Company is engaged in only one industry segment (imaging equipment) and management believes that all of its products and services fall within one class of similar or related products and services.

c) Narrative Description of Business

Principal Products and Services

Medical, Dental and Industrial X-Ray Processors & Accessories

The Company manufactures and distributes a line of freestanding and table top medical, dental and industrial x-ray film processors. These machines are capable of processing or developing up to 400 films, of various sizes, per hour. The exposed film is inserted into equipment and returned to the operator developed, fixed, washed and dried. The equipment can be located either in a dark room site or adapted to a daylight, loading system. These units are used for diagnostic x-ray imaging and industrial, non-destructive testing applications. The Company's products are distributed worldwide through an unaffiliated dealer network.

Digital Dental Imaging Systems

The Company manufactures and distributes a filmless digital dental radiography system, based on x-rays and electronic imaging technology. Such technology generates a patient's dental images on a computer screen that operates in a Windows based software environment.

The Company manufactures and distributes intraoral video dental cameras. This product allows users to capture up to four intraoral dental images on a computer screen and have the camera "dock" (plug in) directly into the PC tower. This system can be networked and is compatible with the Company's digital dental radiography system. A proprietary Windows based software suite provides for selection, transmission and manipulation of the desired images by the dentist.

Diagnostic Imagers and Viewers

The Company manufactures a line of digital and analog multiformat compact cameras to permanently record and document the images produced during diagnostic examinations from several different applications. The cameras can produce anywhere from one to six images on films that can be processed and developed in Company manufactured film processors. The Company has the distribution rights to a line of European monitors specifically designed for the high-resolution needs of the medical display market.

X-Ray Systems

The Company has the distribution rights to a European dental x-ray machine for the North American market. The x-ray film exposed by each of these units is then developed in the Company's processors. This x-ray product is also compatible with the Company's digital x-ray unit.

Graphic Arts Processors

The Company distributes various sized graphic arts processors which develop different photosensitive materials such as rapid access film and papers. These processors are intended for use with phototypesetting, graphics and other pre-printing press applications. Newspapers, publishers and commercial printers are primary customers for these products.

Competition

The Company's products utilize mechanical as well as analog and digital electronic technologies. The Company is subject to both foreign and domestic competition. The competition is characterized by significant investment in research and development of new technologies, products and services. Competitors are well established in the film processor manufacturing and distribution businesses and may have greater financial resources and facilities than the Company. Other competitors have significant resources and revenues in electronic digital imaging technologies and expertise in software development. The Company relies on internal R&D personnel as well as subcontracted vendors. With respect to all of its products, the Company competes on the basis of price, features, product quality, applications, engineering, promptness of delivery and customer service. The Company also manufacturers and provides to other Original Equipment Manufacturer (OEM) customers different product versions under each OEM brand label which may compete with each other as well as the Company's products. The Company purchases certain products, from others, for resale on a non-exclusive basis which may be subject to competition from other distributors.

The Company competes in the dental imaging market on the basis of its proprietary and patented technologies and its participation in a multi-year European Union (EU) Research and Development contract. The Company will have the exclusive rights to any dental applications as a result of this project. See "Research and Development" for further discussion.

Customers

No customer accounted for 10% or more of net sales in fiscal 1998, 1997 or 1996. Management does not believe the loss of any one customer would have a materially adverse effect on the Company's consolidated business. Foreign markets and sales are pursued by various international dealers.

Backlog Orders

As of June 30, 1998, the Company's backlog of orders for its products was approximately $2,302,590 as compared to $4,174,052 as of June 30, 1997. All of the orders included in the backlog at June 30, 1998 are scheduled for delivery by June 30, 1999. The backlog as of June 30, 1998 excludes dealer blanket orders due to a change in the Company's data processing system. It is not possible to quantify the amount of dealer blanket orders included in the June 30, 1997 backlog. OEM bulk purchase commitments are typically negotiated for 12-month periods but are not based on a calendar or fiscal year. Spare part sales are not part of the Company's backlog calculations. In the opinion of the Company, fluctuations in the backlog and its size at any given time are not necessarily indicative of intermediate or long-term trends in the Company's business. Much of the Company's backlog can be cancelled or the delivery dates of orders can be accelerated or extended without penalty. Delivery of capital equipment is frequently subject to changing budget conditions of medical institutions or end user clinical practitioners.

Government Contracts

The Company has no current contracts with the federal government that are material to the consolidated business. The Company's policy is to be responsive to all governmental Request for Quotations (RFQ) which can be fulfilled within the scope of the Company's product lines.

Patents and Trademarks

The Company presently owns many domestic and foreign utility patents which it believes are material to the technology used in its products. The Company is not aware of any patents held by others that conflict with its current product designs. The Company has agreed to pay a nominal royalty on the domestic sales of its digital dental systems to an unrelated independent third party for the use of a format in their software. Such amount is not material to the operations of the Company. The principal technology applied to the construction of the Company's other products is state-of-the-art but not considered proprietary. The Company owns several domestic and foreign trademarks which it uses in connection with the marketing of its products. The Company utilizes various domestic and international forms of trademarks, including AFP Imaging, DENT-X, Sens-A-Ray 2000 and LOGE, among others. The Company's intellectual property includes many patents acquired as part of Regam's digital dental technology.

Research and Development

The amount spent during each of the last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, is as follows:

                1998                   1997                   1996
                ----                   ----                   ----
              $910,861               $776,423              $1,273,032

The Company conducts Research and Development activities internally as well as contracts certain projects to qualified vendors and expert consultants. The Company's Research and Development efforts and technologies have been increased by business acquisitions completed in Fiscal Years 1997 and 1998. In each transaction, the Company has added new product lines, proprietary technologies and access to future research and development benefits. The Company's participation (through its Swedish subsidiary) in a European Union Contract to develop new x-ray imaging sensors was established in June 1996. This includes but is not limited to CMOS type sensors. Research and Development costs for Fiscal 1997 and 1998 does not include the EU grants towards this project. All dental applications resulting from the developed technology are assigned exclusively to the Company

The Company's level of spending is discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operation".

Raw Materials

The Company does not utilize any unique raw materials or processes in the design and manufacture of its products. The Company anticipates that an adequate commercial supply of all raw materials will be available from multiple sources.

Employees

As of June 30, 1998, the Company employed 174 persons worldwide on a full-time basis. The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.

Sales, Marketing and Distribution

All of the Company's products are manufactured and distributed domestically and internationally in two basic configurations. Certain products are custom engineered and brand labeled for large OEMs. The balance of the Company's products are brand labeled by the Company with its own trade names and are distributed through an extensive network of independent medical, dental and graphic arts dealers who install and service the equipment. The Company maintains a significant marketing and regional sales management effort to promote and support all of its products, in its worldwide markets.

The Company advertises in trade journals (domestic and international), provides sales support and literature, prepares technical manuals and conducts customer education and training programs in order to promote its products. In addition, the Company participates in domestic and international trade and clinical shows.

Government Regulation

The United States Food and Drug Administration ("FDA"), Bureau of Medical Devices regulates the distribution of all equipment used as medical devices. The Company has registered all of its medical products with this agency. The Bureau of Medical Devices has the right to disapprove the marketing of any medical device that it believes is unfit for the purposes intended. The Company believes that its products and procedures satisfy all the criteria necessary to comply with the regulations of the FDA's Bureau of Medical Devices. The Company's primary manufacturing facility is ISO (International Standards Organization) 9001 certified.

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

Environmental Impact

The Company believes it is in compliance with the laws and regulations governing the protection of the environment and that continued compliance will not have a material effect on its business or require any material capital expenditures. The Company does not use any controlled or regulated materials or processes in its operation. Compliance with local codes for the installation and operation of the Company's products is the responsibility of the end user.

d) Financial Information about Foreign and Domestic Operations and Export
Sales

With respect to the Company's last three fiscal years, domestic sales were $22,106,153 (1998), $23,527,612 (1997) and $26,368,729 (1996) representing
65%, 64% and 72%, respectively, of the Company's sales during such periods. Domestic operating income (loss) was ($2,481,513), $2,283,895 and $1,537,291 for the years ended June 30, 1998, 1997 and 1996, respectively. Export and foreign sales during such periods were $11,666,554 (1998), $13,520,898 (1997)
and $10,160,150 (1996) or 35%, 36% and 28% of total Company sales for each period, respectively. The Company's Swedish subsidiary, Regam, incurred operating losses of $108,900 for fiscal 1998 and $154,600 for the period April 17, 1997 (acquisition date) through June 30, 1997. The Company had no foreign operating income or losses for fiscal 1996.

Assets used in the manufacture of export sales are integrated with the other assets of the Company.

Item 2. Properties

The Company's manufacturing facility is well maintained, is in good operating condition, and has a productive capacity sufficient to meet the Company's present and anticipated needs. The Company's executive offices and principal manufacturing facility are located in Elmsford, New York. This property is under a renegotiated lease expiring on December 31, 2000 at a rental of $598,574 per year through the lease term, plus increases in real estate taxes, utility costs and common area charges. The Company rents a sales and marketing facility in Springfield, Virginia, a small facility in Vancouver, Washington and a small office at a University in Sweden. Their aggregate monthly rental is approximately $16,000.

Item 3. Legal Proceedings

The Company is currently defending a civil complaint filed on December 19, 1995, in Worcester, Massachusetts, in the Superior Court of the Commonwealth of Massachusetts. Such complaint was instituted by a former vendor of Visiplex Instruments Ltd. for breach of Bulk Sales Notice, alleging that no notice of the bulk transfer of assets was given in July 1995. The Company had acquired selected assets and liabilities of Visiplex Instruments Ltd. in July 1995. In addition, the plaintiff alleges a claim concerning certain inventories and disputed invoices.

The Company maintains it did not assume such liabilities. Visiplex Instruments Ltd. provided the Company with an Indemnification and Hold Harmless Agreement, which has a $500,000 limit. The amended complaint seeks damages in the sum of $443,500 for unpaid material invoices and $19.9 million in consequential damages, treble damages, interest and attorney fees. The Company's motion to summary dismiss the amended claim was denied in May 1998. The Company and its attorneys are preparing for the discovery process and vigorously deny there are any merits to the amended claim. The Company will be cross-claiming against Visiplex Instruments Ltd. and its general partner. At this time, the Company does not believe that the final outcome of this matter will have a material adverse effect on the consolidated financial statements. The Company is not aware of any other litigation which could have a material adverse effect on its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

a) Market Information

The Common Stock of the Company is traded on the Nasdaq SmallCap Market (Symbol "AFPC"). The following table shows the closing sale prices for the Company's Common Stock for each quarterly period during the Company's last two fiscal years. These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions.

         Quarter ended                               High              Low
         -------------                               ----              ---

         September 30, 1996                          1.81              1.00

         December 31, 1996                           1.88              1.00

         March 31, 1997                              2.31              1.69

         June 30, 1997                               2.13              1.50

         September 30, 1997                          2.88              1.81

         December 31, 1997                           2.69              1.81

         March 31, 1998                              2.75              1.88

         June 30, 1998                               2.63               .72

b) Holders

The following table sets forth the approximate number of holders of record of Common Stock of the Company at September 1, 1998.

                Title of Class                   Number of Holders of Record
         ----------------------------            ---------------------------
         Common Stock, $.01 par value                        524

c) Dividends

No cash dividends have been declared on the Company's common stock to date and the Company anticipates that for the foreseeable future any earnings will be retained for use in its business.

Item 6. AFP Imaging Corporation and Subsidiaries Selected Financial Data as of and for The Years Ended June 30, 1998, 1997, 1996, 1995, and 1994

                                         1998             1997              1996              1995             1994
                                         ----             ----              ----              ----             ----

NET SALES                            $33,772,707       $37,048,510      $36,528,879       $26,588,912      $30,505,249
                                     ===========       ===========      ===========       ===========      ===========
OPERATING
INCOME (LOSS)                        $(2,799,245)(a)    $2,129,295       $1,537,291        $1,524,181      $(3,383,100)(d)
                                     ===========        ==========       ==========        ==========      ===========

NET INCOME (LOSS)                    $(3,327,565)(a)    $1,548,597         $700,528          $923,999      $(4,184,156)(d)
                                     ===========        ==========         ========          ========      ===========

NET EARNINGS (LOSS)
PER SHARE (b)
      BASIC                                $(.34)             $.21             $.10              $.14            $(.71)
      DILUTED                              $(.34)             $.16             $.08              $.12            $(.71)

TOTAL ASSETS                         $18,660,909       $20,516,028      $20,258,093       $11,789,582      $15,074,720
                                     ===========       ===========      ===========       ===========       ==========
LONG-TERM DEBT                        $6,968,609        $4,412,116       $7,278,072        $1,935,638          $17,235(c)
                                      ==========        ==========       ==========        ==========           ======
SHAREHOLDERS'
EQUITY                                $7,793,985       $10,873,384       $9,316,087        $5,538,068       $4,595,319
                                      ==========       ===========       ==========        ==========        =========
SHAREHOLDERS'
EQUITY PER
COMMON SHARE                                $.80             $1.06             $.83              $.66             $.52
                                            ====             =====             ====              ====             ====
COMMON SHARES
OUTSTANDING,
at end of period                       9,767,949         7,432,714        7,077,767         6,449,394        6,423,074
                                       =========         =========        =========         =========        =========
CASH DIVIDENDS
PER  COMMON SHARE                           none              none             none              none             none

(a) This amount includes provisions of approximately $1.3 million to reduce the original goodwill associated with the acquisition of Regam Medical Systems AB for a recognized impairment in the carrying value of this asset, $1.7 million for the portion of the purchase price of ProDen Systems, Inc. related to in-process research and development expenditures, and approximately $329,000 of non-recurring costs to close down the Swedish plant and transfer all the manufacturing activities to the US.

(b) These amounts reflect the adoption of Statement of Financial Accounting Standards 128 "Earnings Per Share". As such, all prior fiscal years have been restated to ensure consistency with currently reported amounts. In 1998 and 1994, the diluted weighted average number of shares excludes all potential common stock equivalents, as their inclusion would be anti-dilutive. In 1997, 1996 and 1995, the diluted weighted average number of shares includes the assumed conversion of the convertible preferred stock, convertible subordinate debentures, and the exercise of the in-the-money stock options and warrants.

(c)   This amount excludes $3,603,583 of debt classified as short-term.

(d) This amount includes provisions of approximately $1.2 million to write-down the Company's Virginia facility to its estimated fair value, $1.0 million to write-down the Company's sales office in Frankfurt, Germany to its estimated fair value, and $1.3 million to discard inventory from discontinued product lines.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

Capital Resources and Liquidity

The Company's working capital decreased $883,300 between fiscal 1998 and fiscal 1997. The Company acquired ProDen Systems, Inc. ("ProDen"), an intraoral video imaging company on December 24, 1997, for approximately $3.5 million in cash and notes payable. The cash portion of the purchase price was funded from available cash. The Company also utilized working capital funds to invest in inventory for the newly acquired digital dental product line.

The Company has a senior credit facility consisting of a $9.85 million revolver and term loan facility which expires on July 14, 2000. The credit line provides working capital for the Company. The Company believes that this credit facility is sufficient to finance its ongoing operations. The revolver loan is secured by available and eligible inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Company renegotiated a lower interest rate and increased availability based on stated terms and asset amounts in July 1997. Other terms, conditions and covenants of this facility are similar to those of the previous facility. See Notes to Consolidated Financial Statements for further information regarding this credit facility. As of June 30, 1998, the Company had $2,019,154 of unused credit available for short-term financing needs plus cash and cash equivalents of approximately $595,000. The Company is in compliance with all financial ratios and covenants as stated in its loan documents. The Company's historical operating cash flows have been positive; however, the Company is dependent upon its existing credit facilities to finance its ongoing operations.

Capital expenditures for fiscal 1998 consisted of individual computer workstation upgrades, production tooling, molds and other appropriate replacements in the normal course of operations. The Company acquired a new Business Information System including the upgrade and replacement of existing computer hardware and a new fully integrated manufacturing software package. The Company committed to a three year lease for the hardware and software costs, which has been recorded as a capital lease. All implementation costs have been capitalized and are being amortized over three years in accordance with generally accepted accounting principles. This system was fully implemented during the third quarter of this fiscal year and fully satisfies all Year 2000 compliance issues. The Company expects to continue to finance any future capital requirements principally from internally generated funds.

The Company is presently unaware of any other demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity in the foreseeable future.

Year 2000 Compliance

The Company has developed and substantially implemented a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. As described above, all of the Company's internal information systems have been replaced with fully compliant new systems. The total cost of the software, implementation and hardware were capitalized as incurred. The Company upgraded its internal information systems during the past two years as part of an overall operational plan to upgrade and replace older systems with more efficient current technology. All information systems selected and implemented are Year 2000 compliant. The Company believes that all significant costs related to the Year 2000 compliance issue have been incurred.

The Company is also working with its processing banks and payroll service provider to ensure that their services are Year 2000 compliant. The Company has been assured that all of these information systems are Year 2000 compliant.

Results of Operation - Fiscal 1998 vs. Fiscal 1997

On April 17, 1997 the Company acquired all of the outstanding shares of Regam Medical Systems International AB ("Regam"), a Swedish manufacturer of electronic dental imaging equipment for cash and notes payables. The acquisition was accounted for under the purchase method of accounting and was fully consolidated in fiscal 1997. The goodwill associated with this acquisition was written-down to its net realizable value in the second quarter fiscal 1998, based on the recognized impairment in the value of the operations, resulting in a charge of $1.3 million. Such amount is included in Special Charges. The remaining goodwill is being amortized over fourteen years on a straight-line basis. Also included are $329,000 of non-recurring costs to shutdown and relocate the manufacturing operations, marketing, technical service and customer support operations from Sweden to the US. These costs also include severance and required social tax payments to former employees.

In connection with the Company's acquisition of selected assets and liabilities of ProDen, the Company determined, based upon an independent appraisal, that a portion of the purchase price related to in-process research and development, resulting in a charge of $1.7 million. Such amount is also included in Special Charges. The remaining goodwill of $1.5 million is being amortized over fifteen years on a straight-line basis.

Sales decreased $3.27 million between the two fiscal years or 8.8%. There was a decrease in medical sales due to adjustments in OEM contracts and a decrease in the sale of graphic arts products due to changing customer demands and printing technology. The Company is repositioning its products in the graphic arts market. The decrease in sales was offset by a 21% increase in the Company's expanding dental product line, mainly from the two recent dental acquisitions. Gross margin as a percent of sales decreased 1.4 percentage points due to a 15% increase in the sales of distributor goods, which have lower gross margins, and higher initial material costs on the newly acquired dental lines. As production and sales increase for these products, the Company expects to achieve improved unit production costs.

Selling, general and administrative costs remained consistent between the two fiscal years, decreasing $84,000 or 1%. Management continued its programs to reduce administrative overhead costs and restructure staffing with their related benefit costs. However, these costs were offset by additional costs to promote and service the dental and medical products worldwide. Included in these expenses in fiscal 1998 are the amortization costs of the two acquisitions exclusive of the specific adjustments mentioned above and included in Special Charges.

Research and development costs increased $134,000 or 17% between the two fiscal years. The Company continues to invest in sustaining engineering and related costs. The Company has also increased its efforts to expand and develop its emerging digital dental products to increase market share.

Interest expense, net increased $13,000 or 3% due to interest charges associated with the two notes related to the recent acquisitions, offset by a slightly lower average borrowing base during the year.

The income tax provision primarily represents nominal state and foreign capital taxes due. The Company did not recognize a tax benefit for the net loss in fiscal 1998, as the Company does not meet the criteria described in Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" for recording such benefit.

Results of Operation - Fiscal 1997 vs. Fiscal 1996

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

Selling, general and administrative costs decreased $96,000 or 1%. Fiscal 1997 expenses included a provision of $60,000 for the loss incurred on the sale of the fluoroscopic imaging assets. The composition of these expenses shifted slightly with more costs to promote the dental and medical products worldwide and less administrative overhead costs, due to ongoing management expense reduction programs.

Research and development costs decreased $497,000 or 39%. The Company completed several in-house engineering projects and continues to re-evaluate the market potential of investment in product engineering versus the distribution of alternative outsourced products. The Company continues to invest in sustaining engineering and related costs to maintain their technical advantage.

Interest expense net, decreased $325,000 or 42%. The Company reduced its borrowings with its senior secured lender by $4 million, offset by the lost interest income resulting from the use of available cash to partially fund the Regam acquisition.

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

                            AFP IMAGING CORPORATION

                               AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS




Report of Independent Public Accountants                                             F-1

Consolidated Balance Sheets -- June 30, 1998 and 1997                                F-2 to F-3

Consolidated Statements of Operations for the Years Ended June 30, 1998, 1997        F-4
   and 1996

Consolidated Statements of Shareholders' Equity for the Years Ended June 30,         F-5 to F-6
   1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended June 30, 1998,             F-7 to F-8
   1997 and 1996

Notes to Consolidated Financial Statements                                           F-9 to F-16

Schedule II - Valuation and Qualifying Accounts for the Years Ended June 30,         F-17
   1998, 1997 and 1996



All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements and notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
AFP Imaging Corporation:


We have audited the accompanying consolidated balance sheets of AFP Imaging Corporation (a New York Corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFP Imaging Corporation and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




New York, New York
August 11, 1998

                   AFP IMAGING CORPORATION AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS -- JUNE 30, 1998 AND 1997

                                     ASSETS                                              1998             1997
                                     ------                                           -----------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                          $   594,992      $ 1,858,287
   Accounts receivable, less allowance for doubtful accounts and sales returns
      of $422,203 and $277,926, respectively                                            4,755,093        5,816,106
   Inventories                                                                          6,607,441        6,016,528
   Prepaid expenses and other                                                             293,989          650,095
                                                                                      -----------      -----------
                Total current assets                                                   12,251,515       14,341,016

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Leasehold improvements                                                                 287,474          287,474
   Machinery and equipment                                                              7,825,247        7,224,278
                                                                                      -----------      -----------
                                                                                        8,112,721        7,511,752
Less - Accumulated depreciation                                                        (6,474,878)      (6,113,123)
                                                                                      -----------      -----------

                                                                                        1,637,843        1,398,629
INTANGIBLE ASSETS, net of accumulated amortization of $698,642 and $681,363,
    respectively                                                                        4,390,461        4,441,453

OTHER ASSETS                                                                              381,090          334,930
                                                                                      -----------      -----------
                                                                                      $18,660,909      $20,516,028
                                                                                      ===========      ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   AFP IMAGING CORPORATION AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS -- JUNE 30, 1998 AND 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY                               1998              1997
                      ------------------------------------                            -----------      -----------
CURRENT LIABILITIES:
   Current portion of long-term debt                                                  $   770,834      $   639,314
   Accounts payable                                                                     1,266,127        1,801,973
   Accrued expenses                                                                     1,345,015        2,220,096
   Accrued payroll expenses                                                               516,339          569,145
                                                                                      -----------      -----------
                Total current liabilities                                               3,898,315        5,230,528

LONG-TERM DEBT                                                                          6,968,609        4,412,116

COMMITMENTS AND CONTINGENCIES                                                                -                -

SHAREHOLDERS' EQUITY:
   Convertible Preferred Stock, Series A, 1,750,000 authorized, 0 and
      1,396,814 shares issued and outstanding at June 30, 1998 and 1997,
      respectively                                                                           -           2,171,071
   Convertible Preferred Stock, Series B, 824,844 authorized, 0 and 711,872
      shares issued and outstanding at June 30, 1998 and 1997, respectively                  -             854,247
   Common Stock warrants                                                                     -              25,314
   Common Stock, $.01 par value, 30,000,000 shares authorized, 9,767,949 and
      7,432,714 shares issued and outstanding at June 30, 1998 and
      1997, respectively                                                                   97,679           74,327
   Paid-in capital in excess of par                                                    11,858,704        8,578,549
   Accumulated deficit                                                                 (4,153,889)        (826,324)
   Cumulative translation adjustment                                                       (8,509)          (3,800)
                                                                                      -----------      -----------
                Total shareholders' equity                                              7,793,985       10,873,384
                                                                                      -----------      -----------
                                                                                      $18,660,909      $20,516,028
                                                                                      ===========      ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   AFP IMAGING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                      1998               1997            1996
                                                                   -----------        -----------     -----------
NET SALES                                                          $33,772,707        $37,048,510     $36,528,879

COST OF SALES                                                       23,231,693         24,950,627      24,430,698
                                                                   -----------        -----------     -----------
          Gross profit                                              10,541,014         12,097,883      12,098,181

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         9,108,415          9,192,165       9,287,858

RESEARCH AND DEVELOPMENT EXPENSES                                      910,861            776,423       1,273,032

SPECIAL CHARGES                                                      3,320,983               -               -
                                                                   -----------        -----------     -----------
          Operating (loss) income                                   (2,799,245)         2,129,295       1,537,291

INTEREST EXPENSE, net                                                  464,336            451,466         776,763
                                                                   -----------        -----------     -----------
          (Loss) income before provision for income taxes           (3,263,581)         1,677,829         760,528

PROVISION FOR INCOME TAXES                                              63,984            129,232          60,000
                                                                   -----------        -----------     -----------
NET (LOSS) INCOME                                                  $(3,327,565)       $ 1,548,597     $   700,528
                                                                   ===========        ===========     ===========
NET (LOSS) EARNINGS PER COMMON SHARE
   Basic                                                                 $(.34)             $.21            $.10
   Diluted                                                               $(.34)             $.16            $.08

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AFP IMAGING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                           Convertible         Convertible
                                            Preferred           Preferred           Common
                                              Stock,              Stock,             Stock             Common
                                             Series A            Series B           Warrants            Stock
                                           ------------        ------------       ------------       ------------
Balance June 30, 1995                      $  1,278,194        $        -         $     25,314       $     64,493
   Issuance of 2,083,333 shares of
      preferred stock                         1,645,753             854,247                -                  -
   Conversion of subordinated
      debentures into common stock                  -                   -                  -                4,309
   Conversion of 138,088 shares of
      preferred stock, Series A, to
      common stock                             (359,071)                -                  -                1,381
   Issuance of 59,880 shares of
      common stock in connection
      with the exercise of stock
      options                                       -                   -                  -                  599
   Retirement of 444 shares of
      common stock                                  -                   -                  -                   (4)
   Net Income                                       -                   -                  -                  -
                                           ------------        ------------       ------------       ------------
Balance June 30, 1996                         2,564,876             854,247             25,314             70,778
   Issuance of 15,000 shares of
      common stock in connection
      with the exercise of stock
      options                                       -                   -                  -                  150
   Conversion of 328,170 shares of
      preferred stock, Series A, to
      339,947 shares of common stock           (393,805)                -                  -                3,399
   Foreign currency translation
      adjustment                                    -                   -                  -                  -

   Net Income                                       -                   -                  -                  -
                                           ------------        ------------       ------------       ------------
Balance June 30, 1997                         2,171,071             854,247             25,314             74,327

                                             Paid-in                                 Foreign
                                             Capital                                Currency
                                           In Excess of        Accumulated         Translation
                                               Par               Deficit            Adjustment             Total
                                           ------------        ------------        ------------        ------------
Balance June 30, 1995                      $  7,245,516        $ (3,075,449)       $        -          $  5,538,068
   Issuance of 2,083,333 shares of
      preferred stock                               -                   -                   -             2,500,000
   Conversion of subordinated
      debentures into common stock              512,691                 -                   -               517,000
   Conversion of 138,088 shares of
      preferred stock, Series A, to
      common stock                              357,690                 -                   -                   -
   Issuance of 59,880 shares of
      common stock in connection
      with the exercise of stock
      options                                    60,531                 -                   -                61,130
   Retirement of 444 shares of
      common stock                                 (635)                -                   -                  (639)
   Net Income                                       -               700,528                 -               700,528
                                           ------------        ------------        ------------        ------------
Balance June 30, 1996                         8,175,793          (2,374,921)                -             9,316,087
   Issuance of 15,000 shares of
      common stock in connection
      with the exercise of stock
      options                                    12,350                 -                   -                12,500
   Conversion of 328,170 shares of
      preferred stock, Series A, to
      339,947 shares of common stock            390,406                 -                   -                   -
   Foreign currency translation
      adjustment                                    -                   -                (3,800)             (3,800)

   Net Income                                       -             1,548,597                 -             1,548,597
                                           ------------        ------------        ------------        ------------
Balance June 30, 1997                         8,578,549            (826,324)             (3,800)         10,873,384

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AFP IMAGING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                  (Continued)

                                            Convertible        Convertible
                                             Preferred          Preferred          Common
                                              Stock,             Stock,             Stock              Common
                                             Series A           Series B           Warrants             Stock
                                            -----------        -----------        -----------        -----------
   Conversion of 1,396,814 shares of
      preferred stock, Series A, to
      1,430,036 shares of common
      stock                                  (2,171,071)               -                  -               14,300
   Conversion of 711,872 shares of
      preferred stock, Series B, to
      728,672 shares of common stock                -             (854,247)               -                7,287
   Issuance of 24,500 shares of
      common stock in connection
      with the conversion of stock
      options                                       -                  -                  -                  245
   Issuance of 152,027 shares of
      common stock in connection with
      the conversion of 150,000
      common stock warrants                         -                  -              (15,000)             1,520

   Expiration of 103,138 warrants                   -                  -              (10,314)               -
   Foreign Currency Translation
      Adjustment                                    -                  -                  -                  -

   Net Loss                                         -                  -                  -                  -
                                            -----------        -----------        -----------        -----------
Balance June 30, 1998                       $       -          $       -          $       -          $    97,679
                                            ===========        ===========        ===========        ===========

                                             Paid-in                              Foreign
                                             Capital                             Currency
                                           In Excess of       Accumulated       Translation
                                                Par             Deficit          Adjustment            Total
                                            -----------       -----------        -----------        -----------
   Conversion of 1,396,814 shares of
      preferred stock, Series A, to
      1,430,036 shares of common
      stock                                   2,156,771               -                  -                  -
   Conversion of 711,872 shares of
      preferred stock, Series B, to
      728,672 shares of common stock            846,960               -                  -                  -
   Issuance of 24,500 shares of
      common stock in connection
      with the conversion of stock
      options                                    27,630               -                  -               27,875
   Issuance of 152,027 shares of
      common stock in connection with
      the conversion of 150,000
      common stock warrants                     238,480               -                  -              225,000

   Expiration of 103,138 warrants                10,314               -                  -                  -
   Foreign Currency Translation
      Adjustment                                    -                 -               (4,709)            (4,709)

   Net Loss                                         -          (3,327,565)               -           (3,327,565)
                                            -----------       -----------        -----------        -----------
Balance June 30, 1998                       $11,858,704       $(4,153,889)       $    (8,509)       $ 7,793,985
                                            ===========       ===========        ===========        ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AFP IMAGING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                      1998             1997              1996
                                                                   -----------      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                               $(3,327,565)     $ 1,548,597       $   700,528
   Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities-
       Non-cash effect of special charges                            2,991,983             -                 -
       Accretion of imputed interest on note payable                    82,451             -                 -
       (Gain) loss on sale of equipment                                   -               3,396              -
       Depreciation and amortization                                   869,304          891,370           969,439
       Provision for losses on accounts receivable                     215,797           93,463           131,280
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                    911,241          567,560          (842,774)
         (Increase) decrease in inventories                           (330,018)       1,859,800           (26,956)
         (Increase) decrease in prepaid expenses and other              52,543         (167,221)          124,917
         (Increase) decrease in other assets                          (357,637)          (2,636)         (223,877)
         Increase (decrease) in accounts payable                      (807,001)        (302,565)       (1,564,700)
         Increase (decrease) in accrued expenses                      (906,152)         955,898          (578,856)
         Increase (decrease) in accrued payroll expenses               (52,806)          24,966           107,153
                                                                   -----------      -----------       -----------
                Total adjustments                                    2,669,705        3,924,031        (1,904,374)
                                                                   -----------      -----------       -----------
                Net cash provided by (used in) operating
                   activities                                         (657,860)       5,472,628        (1,203,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Regam Medical Systems
          International AB                                                -          (1,561,293)             -
   Investment in Visiplex Instruments, Ltd.                               -                -           (3,554,367)
   Investment in ProDen Systems, Inc.                               (1,030,100)            -                 -
   Issuance of notes receivable                                           -            (310,000)             -
   Proceeds from collection of notes receivable                        310,000             -                 -
   Acquisition of licensing agreement                                     -                -              (25,000)
   Capital expenditures                                               (479,971)        (217,525)         (197,824)
                                                                   -----------      -----------       -----------
                Net cash provided by (used in) investing
                   activities                                       (1,200,071)      (2,088,818)       (3,777,191)

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AFP IMAGING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                  (Continued)

                                                                  1998               1997               1996
                                                               -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing of debt                                             1,240,911                -            5,582,432
   Repayments of debt                                             (894,441)        (4,667,421)          (552,278)
   Exercise of common stock options                                 27,875             12,500             60,491
   Exercise of common stock warrants                               225,000                -                  -
   Issuance of convertible preferred stock                             -                  -            2,500,000
                                                               -----------        -----------        -----------
                Net cash provided by (used in) financing
                   activities                                      599,345         (4,654,921)         7,590,645

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                  (4,709)            (3,800)               -
                                                               -----------        -----------        -----------
                Net increase (decrease) in cash and cash
                   equivalents                                  (1,263,295)        (1,274,911)         2,609,608

CASH AND CASH EQUIVALENTS, at beginning of year                  1,858,287          3,133,198            523,590
                                                               -----------        -----------        -----------
CASH AND CASH EQUIVALENTS, at end of year                      $   594,992        $ 1,858,287        $ 3,133,198
                                                               ===========        ===========        ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the year for-
     Interest                                                  $   465,466        $   450,683        $   848,521
     Income taxes                                              $   161,585             80,373             47,648

SUPPLEMENTAL NON-CASH INVESTING AND FINANCIAL ACTIVITIES DISCLOSURES:
In fiscal 1998, common stock was issued upon the conversion of $2,171,071 of Series A convertible preferred stock and $854,247 of Series B preferred stock. In fiscal 1997, common stock was issued upon the conversion of $393,805 of Series A convertible preferred stock. In fiscal 1996, common stock was issued upon the conversion of $517,000 of convertible subordinated debentures and $359,071 of Series A convertible preferred stock.

In fiscal 1998, notes payable of $2.5 million were issued in lieu of cash payments made for the acquisition of ProDen. In fiscal 1997, notes payable of $1.2 million were issued in lieu of cash payments made for the acquisition of Regam.

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   AFP IMAGING CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

(1)    Accounting Policies:

          The Company

          AFP Imaging Corporation, together with its subsidiaries, (the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since its inception, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for producing "hard copy" images by chemical processing photosensitive materials. During fiscal 1996, the Company acquired specified assets and selected liabilities of Visiplex Instruments Ltd. which manufactures electronic diagnostic imaging equipment. On April 17, 1997, the Company acquired all of the outstanding shares of Regam Medical Systems International AB, a Swedish manufacturer of advanced dental imaging devices. On December 24, 1997, the Company acquired, through its wholly owned subsidiary, Dent-X International Inc., selected assets and liabilities of ProDen Systems, Inc., a manufacturer of intraoral dental camera systems. The Company's products are distributed to worldwide markets through a network of dealers and original equipment manufacturers.

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

          Inventories

          Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories used in the determination of cost of sales were as follows:

                                                                      1998              1997
                                                                   -----------       -----------
                 Raw materials and sub-component parts              $4,958,225        $4,565,064
                 Work-in-process and finished goods                  1,649,216         1,451,464
                                                                   -----------       -----------
                                                                    $6,607,441        $6,016,528
                                                                   ===========       ===========

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

          Intangible assets

          Intangible assets are valued at their estimated fair value when acquired. These assets, which are amortized on a straight-line basis, consist of the following:

                                                                                            Amortization
                                                          1998               1997              Period
                                                       -----------        -----------        -----------
                 Goodwill                              $ 5,089,103        $ 5,097,816        15-40 years
                 Licensing Fees                                -               25,000            2 years
                                                       -----------        -----------
                                                         5,089,103          5,122,816
                 Less - Accumulated Amortization          (698,642)          (681,363)
                                                       -----------        -----------
                 Intangible Assets, Net                $ 4,390,461        $ 4,441,453
                                                       ===========        ===========

          The Company periodically reviews the carrying value of its goodwill and other long-lived assets to determine whether an impairment may exist. The Company considers relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of the asset can be recovered. During fiscal 1998, the Company determined that the value of goodwill associated with its Regam operations was impaired (See Note
          9). Accordingly, the Company wrote-down the carrying value by approximately $1.3 million based upon management's best estimate of the fair value of this goodwill and estimates of future cash flows associated with the Regam product line, discounted for the time-value of money. This write-down has been included in "Special Charges" in the accompanying financial statements. As of June 30, 1998, the Company believes that no impairment of any other long-lived assets exist.

          Preferred stock

          The Company's Preferred Stock, Series A and Series B were fully converted to common stock as of June 30, 1998.

          Net earnings per common share

          Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) which requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively.

          SFAS 128 also requires restatement of previously reported earnings per share information for all periods presented in the accompanying Consolidated Statements of Operations to ensure consistency with currently reported amounts. Accordingly, the Company has restated previously reported earnings per share amounts.

          The computation of net earnings per common share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable. Basic and diluted earnings per common share for the fiscal years ended 1998, 1997 and 1996 are presented below:

                                                             1998               1997              1996
                                                          -----------        -----------       -----------
                 Net (Loss) Earnings Available for
                   Common Shareholders                    $(3,327,565)       $ 1,548,597       $   700,528

                 Total Common Stock and Equivalents
                                                            9,767,949          7,432,714         7,077,755
                                                          -----------        -----------       -----------
                 Basic Earnings Per Share                 $      (.34)       $       .21       $       .10
                                                          ===========        ===========       ===========
                 Net (Loss) Earnings Available for
                   Common Shareholders                    $(3,327,565)       $ 1,560,541       $   737,141

                 Total Common Stock and Equivalents
                                                            9,767,949         10,064,457         9,737,829
                                                          -----------        -----------       -----------
                 Diluted Earnings Per Share               $      (.34)       $       .16       $       .08
                                                          ===========        ===========       ===========

          The diluted earnings per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants, options and the conversion of convertible subordinated debentures and convertible preferred stock in periods in which such conversion would cause dilution. The diluted weighted average number of shares outstanding does not include the conversion of 974,120 stock options in fiscal 1998, as such amounts are antidilutive when there is a loss. In fiscal 1997 and 1996, the conversion of 103,138 and 253,138 warrants, respectively, would be antidilutive.

          In 1997 and 1996, net earnings available for common shareholders differs between basic and diluted earnings per share due to interest expense, net of taxes, associated with the convertible subordinated debentures, which would not have been incurred assuming conversion at the beginning of the period.

(2) Debt:

       As of June 30, 1998, the Company has an $8.4 million revolver loan and a $1.45 million term loan at an interest rate of 3/4% above prime (the "Credit Facility"). The Credit Facility is collateralized by accounts receivable, eligible inventory, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The arrangement provides for restrictions on borrowings, requires certain financial ratios related to total debt, unsubordinated debt to tangible net worth and current assets to current liabilities be maintained and requires minimum levels of working capital, net worth and cash flow. The Company has unused lines of credit available, subject to formula, of $2.0 million as of June 30, 1998 for short-term financing needs.

       The Credit Facility matures on July 14, 2000, therefore the revolver has been classified as long-term as of June 30, 1998.

       As of June 30, 1998 and 1997, debt consisted of the following:

                                                       1998           1997
                                                    ----------     ----------
                 Revolver                           $3,077,310     $2,956,399
                 Term Loan (a)                       1,305,000        330,000
                 Subordinated Notes Payable (b)      3,143,719      1,200,000
                 Capital Leases and Other              213,414        565,031
                                                    ----------     ----------
                                                     7,739,443      5,051,430

                 Less - Current Portion                770,834        639,314
                                                    ----------     ----------
                                                    $6,968,609     $4,412,116
                                                    ==========     ==========

           (a) The term loan balance increased during fiscal 1998 as part of the renegotiated Credit Facility. The loan will be paid in monthly payments of $12,083 for the period from August 1997 through and including July 2000, with the balance of $1,015,000 due on July 14, 2000.

           (b) The notes payable consist of a $1.0 million promissory note to ACG Nystromgruppen AB ("Nystrom"), the former parent of Regam Medical Systems International AB, and a $2.4 million promissory note to the former owner of ProDen Systems, Inc. ("ProDen"), reflected net of imputed interest of approximately $256,000. The Nystrom promissory note bears interest at a rate of 7.844% which represents LIBOR plus 2% at June 30, 1998 and is payable in full on April 17, 2000. The ProDen promissory note is a non-interest bearing note for which an 8% imputed interest rate has been applied. This note will be paid in semi-annual payments of $500,000 commencing on January 1, 1999, with the balance of $400,000 due on January 1, 2001.

       The Company's weighted average borrowing rate was approximately 9.29% and 10.25% as of June 30, 1998 and 1997, respectively. The fair market value of all of the Company's debt approximates its carrying value.

       Maturities of debt by fiscal year ended June 30 are as follows:

                     1999                              $  770,834
                     2000                               2,232,580
                     2001                               4,992,310

       At June 30, 1998, the Company had guarantees of $250,253 with foreign vendors.

(3)    Stock Purchase Plans and Common Stock Warrants:

       In November 1991, the Company reinstated its restricted stock purchase plan which had expired (the "Restricted Plan") under which 400,000 shares of Common Stock were reserved for issuance. 25,000 shares were issued during fiscal 1995.

       The Company has two employee incentive stock option plans, under which approximately 1,500,000 shares of Common Stock were authorized and available for issuance. Under the terms of the plans, options to purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company. Transactions for 1998, 1997 and 1996 are as follows:

                                                       Weighted                    Weighted                  Weighted
                                                        Average                     Average                   Average
                                           1998          Price          1997         Price        1996         Price
                                        ----------    ----------     ----------   ----------   ----------   ----------
       Options outstanding July 1,         822,620         $0.82        794,120        $0.79      238,000        $0.74
       Granted                             187,000          2.29         63,500         1.23      626,000         0.83
       Exercised                           (24,500)         1.14        (15,000)        0.83      (59,880)        1.02
       Cancelled                           (11,000)         0.64        (20,000)        0.64      (10,000)        0.75
                                        ----------    ----------     ----------   ----------   ----------   ----------
       Options outstanding June 30,        974,120         $1.10        822,620        $0.82      794,120        $0.79
                                        ==========    ==========     ==========   ==========   ==========   ==========
       Options exercisable at June 30,     974,120                      822,620                   794,120
                                        ==========                   ==========                ==========
       Weighted average fair value of
       options granted during years
       ended June 30,                        $1.02                        $0.52                     $0.35
                                        ==========                   ==========                ==========

       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for grants in fiscal 1998, 1997 and 1996: dividend yield of 0%; expected volatility ranging from 54% to 84%; expected life of five years and risk-free interest rate ranging from 5.52% to 7.35%.

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

                                                                        1998            1997             1996
                                                                     -----------     -----------      -----------
          Net Income                           As reported           $(3,327,565)     $1,548,597         $700,528
                                               Pro forma              (3,518,588)      1,515,477          483,642

          Basic earning per share              As reported             (.34)             .21               .10
                                               Pro forma               (.36)             .20               .07

          Diluted earnings per share           As Reported             (.34)             .16               .08
                                               Pro Forma               (.36)             .15               .05

(4)    Income Taxes:

       The (loss) income before provision for income taxes is comprised of the following:

                                                        1998           1997           1996
                                                     -----------    -----------    -----------
                 United States                       $(3,075,481)    $1,832,429       $760,528
                 Foreign                                (188,100)      (154,600)          -
                                                     -----------    -----------    -----------
                       Total                         $(3,263,581)    $1,677,829       $760,528
                                                     ===========    ===========    ===========

       The provision for income taxes is comprised of the following:

                                                        1998           1997           1996
                                                     -----------    -----------    -----------
                 Current:
                  State                                  $53,984       $129,232        $60,000
                  Foreign                                 10,000           -              -
                                                     -----------    -----------    -----------
                                                         $63,984       $129,232        $60,000
                                                     ===========    ===========    ===========

       The difference between the (benefit) provision for income taxes at the effective federal statutory rates and the amounts provided in the financial statements is summarized as follows:

                                                                   1998               1997               1996
                                                                -----------        -----------        -----------
               Tax benefit provision at Federal statutory
                 rates                                          $(1,109,618)       $   570,462        $   258,580

               Increase (decrease) in tax provision
                 resulting from:

               State income tax provision, net of federal
                 benefit                                             53,984             85,293             60,000
               Foreign tax provision                                 10,000                -                  -
               Foreign losses not benefited                          75,240             52,564                -
               Amortization in excess of tax basis                   96,000            103,467             69,548
               Realization of deferred tax assets                       -             (699,672)          (343,095)
               Domestic losses not benefited                        921,113                -                  -
               Other                                                 17,265             17,118             14,967
                                                                -----------        -----------        -----------
               Provision for income taxes                       $    63,984        $   129,232        $    60,000
                                                                ===========        ===========        ===========

       The items which comprise the deferred tax balance are as follows:

                                                                                  1998               1997
                                                                               -----------        -----------
               Depreciation and amortization                                   $ 1,097,803        $    26,507
               Accrued liabilities and reserves not currently deductible           469,783            428,477
               Inventory                                                           159,223            174,986
               Net operating loss carryforwards                                    635,169            653,808
                                                                               -----------        -----------
                                                                                 2,361,978          1,283,778
               Deferred tax asset valuation reserve                             (2,361,978)        (1,283,778)
                                                                               -----------        -----------
               Tax asset recognized on balance sheets                          $      -           $      -
                                                                               ===========        ===========

       Net operating loss carryforwards will expire beginning in 2009.

(5)    Profit Sharing Plan:

       The Company maintains a profit sharing plan and trust pursuant to which participants receive certain benefits upon retirement, death, disability and, to a limited extent, upon termination of employment for other reasons. Allocation among participants' interests, including officers and directors who are employees, is in accordance with current Internal Revenue Service regulations.

       The aggregate amount contributed to the plan by the Company each fiscal year is determined by the Board of Directors following a review of the profits of such fiscal year. The plan requires no minimum contribution by the Company. Profit sharing expense of $0, $50,000 and $40,000 was recorded for the years ended June 30, 1998, 1997 and 1996, respectively.

(6)    Commitments and Contingencies:

       The Company and its subsidiaries are defendants (together with other third parties) in a legal claim alleging that the Company violated bulk sales laws upon the acquisition of Visiplex Instruments Ltd. ("Visiplex") in July 1995. The Company believes that this claim is without merit and intends to vigorously defend the litigation. While substantial monetary damages have been alleged in the lawsuit, the Company believes the actual outcome of this matter would not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the Company has filed a cross claim against the former owners of Visiplex under an indemnification clause contained in the asset purchase agreement between the two parties.

       The Company has leases for office and manufacturing facilities for periods expiring through fiscal year 2001. Approximate minimum annual rental payments under these leases as of the fiscal year ended June 30 are as follows:

               1999                                   $599,000
               2000                                    599,000
               2001                                    299,000

       Rent expense was approximately $733,000, $719,000 and $748,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

(7)    Segment Information:

       The Company operates in one business segment which designs, develops, manufactures and markets medical, dental and graphic arts image systems and all related accessories. There were no sales to any one customer in excess of 10% of net sales in fiscal 1998, 1997 and 1996.

       Segment financial information:

                                                 1998                1997                1996
                                             ------------        ------------        ------------
               Sales
                 United States               $ 22,106,153        $ 23,527,612        $ 26,368,729
                 Europe                         1,167,200             529,100                 -
                 Domestic export sales         10,499,354          12,991,798          10,160,150
                                             ------------        ------------        ------------
                          Total              $ 33,772,707        $ 37,048,510        $ 36,528,879
                                             ============        ============        ============
               Net (Loss) Income
                 United States               $ (3,139,565)       $  1,702,497        $    700,528
                 Europe                          (188,000)           (153,900)                -
                                             ------------        ------------        ------------
                          Total              $ (3,327,565)       $  1,548,597        $    700,528
                                             ============        ============        ============
               Identifiable Assets
                 United States               $ 18,521,609        $ 19,630,528        $ 20,258,093
                 Europe                           139,300             885,500                 -
                                             ------------        ------------        ------------
                          Total              $ 18,660,909        $ 20,516,028        $ 20,258,093
                                             ============        ============        ============

(8)    Acquisitions:

       On December 24, 1997, the Company acquired, through its wholly owned subsidiary, Dent-X International, Inc., ProDen Systems, Inc., ("ProDen") of Vancouver, Washington for approximately $3.5 million in cash and notes. ProDen is a manufacturer of intraoral dental camera systems, utilizing proprietary technology. Existing capital funds were used to acquire ProDen. The results of ProDen's operations have been combined with those of the Company since the date of acquisition.

       The acquisition was accounted for under the purchase method. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price was recorded as the excess of cost over net assets acquired ("goodwill") and is being amortized over fifteen years on a straight-line basis. During the quarter ended March 31, 1998, the Company re-allocated a portion of the purchase price to in-process research and development expenditures, which reduced operating income by $1.7 million. Such re-allocation was recorded based on a third party appraisal of the value of the in-process research and development projects acquired as of the acquisition date. The remaining goodwill is being amortized over a 15-year period.

       On April 17, 1997 the Company acquired all of the outstanding shares of Regam Medical Systems International AB ("Regam"), a Swedish manufacturer of electronic dental imaging equipment for $2.9 million in cash and notes payable. The notes payable, totaling $1.2 million, were issued to the former owner of Regam (See Note 2).

       The acquisition was accounted for using the purchase method of accounting. Goodwill of approximately $2.8 million was originally recorded associated with this acquisition. A portion of this goodwill was deemed to be impaired during 1998 and, accordingly, was written-off in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (See Notes 1 and 9).

       The following table reflects unaudited pro forma combined results of operations of the Company, ProDen and Regam on the basis that the acquisitions had taken place at the beginning of fiscal 1996:

                                                     (Unaudited)        (Unaudited)       (Unaudited)
                                                         1998               1997              1996
                                                     -----------        -----------       -----------
               Revenues                              $34,674,883        $40,399,691       $38,006,591
               Net (loss) income                      (3,240,136)           793,581           191,668
               (Loss) income per common share:
                 Basic                                     $(.33)              $ 11              $.03
                 Diluted                                   $(.33)              $.08              $.02
               Shares used in computation:
                 Basic                                 9,767,949          7,432,714         7,077,755
                 Diluted                               9,767,949         10,064,457         9,737,829

       In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1996, or of future operations of the combined companies under the ownership and management of the Company.

(9)    Special Charges

       During fiscal 1998, the Company implemented a restructuring and integration program associated with the relocation of the Regam operations which reduced operating income by approximately $1.6 million. These charges included $329,000 of non-recurring costs to close down the Swedish plant and transfer all the manufacturing activities to the U.S., such as severance and related social costs, production line set-up and training costs in the U.S., and costs to terminate various contracts in Sweden. This charge also includes an amount of $1.3 million to reduce the goodwill associated with the Company's acquisition of Regam, due to the recognized impairment in the value of the Swedish operations (See Note 1).

       In addition, in connection with the acquisition of ProDen, the Company allocated approximately $1.7 million of the purchase price to in-process research and development (See Note 8).

(10)   Adoption of New Financial Standards

       The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.

                   AFP IMAGING CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 and 1996

                                      Balance at        Charged to        Charged to
                                       Beginning         Costs and          Other                               Balance at
           Description                 of Period          Expenses        Accounts(1)         Deductions       End of Period
---------------------------------     -----------       -----------       -----------        -----------       -------------
June 30, 1998
-------------

Allowance for doubtful accounts
   and sales returns                  $   277,926       $   234,571       $       -          $   (90,294)       $   422,203

Accumulated depreciation                6,113,123           361,755               -                  -            6,474,878

Accumulated amortization                  681,363           475,546               -             (458,267)           698,642

Deferred tax asset valuation
   reserve                              1,283,778               -           1,078,200                -            2,361,978

June 30, 1997
-------------

Allowance for doubtful accounts
   and sales returns                  $   238,000       $    93,463       $    67,926        $  (121,463)       $   277,926

Accumulated depreciation                5,833,067           363,195               -              (83,139)         6,113,123

Accumulated amortization                  666,968           398,150               -             (383,755)           681,363

Deferred tax asset valuation
   reserve                              2,134,125               -            (850,347)               -            1,283,778

June 30, 1996
-------------

Allowance for doubtful accounts
   and sales returns                  $   179,998       $   131,280       $    88,728        $  (162,006)       $   238,000

Accumulated depreciation                5,450,566           382,501               -                  -            5,833,067

Accumulated amortization                1,272,973           586,938               -           (1,192,943)           666,968

Deferred tax asset valuation
   reserve                              1,974,402               -             159,723                -            2,134,125

(1) Represents amounts acquired from Visiplex Instruments Ltd. or Regam Medical Systems International AB, or corresponding increase (decrease) in the related deferred tax asset.

Item 9.  Disagreements on Accounting and Financial Disclosure

During the three years ended June 30, 1998, there were no disagreements with the Company's independent accountants on any matters or accounting principles or practices or financial statement disclosure.

                                   Part III

Items 10, 11,12, and 13 are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders, tentatively scheduled for December 18, 1998.

Part IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a) 1. The financial statements and schedules listed in the accompanying index to financial statements are filed as a part of this annual report.

           2. See a) 1. Above.

           3. The following exhibits are filed pursuant to Item 601 of Regulation S-K. The numbers set forth below opposite the description of each Exhibit correspond to the Exhibit Table of Item 601 of Regulation S-K.

               2.  (a) -- Asset Purchase Agreement between Xenon Industries
                          Inc., and Visiplex Instruments, Ltd., dated June 30, 1995. (6)
                   (b) -- Stock Purchase Agreement between ACG Nystromgruppen
                          AB and AFP Imaging Corporation, dated April 17, 1998. (12)
                   (c) -- Promissory Note between ACG Nystromgruppen
                          AB and AFP Imaging Corporation, dated April
                          17, 1998. (12)
                   (d) -- Asset Purchase Agreement between AFP Imaging and
                          ProDen Systems, Inc., dated December 24, 1997. (13)
                   (e) -- Two Promissory Notes between ProDen Systems, Inc.
                          and AFP Imaging Corporation, dated December 24, 1997. (13)

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

               4.  (a) -- Specimen of Common Stock Certificates. (2)
                   (b) -- Form of Common Stock Purchase Warrant. (2)
                   (c) -- 1980 Restricted Stock Purchase Plan of the
                          Registrant. (2)
                   (d) -- Form of Restricted Stock Purchase Agreement. (2)
                   (e) -- Profit Sharing Plan of the Registrant, as
                          supplemented. (2)
                   (f) -- Specimen of Preferred Stock, Series A
                          Certificate. (5)
                   (g) -- Form of Preferred Stock and Debenture Purchase
                          Agreement, dated as of August 12, 1982, between Registrant and each of the persons listed on the schedule of purchasers annexed thereto. (4)
                   (h) -- Form of Registrant's 12% Convertible Subordinated
                          Debenture due 1998. (4)
                   (i) -- Restated Certificate of Incorporation. (4)
                   (j) -- Registration Right Agreement, dated August 12, 1982 between Registrant and Pako Corporation. (4)
                   (k) -- Warrant Certificate, dated August 12, 1982, issued
                          to Frederick R. Adler. (4)
                   (l) -- Warrant Certificate, dated October 22, 1982 issued
                          to 61 Broadway Associates Partnership. (1)
                   (m) -- Registrant's 1992 Stock Option Plan. (9)
                   (n) -- Subscription Agreement, dated October 11, 1995 of
                          New Ballantrae Partners, L.P. (10)
                   (o) -- Registration Rights Agreement, dated as of October
                          12, 1995 by and between AFP Imaging Corporation and New Ballantrae Partners, L.P. (10)
                   (p) -- Shareholders Agreement, dated as of October 12, 1995 by and among New Ballantrae Partners, L.P., Donald Rabinovitch and David Vozick. (10)
                   (q) -- Registrant's 1995 Stock Option Plan. (11)
                   (r) -- Registration Statement dated December 31, 1997 to
                          register the Common Stock issuable upon exercise of options granted under the Employee Stock Option Plans. (15)

               10. (a) -- Health and Medical Reimbursement Plan. (2)
                   (b) -- Lease Agreement dated September 1, 1985, for
                          premises at 250 Clearbrook Road, Elmsford, NY. (7)
                   (c) -- Letter Amendment dated May 1992, to Registrant's 12%
                          Convertible Subordinated Debenture due 1998. (9)

                   (d) -- Greyhound Financial Capital Corporation Loan and
                          Security Agreement (8)
                   (e) -- Finova Capital Corporation (formerly Greyhound
                          Financial Capital Corporation) Amendment No. 3 to Loan and Security Agreement and Replacement Secured Promissory Note. (14)

           11. -- Statement re computation per share earnings. (3)

           21. -- Subsidiaries of the Registrant.

           27. -- Financial Data Schedule

     b)    Reports on Form 8-K:

           No reports on Form 8K were filed by the Company during the three months ended June 30, 1998.

     (1) Incorporated by reference from the Exhibits filed with Registrant's Report on Form 10-K, dated June 30, 1984, filed with the Securities and Exchange Commission.

     (2) Incorporated by reference from the exhibits filed with Registration Statement file #2-G8980 of the Company, as amended, on file with the Securities and Exchange Commission.

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

     (12) Incorporated by reference from the Exhibits filed with the Registrant's Report on Form 8-K, dated May 1, 1997.

     (13) Incorporated by reference from the Exhibits filed with Registrant's Report on Form 8-K, dated January 8, 1998.

     (14) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

     (15) Incorporated by reference from the Exhibits filed with the Registrant's Registration Statement on Form S-8, dated December 31, 1997.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     By:   /s/ Elise Nissen
         ----------------------------------------
           Elise Nissen, Chief Financial Officer
     Date:  September 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By:   /s/ Donald Rabinovitch
         ----------------------------------------
           Donald Rabinovitch, President
                  & Director
           (Principal Executive Officer)
     Date:  September 28, 1998

     By:   /s/ David Vozick
         ----------------------------------------
           David Vozick, Chairman of the Board
               Secretary and Treasurer
     Date:  September 28, 1998

     By:   /s/ Robert Blatt
         ----------------------------------------
           Robert Blatt, Director
     Date:  September 28, 1998

     By:   /s/ Jack Becker
         ----------------------------------------
           Jack Becker, Director
     Date:  September 28, 1998

     By:   /s/ Robert Rosen
         ----------------------------------------
           Robert Rosen, Director
     Date:  September 28, 1998