Form 10-Q
period 1998-09-30
AFP IMAGING CORP
filed 1998-11-13
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1998
                  ------------------

Commission File Number 0-10832

                            AFP Imaging Corporation
                            -----------------------
             (Exact name of registrant as specified in its charter)

          New York                                     13-2956272
-------------------------------                   ---------------------
(State or other jurisdiction of                   (IRS Employer ID No.)
incorporation or organization)

250 Clearbrook Road, Elmsford, New York                   10523
-----------------------------------------                ------
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

The registrant had 9,271,054 shares of Common Stock outstanding as of November 1,1998.

                         PART I. Financial Information

The consolidated financial statements included herein have been prepared by AFP Imaging Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of AFP Imaging Corporation as of September 30, 1998 and June 30, 1998, and the results of its operations for the three month periods ended September 30, 1998 and 1997, and its cash flows for the three month periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
       Consolidated Balance Sheets - September 30, 1998 and June 30, 1998

Assets                                          September 30,     June 30,
                                                    1998            1998
                                                ------------    ------------

Current Assets:
          Cash and cash equivalents             $  1,075,385    $    594,992
                                                ------------    ------------
          Accounts receivable, less allowance
          for doubtful accounts of $439,000
          and $422,200 respectively                5,156,809       4,755,093

     Inventories                                   6,448,538       6,607,441
     Prepaid expenses and other                      186,603         293,989
                                                ------------    ------------

          Total current assets                    12,867,335      12,251,515
                                                ------------    ------------

Property and Equipment, (at cost)                  8,206,530       8,112,721

Less accumulated depreciation                     (6,581,927)     (6,474,878)
                                                ------------    ------------
                                                   1,624,603       1,637,843
                                                ------------    ------------


Intangible Assets,
          net of accumulated amortization          4,339,119       4,390,461
                                                ------------    ------------


Other Assets                                         226,925         381,090
                                                ------------    ------------


                                                $ 19,057,982    $ 18,660,909
                                                ============    ============


Liabilities and Stockholders' Equity         September 30,        June 30,
                                                 1998              1998
                                             ------------      ------------

Current Liabilities:
   Current portion of long-term debt         $  1,129,492      $    770,834
          Accounts payable                      1,839,487         1,266,127
          Accrued expenses                      1,368,512         1,861,354
                                             ------------      ------------
   Total current liabilities                    4,337,491         3,898,315
                                             ------------      ------------

Long Term Debt                                  7,095,052         6,968,609
                                             ------------      ------------



  Shareholders' Equity
  Common Stock, $.01 par value,
    30,000,000 shares authorized
    9,767,949 shares issued and
    outstanding at September 30, 1998 and
    June 30, 1998,                                 97,679            97,679
Paid-in capital in excess of par               11,858,704        11,858,704
Accumulated deficit                            (4,327,333)       (4,153,889)
Accumulated other comprehensive income             (3,611)           (8,509)
                                             ------------      ------------
        Total shareholders' equity              7,625,439         7,793,985
                                             ------------      ------------


                                             $ 19,057,982      $ 18,660,909
                                             ============      ============

 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Operations


                                                      Three Months Ended
                                                         September 30,

                                                     1998              1997
                                                     ----              ----

Net Sales                                         $7,331,109       $8,893,620

Cost of Sales                                      5,001,650        5,727,875
                                                  ----------        ---------

     Gross Profit                                  2,329,459        3,165,745
                                                  ----------        ---------

Selling, General and
  Administrative Expenses                          2,033,225        2,411,654
Research and Development                             298,209          201,325
                                                  ----------        ---------

                                                   2,331,434        2,612,979
                                                  ----------        ---------

     Operating income (loss)                         (1,975)          552,766
                                                  ----------        ---------

Interest, net                                       159,469            94,599
                                                  ----------        ---------

Income (loss) before provision for taxes           (161,444)          458,167

Provision for Income Taxes                           12,000            50,480
                                                  ----------        ---------

Net Income (loss)                                 ($173,444)         $407,687
                                                  =========         =========

NET EARNINGS (LOSS) PER
SHARE
     Basic                                           ($ .02)            $ .05
                                                      ======            =====
     Diluted                                         ($ .02)            $ .04
                                                      ======            =====

Weighted average outstanding
     Common stock                                 9,767,949         7,634,461
     Preferred stock                                    ---         2,084,289
     Employee stock options                             ---           548,425
                                                  ----------        ---------
Common stock and common
     stock equivalents                            9,767,949        10,267,175
                                                  =========        ==========

DIVIDENDS PER SHARE                                     None             None



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
             For the Three Months Ended September 30, 1998 and 1997

                                                           Convertible  Convertible    Common                    Paid-in
                                          Comprehensive     Preferred    Preferred     Stock        Common      Capital In
                                          Income (Loss)     Stock (A)    Stock (B)    Warrants       Stock      Excess of Par
                                          -------------     ---------    ---------     --------     -------     -------------

Balance June 30, 1997                           $--        $2,171,071    $854,247      $25,314    $ 74,327     $ 8,578,549

     Issuance of  152,027 shares
       of common stock in connection with
       the conversion of common stock
        warrants                                ---              ---         ---       (15,000)      1,520         238,480
     Issuance of  24,500 shares
      of common stock in connection with
      the conversion of stock options           ---              ---         ---          ---          245          27,630

     Conversion of 24,381 shares of
       Preferred Stock, Series A to 25,220
       shares of common stock                   ---          (29,257)        ---          ---          251          29,006

     Foreign currency translation
       Adjustment                            22,943              ---         ---          ---         ---             ---

     Net income for three months
       ended September 30, 1997             407,687              ---         ---          ---         ---             ---
                                           --------
Comprehensive Income                       $430,630              ---         ---          ---         ---             ---
                                           ========       ----------    --------     --------     --------     -----------
Balance September 30, 1997                                $2,141,814    $854,247     $ 10,314     $ 76,343     $ 8,873,665
                                                          ==========    ========     ========     ========     ===========


Balance June 30, 1998                          $---             $-0-        $-0-         $-0-     $ 97,679     $11,858,704

     Foreign currency translation
       adjustment                             4,898              ---         ---          ---         ---             ---

     Net loss for three months
       ended September 30, 1998           $(173,444)             ---         ---          ---         ---             ---
                                          ---------

Comprehensive Loss                        $(168,541)             ---         ---          ---         ---             ---
                                          =========       ----------    --------      -------    --------      -----------
Balance September 30, 1998                                $      -0-    $    -0-      $   -0-    $ 97,679      $11,858,704
                                                          ==========    ========      ========   ========      ===========

                                                              Accumulated
                                                                 Other
                                             Accumulated     Comprehensive
                                               Deficit        Income (Loss)        Total
                                             -----------     -------------         -----
Balance June 30, 1997                       $  (826,324)        $(3,800)      $10,873,384

     Issuance of  152,027 shares
       of common stock in connection with
       the conversion of common stock
        warrants                                   ---              ---           225,000
     Issuance of  24,500 shares
      of common stock in connection with
      the conversion of stock options              ---              ---            27,875

     Conversion of 24,381 shares of
       Preferred Stock, Series A to 25,220
       shares of common stock                      ---              ---               ---

     Foreign currency translation
       Adjustment                                  ---            22,943           22,943

     Net income for three months
       ended September 30, 1997                 407,687             ---           407,687

Comprehensive Income                             ---                ---               ---
                                            -----------        ---------      -----------
Balance September 30, 1997                  $  (418,637)       $  19,143      $11,556,889
                                            ===========        =========      ===========


Balance June 30, 1998                       $(4,153,889)        $ (8,509)     $ 7,793,985

     Foreign currency translation
       adjustment                                  ---             4,898            4,898

     Net loss for three months
       ended September 30, 1998                (173,444)           ---           (173,444)


Comprehensive Loss                                 ---             ---                ---
                                            -----------        ---------      -----------
Balance September 30, 1998                  $(4,327,333)       $  (3,611)     $ 7,625,439
                                            ===========        =========      ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Three months Ended September 30, 1998 and 1997

                                                                                           1998                       1997
                                                                                           ----                       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                                 $ (173,444)               $  407,687
 Adjustments to reconcile net income to net cash provided
       by operating activities-
         Accretion of Imputed intrest on note payable                                      38,733                       ---
         Depreciation and amortization                                                    213,873                   207,919
         Change in assets and liabilities:
           (Increase) Decrease in accounts receivable                                    (401,716)                  949,846
           Decrease (Increase) in inventories                                             158,903                  (382,424)
           Decrease (Increase) in prepaid expenses and other assets                       192,342                   (36,569)
           Increase in accounts payable                                                   573,360                    77,366
           (Decrease) in accrued expenses                                                (492,842)                 (840,780)
                                                                                         ---------                 ---------

         Total adjustments                                                                282,653                   (24,642)
                                                                                          -------                   --------
         Net cash provided by operating activities                                        109,209                   383,045
                                                                                          -------                   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                 (80,082)                 (109,484)
                                                                                          --------                 ---------

         Net cash (used by) investing activities                                          (80,082)                 (109,484)
                                                                                          --------                 ---------

CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing of debt                                                                    532,178                       ---
     Repayment of debt                                                                    (85,810)                 (766,873)
     Exercise of common stock warrants                                                        ---                   225,000
     Exercise of common stock options                                                         ---                    27,875
                                                                                          -------                 ---------

         Net cash provided by (used by) financing activities                              446,368                  (513,998)
                                                                                          -------                  ---------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                          4,898                    22,943
                                                                                            -----                 ---------

         Net increase (decrease) in cash and cash equivalents                             480,393                  (217,494)

CASH AND CASH EQUIVALENTS, at beginning of period                                         594,992                 1,858,287
                                                                                          -------                 ---------

CASH AND CASH EQUIVALENTS, at end of period                                            $1,075,385                $1,640,793
                                                                                       ==========                ==========





  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1998

(1)  General:

The accounting policies followed during the interim periods reported on herein are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(2)  Net earnings per common share:

The Company's Preferred Stock, Series A and Series B were fully converted to common stock as of December 31, 1997.

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. FAS 128 also requires restatement of previously reported earnings per share information for certain periods presented in the accompanying Consolidated Statements of Operations, to ensure consistency with currently reported amounts. Accordingly, the Company has restated previously reported earnings per share amounts. The diluted weighted average number of shares outstanding does not include the stock options and warrants in fiscal 1999, as such amounts are anti-dilutive when there is a loss.

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

(5)  Income Taxes:

The Company's income tax provision for fiscal 1999 and 1998 relates to state and foreign income or capital taxes. No provision for federal income taxes was recorded in fiscal 1998 as all federal tax liabilities were offset by the net operating loss tax carry forwards not previously recognized in prior years. No income tax benefit related to the loss reported in fiscal 1999 has been recorded, in accordance with Statement of Financial Accounting Standards Board Statement 109.


(6)  Adoption of New Accounting Pronouncement:

Effective July 1, 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". This pronouncement requires the inclusion of a new basic financial statement which outlines the significant components of the Company's comprehensive income. Other than net income, foreign currency translation adjustments associated with the Company's Swedish subsidiary are the only components of the Company's comprehensive income for all periods presented.

(7)  Subsequent Event:

On October 16, 1998, Robert Rosen resigned his directorship of the Company. Effective with such resignation, the term of Mr. Rosen's one year consulting agreement dated September 19, 1997 commenced. On October 19, 1998, the Company and Mr. Rosen agreed to extend such consulting agreement through October 16, 2001. Mr. Rosen's aggregate cash compensation payable thereunder is $8,333.33 per month, for a period of three years and his existing stock options granted pursuant to the consulting agreement were modified by increasing the term from three years to four years, increasing the number of shares underlying the option from 150,000 to 300,000 common shares, and reducing the exercise price from $2.636545 to $0.75 per share. On October 19, 1998, the Company repurchased (and subsequently retired) 496,895 shares of the Company's common stock owned by Mr. Rosen for an aggregate consideration of $375,671.75.

Item 2: Management's Discussion and Analysis of Fiscal 1999 Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company's working capital at September 30, 1998 increased approximately $177,000 due to funds generated from operations, as the Company's non-cash items were greater than the net loss for the quarter.

The Company has a senior credit facility consisting of a $9.85 million revolver and term loan facility. This credit line is sufficient to finance ongoing working capital requirements. The revolver loan is secured by available and eligible inventory, accounts receivable, and specific intangibles. This facility requires that certain financial ratios and net worth amounts be maintained. The Company is currently in compliance with all of its financial ratios, covenants, and terms. This facility was renewed in July 1997 and expires in July 2000. The Company's historical cash flows have been favorable; however, the Company is dependent upon its existing credit facilities to finance its overall operations. At September 30, 1998 the Company had available $2.0 million of unused lines of credit for short-term financing needs plus cash and cash equivalents of $1,075,000.

Capital expenditures for fiscal 1999 consist of several individual computer workstation upgrades, production tooling, molds and other appropriate replacements in the normal course of operations. In fiscal 1998, the Company acquired a new Business Information System including the upgrade and replacement of existing computer hardware and a new fully integrated manufacturing software package. The Company committed to a three year lease for the hardware and software costs, which have been recorded as a capital lease. All implementation costs have been capitalized and are being amortized over three years in accordance with generally accepted accounting principles. This system was fully implemented during the third quarter of fiscal year 1998 and fully satisfies all Year 2000 compliance issues.

The Company expects its need for working capital will continue to be financed by operations and from borrowings on its credit facility, and anticipates financing future capital equipment requirements principally from internally generated funds. The Company is presently unaware of any other demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity in the foreseeable future.

Year 2000 Compliance

The Company has developed and substantially implemented a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. As described above, all of the Company's internal information systems have been replaced with fully compliant new software and systems. The total cost of the software, implementation and hardware were capitalized as incurred. The Company continues to upgrade its internal information systems as part of an overall operational plan to replace older systems with more efficient current technology. The Company believes that all significant costs related to the Year 2000 compliance issue have been incurred.

The Company is also consulting with its processing banks and payroll service provider to ensure that their services are Year 2000 compliant. The Company has been advised by these service providers that all of these external information services and systems are Year 2000 compliant.

The Company is in the process of contacting its vendors, on whom it relies, to assure that their systems are or will be Year 2000 compliant. The Company will evaluate these responses and ensure that critical vendors are Year 2000 compliant, or review alternate sourcing of these materials to Year 2000 compliant vendors. The Company has reviewed their own plant equipment and has determined that such equipment is either Year 2000 compliant or not affected by the Year 2000 issues.

The Company is in the process of developing contingency plans to address the most reasonably likely worst case scenarios from the potential Year 2000 disruption. The Company's Year 2000 efforts are ongoing and will continue to evolve as new information becomes available. The Company does not anticipate a major interruption of its business activities, however, this will be dependent in part upon the ability of third party vendors to be Year 2000 compliant. Although the Company has implemented the actions described above to address these third party issues, it has no direct ability to influence compliance actions by such parties. Accordingly, while the Company believes its actions should help reduce the possible effects of the Year 2000 risks, it is unable to eliminate the ultimate effects on the Company's operating results.

Euro Conversion

A single currency called the euro will be introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies and the euro will be established as of that date, to remain legal tender as denominations until at least January 1, 2002. Beginning in January 2002, new euro-denominated bills and coins will be issued. The Company has established plans to address the issues raised by the euro currency conversion. These plans include the ability of third-party computer and financial systems to adopt to euro-denominated transactions, and the impact of one common currency on pricing. The Company does not expect these system and equipment conversions costs to have a material effect on the operations of the Company.

Comparison of Three Months Fiscal 1999 Versus Three Months Fiscal 1998

Sales decreased $1,566,500 or 17.6% between the two periods. All of the Company's product lines experienced a decrease in sales volume, the most significant was in the graphic arts marketplace. Fluctuating world markets, combined with the relatively strong US dollar, have reduced the Company's export sales. Alternative imaging systems created by evolving technology has also impacted the Company's distribution channels. The Company continues to explore and develop additional products through engineering efforts, aggressive distribution techniques, as well as repositioning its products in the marketplace. Gross profit as a percent of sales decreased 3.8 percentage points. Material costs remained fairly steady this quarter, however, certain required fixed overhead costs were distributed over the lower sales volume.

Selling, general and administrative costs decreased $378,400 or 15.7% due to lower sales commissions based on lower volumes, and a general reduction in variable expenses, based on management's cost elimination programs. The Swedish facility was shutdown in November 1997 (fiscal 1998), therefore eliminating approximately $210,000 of costs directly incurred in Sweden in the prior year's first quarter.

Research and development costs increased $96,900 or 48%. The Company has committed to the development of its digital dental products to maintain and increase market share. Additionally, the Company continues to invest in sustaining engineering and related costs. Where applicable, the Company is acting as a master import distributor for products developed by others.

Interest expense net, increased $64,900 or 68% due to approximately $4.0 million more in debt as of September 1998 versus September 1997. This increase is also comprised of imputed interest on the $2.5 million of non-interest bearing acquisition debt for the digital dental acquisition in December 1997. The Company continues to invest in their digital product lines to maintain their technical competitiveness.

On October 29, 1998, the Company received a letter from NASDAQ that the Company's shares over the past 30 days did not maintain a closing bid price greater than $1.00.


                           Part II Other Information


Item 6:    Exhibits and Reports on Form 8-K.

(a)        None


(b)        Reports on Form 8-K

           A Current Report on Form 8-K was filed on October 28, 1998 to report the resignation of Robert Rosen as a director, the amendment of the consulting agreement dated September 19, 1997, and the repurchase of his outstanding shares of common stock by the Company. See footnote 7, Subsequent Event to the Consolidated Financial Statements for further discussion of this matter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AFP IMAGING CORPORATION
                                       -------------------------


                                       David Vozick
                                       Chairman of the Board
                                       Secretary, Treasurer
                                       Date:  November 13, 1998


                                       -------------------------

                                       Donald Rabinovitch
                                       President and Director
                                       Date:  November 13, 1998


                                       -------------------------

                                       Elise Nissen
                                       Chief Financial Officer
                                       Date:  November 13, 1998