Form 10-Q
period 1998-12-31
AFP IMAGING CORP
filed 1999-02-22
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1998
                  -----------------

Commission File Number 0-10832
                       -------

                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

          New York                                             13-2956272
-------------------------------                           ---------------------
(State or other jurisdiction of                           (IRS Employer ID No.)
incorporation or organization)

250 Clearbrook Road, Elmsford, New York                            10523
-----------------------------------------                          ------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:    (914) 592-6100
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ----

The registrant had 9,271,054 shares of Common Stock outstanding as of February 1, 1999.

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

In the opinion of the Company, all adjustments necessary to present fairly the financial position of AFP Imaging Corporation as of December 31, 1998 and June 30, 1998, and the results of its operations for the three and six month periods ended December 31, 1998 and 1997, and its cash flows for the six month periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
        Consolidated Balance Sheets - December 31, 1998 and June 30, 1998
        -----------------------------------------------------------------


                                                   December 31,        June 30,
Assets                                                 1998              1998
------                                             ------------        --------

Current Assets:
  Cash and cash equivalents                       $    506,725     $    594,992
  Accounts receivable, less allowance
    for doubtful accounts of $596,700
    and $422,200 respectively                        4,502,799        4,755,093
  Inventories                                        6,991,555        6,607,441
  Prepaid expenses and other                           126,141          293,989
                                                  ------------     ------------
       Total current assets                         12,127,220       12,251,515
                                                  ------------     ------------

Property and Equipment, (at cost)                    8,244,575        8,112,721

Less accumulated depreciation                       (6,733,577)      (6,474,878)
                                                  ------------     ------------
                                                     1,510,998        1,637,843
                                                  ------------     ------------

Intangible Assets,
       net of accumulated amortization               4,255,095        4,390,461
                                                  ------------     ------------

Other Assets                                           317,097          381,090
                                                  ------------     ------------

                                                  $ 18,210,410     $ 18,660,909
                                                  ============     ============


                                                   December 31,        June 30,
Liabilities and Stockholders' Equity                   1998             1998
------------------------------------               ------------        --------

Current Liabilities:
  Current portion of long-term debt               $  1,122,067     $    770,834
   Accounts payable                                  1,734,068        1,266,127
   Accrued expenses                                  1,432,679        1,861,354
                                                  ------------     ------------
  Total current liabilities                          4,288,814        3,898,315
                                                  ------------     ------------

Long Term Debt                                       7,319,337        6,968,609
                                                  ------------     ------------

Shareholders' Equity
  Common Stock, $.01 par value, 30,000,000
    shares authorized, 9,271,054 and
    9,767,949 shares issued and
    outstanding at December 31, 1998 and
    June 30, 1998, respectively                         92,710           97,679
Paid-in capital in excess of par                    11,491,001       11,858,704
Accumulated deficit                                 (4,967,998)      (4,153,889)
Accumulated other comprehensive loss                   (13,454)          (8,509)
                                                  ------------     ------------
    Total shareholders' equity                       6,602,259        7,793,985
                                                  ------------     ------------
                                                   $18,210,410      $18,660,909
                                                  ============     ============


  The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      -------------------------------------

                                                     Three Months Ended                   Six Months Ended
                                                        December 31,                         December 31,
                                                   1998              1997                1998             1997
                                                   ----              ----                ----             ----
Net Sales                                       $7,797,716        $8,871,753        $15,128,825        $17,765,373

Cost of Sales                                    5,615,428         6,057,905         10,617,078         11,785,780
                                                ----------        ----------        -----------        -----------

     Gross Profit                                2,182,288         2,813,848          4,511,747          5,979,593
                                                ----------        ----------        -----------        -----------
Selling, General and
  Administrative Expenses                        2,353,233         2,289,891          4,386,458          4,701,545
Research and Development                           294,706           191,394            592,915            392,719
Special Charges                                          -         1,620,983                  -          1,620,983
                                                ----------        ----------        -----------        -----------

                                                 2,647,939         4,102,268          4,979,373          6,715,247
                                                ----------        ----------        -----------        -----------

     Operating loss                               (465,651)       (1,288,420)          (467,626)          (735,654)
                                                ----------        ----------        -----------        -----------

Interest, net                                      163,014            63,949            322,483            158,548
                                                ----------        ----------        -----------        -----------

Loss before provision for taxes                   (628,665)       (1,352,369)          (790,109)          (894,202)

Provision for Income Taxes                          12,000                 -             24,000             50,480
                                                ----------        ----------        -----------        -----------

Net Loss                                         ($640,665)      ($1,352,369)         ($814,109)         ($944,682)
                                                ==========      ============        ===========        ===========

NET LOSS PER SHARE
     Basic                                         ($ .07)           ($ .14)            ($ .09)            ($ .11)
                                                    ======            =====              =====              =====
     Diluted                                       ($ .07)           ($ .14)            ($ .09)            ($ .11)
                                                    ======            ======             =====              =====

Weighted average outstanding
     Common stock                                9,271,054         9,767,900          9,519,502          8,701,200
     Employee stock options                            ---               ---                ---                ---
                                                ----------        ----------        -----------        -----------
Common stock and common
     stock equivalents                           9,271,054         9,767,900          9,519,502          8,701,200
                                                 =========         =========          =========          =========

DIVIDENDS PER SHARE                                   None              None               None               None



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
 Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
               For the Six Months Ended December 31, 1998 and 1997
               ---------------------------------------------------


                                                                     Convertible   Convertible      Common
                                             Comprehensive             Preferred     Preferred       Stock     Common
                                                      Loss             Stock (A)     Stock (B)    Warrants      Stock
                                                      ----             ---------     ---------    --------      -----
Balance June 30, 1997                                  $--            $2,171,071      $854,247     $25,314     $74,327

     Issuance of 152,027 shares
       of common stock in connection with
       the conversion of common stock
       warrants                                        ---                   ---           ---    (15,000)       1,520
       Expiration of 103,138 common
        stock warrants                                 ---                   ---           ---    (10,314)         ---

     Issuance of 24,500 shares
      of common stock in connection with
      the conversion of stock options                  ---                   ---           ---         ---         245

     Conversion of 1,396,798 shares of
       Preferred Stock, Series A to
        1,430,036 shares of common stock               ---           (2,171,071)           ---         ---      14,300

     Conversion of 711,872 shares of
       Preferred Stock, Series B to
        728,672 shares of common stock                 ---                   ---     (854,247)         ---       7,287

     Foreign currency translation
       adjustment                                 (26,717)                   ---           ---         ---         ---

     Net loss for six months
       ended December 31, 1997                   (944,682)                   ---           ---         ---         ---


Comprehensive Loss                              $(971,399)                   ---           ---         ---         ---
                                                =========               =========    =========     =========  =========

Balance December 31, 1997                                                   $---          $---        $---      $97,679
                                                                        =========    =========     =========  =========


Balance June 30, 1998                                 $---                  $---          $---        $---     $97,679


     Retirement of 496,895 shares of
       common stock at $.75 per share                 ---                    ---           ---        ---     (4,969)

     Foreign currency translation
       adjustment                                  (4,945)                   ---          ---          ---        ---

     Net loss for six months
       ended December 31, 1998                  $(814,109)                   ---          ---          ---        ---


Comprehensive Loss                              $(819,054)                   ---          ---          ---        ---
                                                ---------               --------     --------     --------   --------

Balance December 31, 1998                                                   $---         $---         $---    $92,710
                                                                        ========     ========     ========   ========


                                                                               Accumulated
                                                   Paid-in                           Other
                                                Capital In    Accumulated    Comprehensive
                                              Excess of Par       Deficit             Loss          Total
                                              ------------    -----------             ----          -----

Balance June 30, 1997                            $8,578,549     $(826,324)          $(3,800)    $10,873,384

     Issuance of 152,027 shares
       of common stock in connection with
       the conversion of common stock
       warrants                                     238,480            ---              ---         225,000
       Expiration of 103,138 common
        stock warrants                               10,314            ---              ---             ---

     Issuance of 24,500 shares
      of common stock in connection with
      the conversion of stock options                27,630            ---              ---          27,875

     Conversion of 1,396,798 shares of
       Preferred Stock, Series A to
        1,430,036 shares of common stock          2,156,771            ---              ---             ---

     Conversion of 711,872 shares of
       Preferred Stock, Series B to
        728,672 shares of common stock              846,960            ---              ---             ---

     Foreign currency translation
       adjustment                                       ---            ---          (26,717)        (26,717)

     Net loss for six months
       ended December 31, 1997                          ---      (944,682)              ---        (944,682)


Comprehensive Loss                                      ---            ---              ---             ---
                                                -----------   -----------          ---------    -----------
Balance December 31, 1997                       $11,858,704   $(1,771,006)         $(30,517)    $10,154,860
                                                ===========   ===========          =========    ===========

Balance June 30, 1998                           $11,858,704   $(4,153,889)         $ (8,509)      7,793,985


     Retirement of 496,895 shares of
       common stock at $.75 per share              (367,703)          ---               ---        (372,672)

     Foreign currency translation
       adjustment                                      ---            ---            (4,945)         (4,945)

     Net loss for six months
       ended December 31, 1998                         ---       (814,109)              ---        (814,109)


Comprehensive Loss                                     ---            ---               ---             ---
                                                -----------   -----------         ---------       ---------

Balance December 31, 1998                       $11,491,001    $(4,967,998)        $(13,454)     $6,602,259
                                                ===========    ===========         ========      ==========




       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 1998 and 1997
               ---------------------------------------------------

                                                                                           1998                       1997
                                                                                           ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           ($814,109)                ($944,682)
     Adjustments to reconcile net loss to net cash (used by) provided by operating activities-
         Non-cash effect of Special Charges                                                   ---                 1,291,983
         Accretion of Imputed interest on note payable                                     77,466                       ---
         Depreciation and amortization                                                    426,747                   431,180
         Change in assets and liabilities:
           Decrease in accounts receivable                                                252,294                 1,186,388
           (Increase) in inventories                                                     (384,114)                 (574,545)
           Decrease (Increase) in prepaid expenses and other assets                       199,159                   (54,422)
           Increase (Decrease) in accounts payable                                        467,941                  (835,153)
           (Decrease) in accrued expenses                                                (428,675)                 (485,882)
                                                                                        ---------                 ---------

         Total adjustments                                                                610,818                   959,549
                                                                                        ---------                 ---------
         Net cash (used in) provided by operating activities                             (203,291)                   14,867
                                                                                        ---------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in ProDen Systems, Inc.                                                   ---                (3,483,229)
         Proceeds from collection of Notes Receivable                                         ---                   300,000
         Capital expenditures                                                            (131,854)                 (191,131)
                                                                                        ---------                 ---------
         Net cash (used by) investing activities                                         (131,854)               (3,374,360)
                                                                                        ---------                 ---------

CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing of debt                                                                    796,115                 2,358,277
     Repayment of debt                                                                   (171,620)                      ---
     Exercise of common stock warrants                                                        ---                   225,000
     Exercise of common stock options                                                         ---                    27,875
     Retirement of Company stock                                                         (372,672)                      ---
                                                                                        ---------                 ---------


         Net cash provided by financing activities                                        251,823                 2,611,152
                                                                                          -------                 ---------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                         (4,945)                  (26,717)
                                                                                        ---------                 ---------

         Net (decrease) in cash and cash equivalents                                      (88,267)                 (775,058)

CASH AND CASH EQUIVALENTS, at beginning of period                                         594,992                 1,858,287
                                                                                        ---------                 ---------

CASH AND CASH EQUIVALENTS, at end of period                                              $506,725                $1,083,229
                                                                                        =========                 =========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 1998

(1)  General:

The accounting policies followed during the interim periods reported on herein are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(2)  Net earnings per common share:

The diluted weighted average number of shares outstanding does not include 37,738 and 532,611 of the stock options and warrants in fiscal 1999 and 1998, respectively, as such amounts are anti-dilutive when there is a loss.

(3)  Long and Short Term Debt:

On January 4, 1999, the Company was obligated to make a $500,000 Note payment to the former owner of a recently acquired business. As per the Asset Purchase Agreement, dated December 23, 1997, the Company is currently seeking to resolve certain issues through good faith negotiation, mediation, and arbitration, if required. Payment of the Note has not been made, subject to the outcome of this process, which cannot yet be determined.

In July 1997, the Company renewed its $9.85 million revolver and term loan facility with its senior lender for an additional three years. The interest rate was reduced to 3/4% above prime and the term loan was increased to $1.45 million. The loan is collateralized by tangible and intangible assets, provides for restrictions on borrowings and requires that certain financial ratios and net worth be maintained. The Company is currently in compliance with all the terms and conditions of its credit facility with the exception of the debt service coverage ratio covenant. Its senior lender waived compliance with such coverage ratio for the quarter ended December 31, 1998. Failure to meet such ratio resulted from the significant operating expenses associated with the new digital dental product lines.

(4)  Inventory:

The Company uses the gross margin method related to labor and overhead costs during interim periods for inventory valuation.

(5)  Income Taxes:

The Company's income tax provision for fiscal 1999 and 1998 relates to state and foreign income or capital taxes. No income tax benefits related to the losses reported in fiscal 1999 and 1998 have been recorded, in accordance with Statement of Financial Accounting Standards Board Statement 109.

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

(7)  Common Stock Retirement:

On October 16, 1998, Robert Rosen resigned his directorship of the Company. Effective with such resignation, the term of his one year consulting agreement, dated September 19, 1997, commenced. On October 19, 1998, the Company agreed to extend his consulting agreement through October 16, 2001, whereby he would receive cash compensation of $8,333.33 per month, for a period of three years and his existing stock options granted pursuant to the consulting agreement were modified by increasing the term from three years to four years, increasing the number of shares underlying the option from 150,000 to 300,000 common shares, and reducing the exercise price from $2.636545 to $0.75 per share. On October 19, 1998, the Company repurchased (and subsequently retired) 496,895 shares of the Company's common stock owned by the former director for an aggregate consideration of $372,672.

Item 2: Management's Discussion and Analysis of Fiscal 1999 Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company's working capital at December 31, 1998, decreased approximately $515,000 from June 30, 1998. The Company financed the repurchase of its common stock from a former director through available cash funds. Additionally, the loss from operations utilized funds during this period.

The Company has a senior credit facility consisting of a $9.85 million revolver and term loan facility. This credit line is sufficient to finance ongoing working capital requirements assuming that the Company's losses from operations do not continue for a material period of time, and, the Company is not required to make current payments on a Note to the former owner of a recently acquired business. The revolver loan is secured by available and eligible inventory, accounts receivable, and specific intangibles. This facility requires that certain financial ratios and net worth amounts be maintained. The Company is currently in compliance with all of its covenants and terms, with the exception of the debt service coverage ratio. Its senior lender has waived compliance with such coverage ratio for the quarter ended December 31, 1998. The lender granted this waiver after agreeing that fiscal 1999 operations were negatively impacted by the significant operating expenses associated with the new digital dental product lines. This facility was renewed in July 1997 and expires in July 2000. The Company is dependent upon its existing credit facilities to finance its overall operations. At December 31, 1998, the Company had available $1.8 million of unused lines of credit for short-term financing needs plus cash and cash equivalents of $506,000.

Capital expenditures for fiscal 1999 consisted of computer workstation upgrades, production tooling, molds and other appropriate replacements in the normal course of operations. In fiscal 1998, the Company acquired a new Business Information System including the upgrade and replacement of existing computer hardware and a new fully integrated manufacturing software package. The Company committed to a three year lease for the hardware and software costs, which has been recorded as a capital lease. All implementation costs have been capitalized and are being amortized over three years. This system was fully implemented during the third quarter of fiscal year 1998 and fully satisfies all Year 2000 compliance issues.

The Company expects its need for working capital will continue to be financed by operations and from borrowings on its credit facility. The Company is presently unaware of any other demands, commitments or contingencies, except as set forth herein, which are reasonably likely to result in a material increase or decrease in its liquidity in the foreseeable future. No assurances can be given that the Company will have favorable cash flow in the near term, or that the senior lender will grant further waivers if the Company is not in compliance with its financial covenants in the future.

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

The Company also consulted with its processing banks and payroll service provider to ensure that their services are Year 2000 compliant. The Company has been advised by these service providers that all of these external information services and systems are Year 2000 compliant. The Company is in the process of contacting its vendors, on whom it relies, to assure that their systems are or will be Year 2000 compliant. The Company will evaluate these responses and ensure that critical vendors are Year 2000 compliant, or review alternate sourcing of these materials to Year 2000 compliant vendors. The Company has reviewed their own plant equipment and has determined that such equipment is either Year 2000 compliant or not affected by the Year 2000 issues.

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

Euro Conversion

A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies and the euro were established as of that date, to remain legal tender as denominations until at least January 1, 2002. Beginning in January 2002, new euro-denominated bills and coins will be issued. The Company has addressed the issues raised by the euro currency conversion. All third-party computer and financial systems have the ability to process euro-denominated transactions. The Company has also addressed the issue of the impact of one common currency on pricing.

Comparison of Six Months Fiscal 1999 Versus Six Months Fiscal 1998

Sales decreased $2,636,500 or 14.8% between the two periods. The Company's product lines experienced a general decrease in sales volume. The most significant was in the graphic arts business. The Company continues to explore and develop potential distribution channels and new products through engineering efforts, aggressive marketing, as well as repositioning its product pricing in the marketplace. Fluctuating world markets, combined with the strong US dollar, continue to adversely effect the Company's export sales. Gross profit as a percent of sales decreased 3.8 percentage points. There was a slight increase in material costs due to the product mix, in addition to certain fixed overhead costs being distributed over the lower sales volume.

Selling, general and administrative costs decreased $315,000 or 6.7% due to lower sales commissions directly related to the lower sales volumes, and a general reduction in expenses, based on management cost elimination/reduction programs. The Swedish facility was shutdown in November 1997 (fiscal 1998), which eliminated approximately $200,000 of costs directly incurred in Sweden in the prior year.

Research and development costs increased $200,000 or 51%. The Company has committed to the continued refinement of its digital dental products in order to reduce costs and maintain market share. Additionally, the Company continues to invest in sustaining engineering and related costs for its analog products. Where applicable, the Company is acting as master import distributors for products developed by others.

Special charges of $1.6 million incurred in FY 1998 includes the write-down of $1.3 million of the goodwill associated with the Regam acquisition to its net realizable value, based on the recognized impairment in the value of the operations. The remaining goodwill is being amortized over fourteen years on a straight-line basis. Also included are $329,000 of costs to shutdown and relocate the manufacturing operations, marketing, technical service and customer support operations from Sweden to the US. These costs also include severance and required social tax payments to former employees.

Interest expense net, increased $164,000, or 103% due to the $2.5 million of debt acquired in December 1997 to finance a digital dental product line acquisition. Additionally, borrowings on the Company's revolver were approximately $1.5 million higher in the current fiscal year due to current production, development and distribution requirements for the digital dental product lines.

Comparison of Second Quarter Fiscal 1999 Versus Second Quarter Fiscal 1998

Net sales decreased $1,074,000 or 12%. All product lines experienced a decline in volume as discussed above. Gross profit as a percent of sales decreased 3.7 percentage points due to a shift in product mix towards more distributor goods this quarter, which have lower associated gross margins than manufactured products. Excluding the costs included in Special Charges, as previously explained, the aggregate of the expense items increased $166,600 or 6.7%. Most of this increase is due to additional research and development costs associated with the new product lines. Interest expense net, increased $99,000 or 174%, in this quarter, to fund the required working capital and engineering investment.

Other

On October 29, 1998, the Company received a letter from NASDAQ that the Company's shares over the past 30 days did not maintain a closing bid price greater than $1.00. Accordingly, NASDAQ indicated that the Company's common stock would be delisted from the NASDAQ SmallCap Exchange, and would trade on the NASDAQ Bulletin Board System. As per NASDAQ rules, on January 27, 1999, the Company sent a letter to NASDAQ to request an oral hearing in response to such letter. There is no assurance that the Company will be able to maintain its listing on the NASDAQ SmallCap Exchange.

This Quarterly Report on Form 10Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the specific markets for the Company's services, adverse business conditions, increased competition, pricing pressures, risk associated with foreign operations and other factors.

                            Part II Other Information

Item 4: Submission of Matters to a Vote of Security Holders

On December 18, 1998, the Company held an Annual Meeting of Shareholders to: (1) elect four directors for a term of one year or until their successors are duly elected and; (2) ratify the appointment of Arthur Andersen LLP as the independent public auditors of the Corporation's accounts for the year ending June 30, 1999. The nominees for election to the Board of Directors received the following votes:

                                      For Election          Withheld Authority

       David Vozick                     7,776,491                 86,699
       Donald Rabinovitch               7,776,491                 86,699
       Jack Becker                      7,775,891                 87,299
       Robert Blatt                     7,776,391                 86,799

In connection with the appointment of Arthur Andersen LLP as the independent public accountants, 7,827,741 shares voted for, 7,200 shares abstained, and 28,249 shares voted against.

Item 6:    Exhibits and Reports on Form 8-K.

(a)        None

(b)        Reports on Form 8-K

           None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION

                                                  /s/ David Vozick
                                                  ------------------------------
                                                  David Vozick
                                                  Chairman of the Board
                                                  Secretary, Treasurer
                                                  Date:  February 22, 1999


                                                  /s/ Donald Rabinovitch
                                                  ------------------------------
                                                  Donald Rabinovitch
                                                  President and Director
                                                  Date:  February 22, 1999


                                                  /s/ Elise Nissen
                                                  ------------------------------
                                                  Elise Nissen
                                                  Chief Financial Officer
                                                  Date:  February 22, 1999