Form 10-Q
period 1999-03-31
AFP IMAGING CORP
filed 1999-05-24
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1999
                  --------------

Commission File Number 0-10832
                       -------

                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

          New York                                      13-2956272
-------------------------------             ------------------------------------
(State or other jurisdiction of                   (IRS Employer ID No.)
incorporation or organization)

250 Clearbrook Road, Elmsford, New York                   10523
-----------------------------------------                ------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (914) 592-6100
                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

The registrant had 9,271,054 shares of Common Stock outstanding as of May
1,1999.

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

In the opinion of the Company, all adjustments necessary to present fairly the financial position of AFP Imaging Corporation as of March 31, 1999 and June 30, 1998, and the results of its operations for the three and nine month periods ended March 31, 1999 and 1998, and its cash flows for the nine month periods then ended, have been included. In addition to the adjustments for normal recurring accruals, the Company recorded charges in this quarter of approximately $750,000 associated with the impairment of goodwill related to its ProDen systems product line. During the nine months ended March 31, 1998, the Company had recorded special charges of approximately $3.3 million associated with the restructuring of its Swedish operations and the allocation of acquisition costs to acquired in process research and development in connection with the Company's acquisition of ProDen (see Note 8 to Consolidated Financial Statements).

Item 1:  FINANCIAL STATEMENTS

                                              AFP Imaging Corporation and Subsidiaries
                                   Consolidated Balance Sheets - March 31, 1999 and June 30, 1998

Assets                                  March 31,     June 30,   Liabilities and Stockholders' Equity      March 31,      June 30,
------                                    1999         1998      ------------------------------------        1999           1998
                                       -----------  -----------                                           -----------   -----------
Current Assets:                                                  Current Liabilities:
  Cash and cash equivalents               $625,192     $594,992     Current portion of long-term debt      $1,596,254    $  770,834
  Accounts receivable, less allowance                               Accounts payable                        1,473,051     1,266,127
    for doubtful accounts of $687,600                               Accrued expenses                        1,537,553     1,861,354
    and $422,200 respectively            3,831,397    4,755,093                                           -----------   -----------
  Inventories                            7,084,568    6,607,441     Total current liabilities               4,606,858     3,898,315
  Prepaid expenses and other               100,128      293,989                                           -----------   -----------
                                       -----------  -----------
                                                                 Long Term Debt                             6,755,883     6,968,609
    Total current assets                11,641,285   12,251,515                                           -----------   -----------
                                       -----------  -----------
                                                                 Shareholders' Equity
Property and Equipment, (at cost)        8,262,897    8,112,721     Common Stock, $.01 par value, 30,000,000
                                                                    shares authorized, 9,271,054 and
Less accumulated depreciation           (6,859,301)  (6,474,878)    9,767,949 shares issued and
                                       -----------  -----------     outstanding at March 31, 1999 and
                                         1,403,596    1,637,843     June 30, 1998, respectively                92,710        97,679
                                       -----------  -----------  Paid-in capital in excess of par          11,491,001    11,858,704
                                                                 Accumulated deficit                       (6,181,511)   (4,153,889)
Intangible Assets,                                               Accumulated other comprehensive loss         (14,581)       (8,509)
    net of accumulated amortization      3,421,071    4,390,461                                           -----------   -----------
                                       -----------  -----------     Total shareholders' equity              5,387,619     7,793,985
                                                                                                          -----------   -----------
Other Assets                               284,408      381,090
                                       -----------  -----------
                                       $16,750,360  $18,660,909                                           $16,750,360   $18,660,909
                                       ===========  ===========                                           ===========   ===========


The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      -------------------------------------

                                                     Three Months Ended                    Nine Months Ended
                                                     March 31,                             March 31,

                                                   1999              1998                1999             1998
                                                   ----              ----                ----             ----

Net Sales                                       $6,700,297        $8,548,583        $21,829,122        $26,313,956

Cost of Sales                                    4,572,562         6,006,719         15,189,640         17,792,499
                                                 ---------         ---------         ----------         ----------

     Gross Profit                                2,127,735         2,541,864          6,639,482          8,521,457
                                                 ---------         ---------          ---------          ---------
Selling, General and
  Administrative Expenses                        2,092,965         2,244,093          6,479,423          6,945,638
Research and Development                           340,607           256,146            933,522            648,865
Special Charges                                    750,000         1,700,000            750,000          3,320,983
                                                   -------         ---------            -------          ---------

                                                 3,183,572         4,200,239          8,162,945         10,915,486
                                                 ---------         ---------          ---------         ----------

     Operating loss                            (1,055,837)       (1,658,375)        (1,523,463)        (2,394,029)
                                                ---------         ---------          ---------          ---------

Interest, net                                      178,993            99,738            501,476            258,286
                                                   -------            ------            -------            -------

Loss before provision for taxes                (1,234,830)       (1,758,113)        (2,024,939)        (2,652,315)

Provision (Benefit) for Income Taxes              (21,317)                 -              2,683             50,480
                                                   ------           --------              -----             ------

Net Loss                                      ($1,213,513)      ($1,758,113)       ($2,027,622)       ($2,702,795)
                                               ==========        ==========         ==========         ==========

NET LOSS PER SHARE
     Basic                                         ($ .13)           ($ .18)            ($ .21)            ($ .31)
                                                    =====             =====              =====              =====
     Diluted                                       ($ .13)           ($ .18)            ($ .21)            ($ .31)
                                                    =====             =====              =====              =====

Weighted average outstanding
     Common stock                                9,271,054         9,767,949          9,436,686          8,594,533
                                                 =========         =========          =========          =========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                              AFP Imaging Corporation and Subsidiaries
                           Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
                                          For the Nine Months Ended March 31, 1999 and 1998
                                          -------------------------------------------------

                                                                    Convertible     Convertible        Common
                                                Comprehensive         Preferred       Preferred         Stock      Common
                                                         Loss         Stock (A)       Stock (B)      Warrants       Stock
                                                         ----         ---------       ---------      --------       -----

Balance June 30, 1997                                     $--        $2,171,071        $854,247       $25,314     $74,327

  Issuance of  152,027 shares
    of common stock in connection with
    the conversion of common stock
    warrants                                              ---               ---             ---       (15,000)      1,520

    Expiration of 103,138 common stock
     warrants                                             ---               ---             ---       (10,314)        ---

  Issuance of  24,500 shares
   of common stock in connection with
   the conversion of stock options                        ---               ---             ---           ---         245

  Conversion of 1,396,798 shares of
    Preferred Stock, Series A to 1,430,036,
    shares of common stock                                ---        (2,171,071)            ---           ---      14,300

  Conversion of 711,872 shares of
    Preferred Stock, Series B to 728,672
    shares of common stock                                ---               ---        (854,247)          ---       7,287

  Foreign currency translation
    adjustment                                         (1,304)              ---             ---           ---         ---

  Net loss for nine months
    ended March 31, 1998                           (2,702,795)              ---             ---           ---         ---
                                                   ----------

Comprehensive Loss                                $(2,704,099)              ---             ---           ---         ---
                                                  ===========        ----------      ----------    ----------  ----------
Balance March 31, 1998                                               $      ---      $      ---    $      ---  $   97,679
                                                                     ==========      ==========    ==========  ==========
Balance June 30, 1998                                    $---              $---            $---          $---  $   97,679

  Retirement of 496,895 shares of
    common stock at $.75 per share                        ---               ---             ---           ---      (4,969)

  Foreign currency translation
    Adjustment                                         (6,072)              ---             ---           ---         ---

  Net loss for nine months
    ended March 31, 1999                          $(2,027,622)              ---             ---           ---         ---
                                                  -----------
Comprehensive Loss                                $(2,033,694)              ---             ---           ---         ---
                                                  ============       ----------      ----------    ----------  ----------
Balance March 31, 1999                                               $      ---      $      ---    $      ---  $   92,710
                                                                     ==========      ==========    ==========  ==========

                                                                                    Accumulated
                                                      Paid-in                             Other
                                                   Capital In       Accumulated   Comprehensive
                                                Excess of Par           Deficit            Loss        Total
                                                -------------           -------            ----        -----

Balance June 30, 1997                              $8,578,549         $(826,324)        $(3,800)  $10,873,384

  Issuance of  152,027 shares
    of common stock in connection with
    the conversion of common stock
    warrants                                          238,480               ---             ---       225,000

    Expiration of 103,138 common stock
     warrants                                          10,314               ---             ---           ---

  Issuance of  24,500 shares
   of common stock in connection with
   the conversion of stock options                    27,630                ---             ---        27,875

  Conversion of 1,396,798 shares of
    Preferred Stock, Series A to 1,430,036,
    shares of common stock                          2,156,771               ---             ---           ---

  Conversion of 711,872 shares of
    Preferred Stock, Series B to 728,672
    shares of common stock                            846,960               ---             ---           ---

  Foreign currency translation
    adjustment                                            ---               ---          (1,304)       (1,304)

  Net loss for nine months
    ended March 31, 1998                                  ---        (2,702,795)            ---    (2,702,795)


Comprehensive Loss                                        ---               ---             ---           ---
                                                  -----------       -----------         -------    ----------
Balance March 31, 1998                            $11,858,704       $(3,529,119)        $(5,104)   $8,422,160
                                                  ===========       ===========         =======    ==========
Balance June 30, 1998                             $11,858,704       $(4,153,889)        $(8,509)   $7,793,985

  Retirement of 496,895 shares of
    common stock at $.75 per share                   (367,703)              ---             ---      (372,672)

  Foreign currency translation
    Adjustment                                            ---               ---          (6,072)       (6,072)

  Net loss for nine months
    ended March 31, 1999                                  ---        (2,027,622)            ---    (2,027,622)

Comprehensive Loss                                        ---               ---             ---           ---
                                                  -----------      ------------        --------    ----------
Balance March 31, 1999                            $11,491,001       $(6,181,511)       $(14,581)   $5,387,619
                                                  ===========      ============        ========    ==========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                              AFP Imaging Corporation and Subsidiaries
                                                Consolidated Statements of Cash Flows
                                          For the Nine Months Ended March 31, 1999 and 1998
                                          -------------------------------------------------

                                                                                       1999                       1998
                                                                                       ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        ($2,027,622)              ($2,702,795)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
     Non-cash effect of Special Charges                                               750,000                 2,991,983
     Accretion of Imputed interest on note payable                                    116,190                       ---
     Depreciation and amortization                                                    636,495                   686,159
     Change in assets and liabilities:
      Decrease in accounts receivable                                                 923,696                   319,187
      (Increase) in inventories                                                      (477,127)                 (517,508)
      Decrease (Increase) in prepaid expenses and other assets                        257,861                  (349,120)
      Increase (Decrease) in accounts payable                                         206,924                  (425,884)
      (Decrease) in accrued expenses                                                 (323,801)               (1,364,350)
                                                                                    ---------                 ---------

      Total adjustments                                                             2,090,238                 1,340,477
                                                                                    ---------
      Net cash provided by (used in) operating activities                              62,616                (1,362,318)
                                                                                       ------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in ProDen Systems, Inc.                                                  ---                (3,483,229)
      Proceeds from collection of Notes Receivable                                        ---                   300,000
      Capital expenditures                                                           (150,176)                 (282,934)
                                                                                      -------                   -------

      Net cash (used by) investing activities                                        (150,176)               (3,466,163)
                                                                                      -------                 ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowing of debt                                                                    739,744                 3,284,659
  Repayment of debt                                                                   (243,240)                      ---
  Exercise of common stock warrants                                                       ---                    225,000
  Exercise of common stock options                                                        ---                     27,875
  Retirement of Company stock                                                        (372,672)                       ---
                                                                                      -------                    -------

         Net cash provided by financing activities                                    123,832                  3,537,534
                                                                                      -------                  ---------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                     (6,072)                    (1,304)
                                                                                        -----                      -----
         Net increase (decrease) in cash and cash equivalents                          30,200                 (1,292,251)

CASH AND CASH EQUIVALENTS, at beginning of period                                     594,992                  1,858,287
                                                                                      -------                  ---------
CASH AND CASH EQUIVALENTS, at end of period                                          $625,192                   $566,036
                                                                                     ========                   ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    APF Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                 --------------

(1)  General:
     --------

The accounting policies followed during the interim periods reported on herein are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(2)  Net earnings per common share:
     ------------------------------

The diluted weighted average number of shares outstanding does not include 24,442 and 532,611 shares of common stock issuable upon exercise of outstanding stock options and warrants in fiscal 1999 and 1998, respectively, as such amounts are anti-dilutive when there is a loss.

(3)  Long and Short Term Debt:
     -------------------------

On January 4, 1999, the sum of $500,000 became due under the Company's $2,500,000 Promissory Note ("Promissory Note") issued to the former owner ("Holder") of a recently acquired business in connection with such purchase. The Company believes that the Holder has breached the Asset Purchase Agreement dated December 24, 1997 ("Asset Purchase Agreement") pursuant to which such business was acquired, and accordingly has not made such $500,000 payment. On April 14, 1999, the Holder declared the Promissory Note in default and elected to accelerate the payment of the entire $2,500,000 unpaid principal of the Promissory Note. As per the Asset Purchase Agreement, the involved parties will attempt to resolve the controversy through mediation. If the controversy cannot be resolved through mediation, the dispute will be settled through binding arbitration. The Promissory Note is subordinated to, among other things, the Company's revolver and term loan facility described below. No assurance can be given that the Company will be successful in defending Holder's action. The Company has continued to classify as current the $500,000 payment due January 4, 1999, and any other payments on the Promissory Note, contractually due within the next twelve months, assuming no acceleration thereof.

In July 1997, the Company renewed its $9.85 million revolver and term loan facility with its senior lender for an additional three years. The interest rate was reduced to 3/4% above prime and the term loan was increased to $1.45 million. The loan is collateralized by tangible and intangible assets, provides for restrictions on borrowings and requires that certain financial ratios and net worth be maintained. The Company is currently in compliance with all the terms and conditions of its credit facility with the exception of the debt service coverage ratio covenant. Its senior lender has orally waived compliance with such coverage ratio for the quarter ended March 31, 1999. Such waiver is subject to negotiating more restrictive terms and conditions relating to certain areas, including documentation and reporting, revised formula borrowing, and limitations on payments to subordinated noteholders. Failure to meet such ratio resulted from the significant operating expenses associated with the Company's new digital dental product lines.


(4)  Inventory:
     ----------

The Company uses the gross margin method related to labor and overhead costs during interim periods for inventory valuation.


(5)  Income Taxes:
     -------------

The Company's income tax provision for fiscal 1999 and 1998 relates to state and foreign income or capital taxes net of any refunds received. No income tax benefits related to the losses reported in fiscal 1999 and 1998 have been recorded, in accordance with Statement of Financial Accounting Standards Board Statement 109.


(6)  Adoption of New Accounting Pronouncement:
     -----------------------------------------

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

(7)  Common Stock Retirement:
     ------------------------

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

(8)  Special Charges
     ---------------

During the third quarter fiscal 1999, the Company recorded a special charge of $750,000 to reduce the goodwill amount associated with the acquisition of ProDen Systems, Inc., due to the recognized impairment in the value of this product line. Such write-down was based on the revised sales forecasts, historical operating results, and the progression of the Company's dispute in regard to payment due to the former owner (See Note 3). The amount of the charge was calculated using the anticipated future discounted cash flows, as a proxy for fair value, of this product line. The Company does not anticipate any additional write-offs of this product line in fiscal 1999. The anticipated discounted cash flows will continue to be monitored.

During the second quarter fiscal 1998, the Company implemented a restructuring and integration program, associated with its Swedish business, acquired in April 1997, which reduced operating income by $1.6 million. These charges included $329,000 of non-recurring costs to close down the Swedish plant and transfer all the manufacturing activities to the US and a charge of $1.3 million to reduce the original goodwill due to the recognized impairment in the value of the Swedish operations. Such write-down was based on anticipated discounted cash flows of this product line. During the third quarter ended March 31, 1998, the Company re-allocated a portion of the purchase price of the ProDen acquisition to in-process research and development expenditures, which reduced operating income by $1.7 million. Such re-allocation was recorded based on management's estimate of the value of the in-process research and development projects acquired for which the commercial application was indeterminable as of the acquisition date.

Item 2: Management's Discussion and Analysis of Fiscal 1999 Financial Condition and Results of Operation

Capital Resources and Liquidity
-------------------------------

The Company's working capital at March 31, 1999, decreased approximately $1,318,800 from June 30, 1998. The Company financed the repurchase of its common stock from a former director through available cash funds and has also recorded the current portion of the Promissory Note to the former owner of an acquired business.

The Holder of the Promissory Note has declared such Promissory Note in default for non-payment of $500,000 due on January 4, 1999 and elected to accelerate the full principal unpaid balance thereof of $2.5 million. The Company believes it has a variety of counterclaims and is not in default. As per the Asset Purchase Agreement dated December 24, 1997, this dispute will be resolved through mediation and then binding arbitration. Currently all parties are seeking an amicable resolution through the mediation process. No specific dates or location have been determined for the mediation process. The Promissory Note is subordinated to the terms of the Company's senior credit facility.

The Company has a senior credit facility consisting of a $9.85 million revolver and term loan facility. This credit line is sufficient to finance ongoing working capital requirements assuming that the Company's losses from operations do not continue for a material period of time, and, the Company is not required to make current payments on a Promissory Note to the former owner of a recently acquired business. The revolver loan is secured by available and eligible inventory, accounts receivable, and specific intangibles. This facility requires that certain financial ratios and net worth amounts be maintained. The Company is currently in compliance with all of its covenants and terms, with the exception of the debt service coverage ratio. Its senior lender has orally waived compliance with such coverage ratio for the quarter ended March 31, 1999. Such waiver is subject to negotiating more restrictive terms and conditions relating to certain areas, including documentation and reporting, revised formula borrowing, and limitations on payments to subordinated noteholders. The lender has orally agreed to this waiver after noting that fiscal 1999 operations were negatively impacted by the significant operating expenses associated with the Company's new digital dental product lines. This facility was renewed in July 1997 and expires in July 2000. The Company is dependent upon its existing credit facilities to finance its overall operations. At March 31, 1999, the Company currently has available $1.7 million of unused lines of credit for short-term financing needs plus cash and cash equivalents of $625,000.

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

The Company expects its need for working capital will continue to be financed by operations and from borrowings on its credit facility. The Company is presently unaware of any other demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity in the foreseeable future, except for any ongoing losses from its operations, and in the event it is unsuccessful in its defenses against the claim of the Holder under the Promissory Note, or as otherwise set forth herein. No assurances can be given that the Company will have favorable cash flow in the near term, that the Company and its senior lender will complete the negotiations to revise the terms and conditions of its borrowing facility, that the senior lender will grant further waivers to the Company, or that the Company will prevail on its defenses against the Holder.

Year 2000 Compliance
--------------------

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

Euro Conversion
---------------

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

Comparison of Nine Months Fiscal 1999 Versus Nine Months Fiscal 1998
--------------------------------------------------------------------

Sales decreased $4,484,800 or 17% between the two periods. The Company's product lines experienced a general decrease in sales volume. The most significant was in the graphic arts business. The Company continues to explore and develop potential distribution channels and new products through engineering efforts, aggressive marketing, as well as repositioning its product pricing in the marketplace. Fluctuating world markets, combined with the strong US dollar, continue to adversely effect the Company's export sales. Gross profit as a percent of sales decreased 3.8 percentage points. There was a slight increase in material costs due to the product mix, in addition to certain fixed overhead costs being distributed over the lower sales volume.

Selling, general and administrative costs decreased $466,200 or 7% due to lower sales commissions directly related to the lower sales volumes, and a general reduction in expenses, based on management cost elimination/reduction programs. The Swedish facility was shutdown in November 1997 (fiscal 1998), which eliminated approximately $200,000 of costs directly incurred in Sweden in the prior year.

Research and development costs increased $284,600 or 44%. The Company has committed to the continued refinement of its digital dental products in order to reduce costs and maintain market share. Additionally, the Company continues to invest in sustaining engineering and related costs for its analog products. Where applicable, the Company is acting as master import distributors for products developed by others.

Special charges of $750,000 were recorded in Fiscal year 1999, due to the write-down of the goodwill associated with the ProDen acquisition to its net realizable value, based on the recognized impairment in the value of the operations. The remaining goodwill is being amortized over thirteen years on a straight line basis. Special charges of $3.3 million incurred in FY 1998 included $1.7 million to reallocate a portion of the purchase price of the ProDen acquisition to in-process research and development expenditures, and the write-down of $1.3 million of the goodwill associated with the Regam acquisition to its net realizable value, based on the recognized impairment in the value of the operations. The remaining goodwill is being amortized over fourteen years on a straight-line basis. Also included are $329,000 of costs to shutdown and relocate the manufacturing operations, marketing, technical service and customer support operations from Sweden to the US. These costs also include severance and required social tax payments to former employees.

Interest expense net, increased $243,200, or 94% due to the $2.5 million of debt acquired in December 1997 to finance a digital dental product line acquisition. Additionally, borrowings on the Company's revolver were approximately $612,000 higher in the current fiscal year due to current production, development and distribution requirements for the digital dental product lines.

Comparison of Third Quarter Fiscal 1999 Versus Third Quarter Fiscal 1998
------------------------------------------------------------------------

Net sales decreased $1,848,300 or 22%. All product lines experienced a decline in volume as discussed above. Gross profit as a percent of sales increased 2 percentage points due to a shift in the product mix. Excluding the costs included in Special Charges, as previously explained, the aggregate of the expense items decreased $66,600 or 3%. This increase is due to additional research and development costs associated with the new product lines, offset by management's cost reduction/elimination programs. Interest expense net, increased $79,200 or 79%, in this quarter, to fund the required working capital and engineering investment.

Other
-----

On October 29, 1998, the Company received a letter from NASDAQ that the Company's shares over the past 30 days did not maintain a closing bid price greater than $1.00. Accordingly, NASDAQ indicated that the Company's common stock would be delisted from the NASDAQ SmallCap Exchange, and would trade on the NASDAQ Bulletin Board System. On March 19, 1999, the Company lost its listing on the NASDAQ SmallCap Exchange and is now listed on the NASDAQ Over The Counter Bulletin Board.

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

                            Part II Other Information
                            -------------------------


Item 4:


Item 6:  Exhibits and Reports on Form 8-K.

(a)      None

(b)      Reports on Form 8-K

         A Report on Form 8K was filed on April 16, 1999 to report that the Holder of the Note Payable to the former owner of ProDen had declared such Note in default (for non-payment of $500,000 due January 4, 1999) and accelerated the balance due thereunder. As per the Asset Purchase Agreement dated December 24, 1997, all parties will next attempt to resolve the controversy through mediation.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AFP Imaging Corporation


                                             /s/ David Vozick
                                             ------------------------
                                             David Vozick
                                             Chairman of the Board
                                             Secretary, Treasurer
                                             Date:  May 24, 1999


                                             /s/ Donald Rabinovitch
                                             -------------------------
                                             Donald Rabinovitch
                                             President and Director
                                             Date:  May 24, 1999


                                             /s/ Elise Nissen
                                             -------------------------
                                             Elise Nissen
                                             Chief Financial Officer
                                             Date:  May 24, 1999