Form 10-K
period 1999-06-30
AFP IMAGING CORP
filed 1999-09-22
CIK 319126

===============================================================================


                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

|X| Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 1999
                                                        -------------
                                  or

__ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-10832
                                                 -------
                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

                    New York                              13-2956272
                   ---------                             --------------
        (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)               Identification No.)

                     250 Clearbrook Road, Elmsford, NY 10523
                    -----------------------------------------
                    (Address of principal executive offices)

     Registrant's telephone number:  (914) 592-6100
                                     --------------

     Securities registered pursuant Section 12 (b) of the Act:  None
                                                               -----
     Securities registered pursuant to Section 12 (g) of the Act:

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

                                |X|                                 ___
                               ------
                                Yes                                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ( ) NO ( X )

The aggregate market value of the Registrant's Common stock held by non-affiliates of the Registrant as of August 31, 1999 was approximately $1,845,788. On such date, the averages of the closing bid and asked prices of the Common Stock, as quoted by the OTC Bulletin Board, was $.33.

The registrant had 9,271,057 shares of Common Stock outstanding as of August 31, 1999.

The Company's Proxy Statement for the 1999 Annual Meeting of Shareholders tentatively scheduled for November 10, 1999 is hereby incorporated by reference into Part III of this Form 10K. The index of exhibits for Part IV have been filed with the original compete Form 10K.

===============================================================================

Part I
------
Item 1.  Business
-----------------

a)  General Development of Business

AFP Imaging Corporation (the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since its inception, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for producing "hard copy" images by chemical processing photosensitive materials as well as manufacturing other closely related electro/optical imaging equipment. These products have been adapted to medical, industrial, dental and graphic arts applications. The Company's products are distributed to worldwide markets through a network of dealers.

On August 11, 1999, the Company successfully reduced and restructured, by $1.75 million, both of its Subordinated Promissory Notes, which were issued in 1997, as part of the financing of two independent acquisitions. The restructuring was accomplished by means of negotiation or mediation between the Company and each of the parties. No additional equity, warrants or options were issued in conjunction with the reduction and restructuring of these Subordinated Promissory Notes. (See Management Discussion and Analysis for further discussion).

b)  Financial Information about Industry Segments

The Company is engaged in two industry segments: medical/dental and graphic arts. The Company's business segments are based on differences in the nature of their operations including distribution channels and customers. The composition of the segments is consistent with that used in making strategic decisions. See Consolidated Financial Statements, Footnote 7, for further discussion of the Company's industry segments.

c)  Narrative Description of Business

Principal Products and Services

Medical, Dental and Industrial X-Ray Processors & Accessories
-------------------------------------------------------------

The Company manufactures and distributes a line of freestanding and table top medical, dental and industrial x-ray film processors. These machines are capable of processing or developing films of various sizes. The exposed film is inserted into equipment and returned to the operator developed, fixed, washed and dried. The equipment can be located either in a dark room site or adapted to a daylight, loading system. These units are used for diagnostic x-ray imaging and industrial, non-destructive testing applications. The Company's products are distributed worldwide through an unaffiliated dealer network to doctors, dentists, hospitals, medical clinics, and other facilities.

Digital Dental Imaging Systems
------------------------------

The Company manufactures and distributes a filmless digital dental radiography system, based on x-rays and electronic imaging technology. Such technology generates a patient's dental images on a computer screen that operates in a Windows based software environment.

The Company manufactures and distributes intraoral video dental cameras. This product allows users to capture up to four intraoral dental images on a computer screen and features the mobility of the camera between operatories by "docking" (plug in) directly into another chairside location. This system can be networked and is compatible with the Company's digital dental radiography system. A proprietary Windows based software suite provides for selection, transmission and manipulation of the desired images by the dentist.

Diagnostic Imagers and Viewers
------------------------------

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

X-Ray Systems
-------------

The Company has the distribution rights to a European dental x-ray machine for the North American market. The Company has also obtained the distribution rights to a Japanese panoramic dental x-ray machine for the North and South American markets. The x-ray film exposed by each of these units is then developed in the Company's processors. These x-ray products are also compatible with the Company's digital x-ray unit.

Graphic Arts Processors
-----------------------

The Company distributes various sized graphic arts processors which develop different photosensitive materials such as rapid access film and papers. These processors are intended for use with phototypesetting, graphics and other pre-printing press applications. Newspapers, publishers and commercial printers are primary customers for these products.

Patents and Trademarks


The Company presently owns many domestic and foreign utility patents which it believes are material to the technology used in its products. The Company's intellectual property includes several patents acquired as part of Regam's digital dental technology. The Company is not aware of any patents held by others that conflict with its current product designs. The Company has agreed to pay a nominal royalty on the domestic sales of its digital dental systems to an unrelated independent third party for the use of a format in their software. Such amount is not material to the operations of the Company. The principal technology applied to the construction of the Company's other products is state-of-the-art but not considered proprietary. The Company owns several domestic and foreign trademarks which it uses in connection with the marketing of its products. The Company utilizes various domestic and international forms of trademarks, including AFP Imaging, DENT-X, Sens-A-Ray 2000 and LOGE, among others. The Company believes that these foreign utility patents and trademarks are important, and is current on their filings worldwide.

Research and Development

The amount spent during each of the last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, is as follows:


        1999                       1998                      1997
        ----                       ----                      ----
     $1,205,461                  $910,861                  $776,423


The Company conducts Research and Development activities internally as well as contracts certain projects to qualified vendors and expert consultants. The Company's Research and Development efforts and technologies have been increased by business acquisitions completed in Fiscal Years 1997 and 1998. In each transaction, the Company has added new product lines, proprietary technologies and access to future research and development benefits. The Company's participation (through its Swedish subsidiary) in a European Union (EU) Contract to develop new x-ray imaging sensors was established in June 1996. This includes but is not limited to CCD and CMOS type sensors. Research and Development costs for Fiscal 1997, 1998 and 1999 do not include the EU grants towards this project. All dental applications resulting from the developed technology are assigned exclusively to the Company. This contract expires in May 2000.

The Company's level of spending is discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operation".

Raw Materials

The Company does not utilize any unique or difficult to obtain raw materials or processes in the design and manufacture of its products. The Company anticipates that an adequate commercial supply of all raw materials will be available from multiple sources.

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

Government Regulation

The United States Food and Drug Administration ("FDA"), Bureau of Medical Devices regulates the distribution of all equipment used as medical devices. The Company has registered all of its medical products with this agency. The Bureau of Medical Devices has the right to disapprove the marketing of any medical device that it believes is unfit for the purposes intended. The Company believes that its products and procedures satisfy all the criteria necessary to comply with the regulations of the FDA's Bureau of Medical Devices. The Company's manufacturing facility is ISO (International Standards Organization) 9001 certified. Where applicable, the Company's products are CE certified for European sales in the Common Market.

Seasonal Nature

The Company's business is not considered seasonal.

Working Capital Practices

The Company engages in no unusual practices regarding inventories, receivables or other items of working capital. The Company renegotiated its credit facility with its existing lender in July 1997. Such credit facility was amended in August 1999 and is subject to more restrictive terms and conditions. See Items 7 "Capital Resources and Liquidity" for further discussion. This facility expires in July 2000. The Company hopes to enter into a comparable facility with similar terms and conditions prior to such time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

Customers

No customer accounted for 10% or more of net sales in fiscal 1999, 1998 or 1997. Management does not believe the loss of any one customer would have a materially adverse effect on the Company's consolidated business. Foreign markets and sales are pursued by various international dealers.

Backlog Orders

As of June 30, 1999, the Company's backlog of orders for its products was approximately $4,335,617 as compared to $2,302,590 as of June 30, 1998. All of the orders included in the backlog at June 30, 1999 are scheduled for delivery by June 30, 2000. OEM bulk purchase commitments are typically negotiated for 12-month periods but are not based on a calendar or fiscal year. Spare part sales are not part of the Company's backlog calculations. In the opinion of the Company, fluctuations in the backlog and its size at any given time are not necessarily indicative of intermediate or long-term trends in the Company's business. Much of the Company's backlog can be canceled or the delivery dates of orders can be accelerated or extended without penalty. Delivery of capital equipment is frequently subject to changing budget conditions of medical institutions or end user clinical practitioners.

Government Contracts

The Company has no current contracts with the federal government that are material to the consolidated business. The Company's policy is to be responsive to all governmental Request for Quotations (RFQ) which can be fulfilled within the scope of the Company's product lines.

Competition

The Company's products utilize mechanical as well as analog and digital electronic technologies. The Company is subject to both foreign and domestic competition. The competition is characterized by significant investment in research and development of new technologies, products and services. Some competitors are well established in the film processor manufacturing and distribution businesses and may have greater financial and distribution resources and facilities than the Company. Other competitors have significant resources and revenues in electronic digital imaging technologies and expertise in software development. The Company relies on internal R&D personnel as well as subcontracted vendors. With respect to all of its products, the Company competes on the basis of price, features, product quality, applications, engineering, promptness of delivery and customer service. The Company also manufacturers and provides to other Original Equipment Manufacturer (OEM) customers different product versions under each OEM brand label which may compete with each other as well as the Company's products. The Company purchases certain products, from others, for resale on a non-exclusive basis which may be subject to competition from other independent distributors.

The Company competes in the dental imaging market on the basis of its proprietary and patented technologies and its participation in a multi-year European Union (EU) Research and Development contract. The Company will have the exclusive rights to any dental applications as a result of this project. See "Research and Development" for further discussion.

Environmental Impact

The Company believes it is in compliance with the laws and regulations governing the protection of the environment and that continued compliance will not have a material effect on its business or require any material capital expenditures. The Company does not use any controlled or regulated materials or processes in its operation. Compliance with local codes for the installation and operation of the Company's products is the responsibility of the end user, or dealer who independently provides such services.

Employees

As of June 30, 1999, the Company (and its wholly owned subsidiaries) employed 135 persons worldwide on a full-time basis. The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.

d)  Financial Information about Foreign and Domestic Operations and Export Sales

With respect to the Company's last three fiscal years, domestic sales were $20,736,264 (1999), $22,106,153 (1998) and $23,527,612 (1997) representing 71%,
65% and 64%, respectively, of the Company's sales during such periods. Domestic operating income (loss) was ($1,413,688), ($2,481,513) and $2,283,895 for the years ended June 30, 1999, 1998 and 1997, respectively. Export and foreign sales during such periods were $8,634,074 (1999), $11,666,554 (1998) and $13,520,898
(1997) or 29%, 35% and 36% of total Company sales for each period, respectively. The Company's Swedish subsidiary, Regam, incurred operating losses of $268,200 and $108,900 for fiscal 1999 and 1998 and $154,600 for the period April 17, 1997 (acquisition date) through June 30, 1997.

Assets used in the manufacture of export sales are integrated with the other assets of the Company.

Item 2. Properties
-------------------

The Company's manufacturing facility is well maintained, is in good operating condition, and has a productive capacity sufficient to meet the Company's present and anticipated needs. The Company's executive offices and principal manufacturing facility are located in Elmsford, New York.
This property is under a renegotiated lease expiring on December 31, 2008 at a current rental of $506,235 per year, with increments through the lease term to $525,085, plus increases in real estate taxes, utility costs and common area charges. The Company rents a small sales and marketing facility in Springfield, Virginia, and a small office at a University in Sweden. The cost of each facility are not material to the consolidated property costs.

Item 3. Legal Proceedings
-------------------------

The Company is currently defending a civil complaint filed on December 19, 1995, in Worcester, Massachusetts, in the Superior Court of the Commonwealth of Massachusetts. Such complaint was instituted by Tufts Electronics Group, Inc. a former vendor of Visiplex Instruments Ltd., for breach of New York Bulk Sales Notice, alleging that no notice of the bulk transfer of assets was given in July 1995. The Company had acquired selected assets and liabilities of Visiplex Instruments Ltd. in July 1995. In addition, the plaintiff alleges a claim concerning certain inventories and disputed invoices. The Company's defense maintains these matters were settled by the parties prior to the acquisition, and the Company did not assume such liabilities. Visiplex Instruments Ltd. provided the Company with an Indemnification and Hold Harmless Agreement, which has a $500,000 limit. The amended complaint seeks damages in the sum of $443,500 for unpaid material invoices and $19.9 million in consequential damages, treble damages, interest and attorney fees. The Company's current motion for summary dismissal of the amended claim was filed in July 1999. The Company and its attorneys have concluded the discovery process and vigorously deny there are any merits to the amended claim. At this time, the Company does not believe that the final outcome of this matter will have a material adverse effect on the consolidated financial statements. The Company is also a party to other claims and litigation arising in the ordinary course of business. The Company intends to vigorously defend all such claims and does not expect the outcome of these matters individually or in the aggregate to have a material adverse effect on the Company's financial position or results of operations. The Company's insurance policies cover certain claims and allegations, as such, the underwriter is vigorously assisting in the Company's defense.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                              -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters
-------

a)  Market Information

The Common Stock of the Company is the only class of common equity outstanding and is traded on the OTC Bulletin Board (Symbol "AFPC"). The following table shows the range of the high and low bid information for the Company's Common Stock for each quarterly period during the Company's last two fiscal years. These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

         Quarter ended               High Bid       Low Bid
         -------------               --------       -------
         September 30, 1997           $2.88          $1.81
         December 31, 1997             2.69           1.81
         March 31, 1998                2.75           1.88
         June 30, 1998                 2.63            .72
         September 30, 1998            2.75            .75
         December 31, 1998              .84            .41
         March 31, 1999                 .75            .31
         June 30, 1999                  .44            .19

b)  Holders

As of August 31, 1999, the Closing bid price for the Common Stock, par value $.01 per share, as reported on the OTC Bulletin Board Market was $.33, and there were 503 stockholders of record of the Common Stock. The Company estimates, based on surveys conducted by its transfer agent in connection with the Company's 1999 Annual Meeting of Stockholders, that there are approximately two thousand two hundred (2,200) beneficial stockholders.

c)  Dividends

No cash dividends have been declared on the Company's Common Stock to date and the Company anticipates that for the foreseeable future any earnings will be retained for use in its business. The Company does not currently have a set policy with respect to payment of dividends. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

Item 6.  AFP Imaging Corporation and Subsidiaries Selected Financial Data
-------------------------------------------------------------------------
as of and for The Years Ended June 30, 1999, 1998, 1997, 1996, and 1995
-------------------------------------------------------------------------



                                         1999             1998              1997              1996             1995
                                         ----             ----              ----              ----             ----

NET SALES                            $29,370,338       $33,772,707      $37,048,510       $36,528,879      $26,588,912
                                     ===========       ===========      ===========       ===========      ===========
OPERATING
INCOME (LOSS)                        $(1,681,888)(a)   $(2,799,245)(b)   $2,129,295        $1,537,291       $1,524,181
                                     ============      ============      ==========        ==========       ==========

NET INCOME (LOSS)                    $(2,206,942)(a)   $(3,327,565)(b)   $1,548,597          $700,528         $923,999
                                     ============      ============      ==========          ========         ========

NET EARNINGS (LOSS)
PER SHARE
      BASIC                                $(.24)            $(.34)            $.21              $.10             $.14
      DILUTED                              $(.24)            $(.34)            $.16              $.08             $.12

TOTAL ASSETS                         $13,986,084       $18,660,909      $20,516,028       $20,258,093      $11,789,582
                                     ===========       ===========      ===========       ===========      ===========
LONG-TERM DEBT                        $5,974,216        $6,968,609       $4,412,116        $7,278,072       $1,935,638
                                      ==========        ==========       ==========        ==========       ==========

SHAREHOLDERS'
EQUITY                                $5,208,299        $7,793,985      $10,873,384        $9,316,087       $5,538,068
                                      ==========        ==========      ===========        ==========       ==========
SHAREHOLDERS'
EQUITY PER
COMMON SHARE                                $.56              $.80            $1.06              $.83             $.66
                                            ====              ====            =====              ====             ====
COMMON SHARES
OUTSTANDING,
at end of period                       9,271,057         9,767,949        7,432,714         7,077,767        6,449,394
                                       =========         =========        =========         =========        =========
CASH DIVIDENDS
PER COMMON SHARE                            none              none             none              none             none



(a) This amount includes provisions of approximately $750,000 net, related to the Company's ProDen operations, due to the recognized impairment in the value of this product line. See Footnote 9 to the Consolidated Financial Statements for further discussion of these Special Charges.

(b) This amount includes provisions of approximately $1.3 million to reduce the original goodwill associated with the acquisition of Regam Medical Systems AB for a recognized impairment in the carrying value of this asset, $1.7 million for the portion of the purchase price of ProDen Systems, Inc. related to in-process research and development expenditures, and approximately $329,000 of non-recurring costs to close down the Swedish plant and transfer all the manufacturing activities to the US.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operation
------------

The following should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

Capital Resources and Liquidity

The Company's working capital decreased $1,400,000 between fiscal 1999 and fiscal 1998. The decrease is mainly due to a $1.1 million reduction in inventory and a $800,000 reduction in accounts receivable resulting from the decline in sales this year. The Company restructured and significantly lowered the balance on its two outstanding subordinate notes payable, in August 1999, resulting in payments totaling $250,000 in August 1999, which are classified as a current liability. Additionally, the subordinate notes payable were classified as long-term in fiscal 1998 (and fiscal 1999) so the debt restructuring did not reduce working capital. The Company also utilized available cash funds to finance the repurchase of its common stock from a former director.

The Company successfully reduced and restructured both of its Subordinated Notes which were issued in 1997, as part of two independent acquisitions. The net result of the settlements is a combined debt reduction of $1.75 million. No additional Common Stock, warrants or options were issued in conjunction with the reduction of these Subordinated Notes Payable. The Company's Balance Sheet and financial condition were greatly strengthened by the complete elimination, for the next several years, of large principal payments.

In December 1997, the Company acquired the assets of a Vancouver, WA manufacturer of intraoral (dental) video cameras and related products. The purchase price was $3.5 million of which $1.1 million cash was paid at closing, and the Company issued a Subordinated Promissory Note for $2.5 million to be paid in semi-annual payments beginning January 1, 1999. The Company did not make the required $500,000 payments due January 1, 1999 and July 1, 1999, and invoked the provision for negotiation and mediation. On August 11, 1999, the Company and the Note Holder agreed to an immediate, significant reduction and restructuring of the $2.5 million Note. The Company will not be obligated to pay the two $500,000 installments which were past due and in dispute. The Note was reduced from $2.5 million to $850,000 in total, to be paid over a six year period and the Company agreed and paid $150,000 to the Note Holder. Interest only will be paid for the first three years; then, the Company will make thirty-six equal monthly payments of $23,611.11 plus interest, on the unpaid balance. Interest was fixed at 7.75% per annum for the six year period. There are no other debt to equity conversions, contingent payments or further amendments to the arrangement. The benefit to the Company by the reduced value of the $2.5 million Note was recorded in the quarter ended June 30, 1999. While this restructuring resulted in a gain, the amount was offset by impairment charges associated with the book value of the acquired assets.

In April 1997, the Company acquired all of the shares of a Swedish manufacturer of digital, dental imaging systems. The initial purchase price was $2.9 million of which $1.5 million, in cash, was paid at closing, plus, the Company issued a Subordinated Note for $1.0 million due April 17, 2000, with interest at the London Rate (LIBOR) plus 2% which is approximately 7.226%. On August 11, 1999, the Company and this Note Holder agreed to an immediate reduction and restructuring of this Note, which will be recorded in the first quarter Fiscal 2000. The principal amount of the Note was reduced to $800,000 in total. This will also be paid over a six year period. Interest only will be paid for the first three years, followed in 2003 by thirty-six equal monthly payments of $22,222.22 plus interest, on the unpaid balance. Interest will remain at LIBOR + 2% for the six year period. The Company paid $100,000 plus accrued interest from April 17, 1999 to August 10, 1999 to the Note Holder. A final royalty payment, which is contingent on sales, is due on April 17, 2000 but has been capped at a maximum of $30,000. There are no other debt to equity conversions, contingent payments or further amendments to this acquisition.

The Company has a senior credit facility consisting of a $9.85 million revolver and term loan facility (the "Revolving Credit Loan"). This credit line is sufficient to finance ongoing working capital requirements assuming that the Company's losses from operations do not continue for a material period of time. The Revolving Credit Loan is secured by available and eligible inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. This facility requires that certain financial ratios and net worth amounts be maintained. The Company is currently in compliance with all of its covenants and terms, with the exception of the debt service coverage ratio. Its senior lender has waived compliance with such coverage ratio for the period ended June 30, 1999. Such waiver is subject to more restrictive terms and conditions relating to certain areas, including documentation and reporting, revised formula borrowing, and limitations on payments to subordinated note holders. The lender agreed to this waiver after noting that fiscal 1999 operations were negatively impacted by the significant operating expenses associated with the Company's new digital dental product lines. This facility was renewed in July 1997 and expires in July 2000. The Company expects to renew this facility with similar terms and conditions prior to its expiration. The Company is dependent upon its existing credit facilities to finance its overall operations. At June 30, 1999, the Company currently had available $1.2 million of unused lines of credit for short-term financing needs plus cash and cash equivalents of $249,000.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon its existing credit facilities to finance its ongoing operations. The Company expects its need for working capital will continue to be financed by operations and from borrowings on its credit facility. The Company is presently unaware of any other trends, demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity or Capital Resources in the foreseeable future, except for any ongoing losses from its operations. No assurances can be given that the Company will have favorable cash flow in the near term or that the senior lender will grant further waivers to the Company.

Capital expenditures for fiscal 1999 of approximately $169,000, consisted of individual computer workstation upgrades, production tooling, molds and other appropriate replacements in the normal course of operations. In fiscal 1998, the Company acquired a new Business Information System including the upgrade and replacement of existing computer hardware and a new fully integrated manufacturing software package. The Company committed to a three year lease for the hardware and software costs, which has been recorded as a capital lease. All implementation costs have been capitalized and are being amortized over three years in accordance with generally accepted accounting principles. This system was fully implemented during the third quarter of fiscal 1998 and was designed to satisfy all Year 2000 compliance issues. The Company expects to continue to finance any future capital requirements principally from internally generated funds.

Year 2000 Compliance

The Company has developed and substantially implemented a plan to ensure that all of its manufactured and developed products as well as internal systems are compliant with the requirements to process transactions and function properly in the year 2000. As described above, all of the Company's internal information systems have been replaced with fully compliant new software and systems. The total cost of the software, implementation and hardware were capitalized as incurred. The Company continues to test and upgrade its internal information systems as part of an overall operational plan to replace older systems with more efficient current technology. The Company believes that all significant costs related to the Year 2000 compliance issue have been incurred.

The Company also consulted with its processing banks and payroll service provider to ensure that their services are Year 2000 compliant. The Company has been advised by these service providers that all of these external information services and systems are Year 2000 compliant. The Company is in the process of contacting its vendors, on whom it relies, to assure that their systems are or will be Year 2000 compliant. The Company will evaluate these responses to ensure that critical vendors are Year 2000 compliant, or review alternate sourcing of these materials to Year 2000 compliant vendors. The Company has reviewed their own plant equipment and has determined that such equipment is either Year 2000 compliant or not affected by the Year 2000 issues.

The Company is in the process of developing contingency plans to address the most reasonably likely worst case scenarios from the potential Year 2000 disruption. The Company's Year 2000 efforts are ongoing and will continue to evolve as new information becomes available. The Company does not anticipate a major interruption of its business activities, however, this will be dependent in part upon the ability of third party vendors to be Year 2000 compliant. Although the Company has implemented the actions described above to address these third party issues, it has no direct ability to influence compliance actions by such parties. The Company does not know, at this time, of any of its products, processes or systems which, if found to be non-Year 2000 Compliant, would have any significant impact. Accordingly, while the Company believes its actions should help reduce the possible effects of the Year 2000 risks, it is unable to eliminate the ultimate effects on the Company's operating results.

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

Results of Operation - Fiscal 1999 vs. Fiscal 1998
--------------------------------------------------

On January 4, 1999, $500,000 became due under the Company's $2.5 million promissory note issued to the former owner of ProDen. The Company withheld payment on that note as the Company believed that the former owner breached the terms of the Asset Purchase Agreement dated December 24, 1997 related to the acquisition of ProDen. During fiscal 1999, the Company and the former owner reached a commercial settlement whereby the $2.5 million note would be extinguished and replaced with a new $850,000 subordinated note, payable over six years and a payment of $150,000 in August 1999.

During the fourth quarter 1999, the Company recorded special charges of approximately $2.1 million related to the Company's ProDen operations, due to the recognized impairment in the value of this product line. The components of these charges were as follows:


o Approximately $1.3 million write down of goodwill, reducing the carrying amount of this asset to $0,

o Approximately $140,000 reduction in the carrying value of other acquired long-lived assets, principally equipment, to fair market value,

o Approximately $530,000 to establish reserves related to acquired accounts receivable and inventory, the value of which not having yet been realized through collection or sale, to reduce the carrying amounts of these assets to net realizable value, and,

o Approximately $75,000 to establish a liability for the discontinuation of the former owner's consulting agreement with the Company, pursuant to the settlement arrangement described below.

The special charges, which were recorded during the fiscal third and fourth quarters, were based on revised sales forecasts, historical operating results and the progression of the Company's dispute relating to the note payment due to the prior owner as described above. The amount of the charge related to the impairment of goodwill and long-lived assets was calculated using the anticipated future discounted cash flows, as a proxy for fair value, of this product line.

On August 11, 1999, the Company and ACG Nystromgrupen AB ("Nystrom") of Sweden, agreed to an immediate reduction and restructuring of the Nystrom Subordinated Note Payable. The Company paid $100,000 plus accrued interest from April 17, 1999 to August 10, 1999 to Nystrom, and the principal amount of the amended Nystrom Subordinated Note Payable was reduce to $800,000 in total, to be paid over a six year period. A royalty payment, contingent on sales, as per the original Stock Purchase Agreement is due Nystrom in April 2000 but has been capped at a maximum of $30,000. The Nystrom Note has been reclassified as long-term in the accompanying consolidated financial statements to reflect the restructuring. The gain on the restructuring of the Note will be recorded in the first quarter of Fiscal 2000.

Sales decreased $4.4 million between the two fiscal years or 13%. All of the Company's product lines experienced a decline in volume. The most significant was in the graphic arts products which have been adversely affected due to the evolving printing technology and changing customer demands. Fluctuating world markets, combined with the strong US dollar reduced the Company's export sales by approximately 27%. The dental products through the recent acquisitions and marketing/distribution agreements, showed the most growth. The Company continues to explore and develop potential distribution channels and new products through engineering efforts, aggressive marketing as well as repositioning its product pricing in the market place. Gross margin as a percent of sales showed a slight decreases of .9 percentage points. The Company has absorbed slight increases in material costs without any significant price increases in its products. A small price increase was implemented on some products in July 1999 which should help to improve the gross margin in Fiscal Year 2000.

Selling, General and Administrative costs decreased $474,400 or 5.2% between the two fiscal years. Management instituted a financial restructuring plan this year to reduce and/or eliminate all non-essential expenses. As sales volume did not meet the original expectations, cost cutting and evaluation procedures were implemented to curb all departmental costs. Additionally, sales commissions were lower this year, as a direct relation to sales.

Research and Development cost increased $295,000 or $32.4%. The Company has committed to the continued refinement of its digital dental products in order to reduce costs and maintain market share. Additionally, the Company continues to invest in sustaining engineering and related costs for its analog products. When applicable, the Company is acting as master import distributors for products developed by others.

Interest expense net increased $194,000 or 42% between the two fiscal years. The Company's borrowing on its Revolving Credit Loan was higher in the current year due to production, development and distribution requirements for the digital product lines. Additionally, fiscal 1998 only had six months of the interest associated with the $2.5 million of debt related to the digital dental product line acquisition.

The income tax benefit primarily reflects nominal state and foreign capital taxes due, offset by the resolution of previous contingencies that had been accrued for in prior years. The Company did not recognize a tax benefit for the net loss in fiscal 1999, as the Company does not meet the criteria described in Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" for recording such benefit.

Other

On March 19, 1999, the Company's Common Stock was de-listed from the NASDAQ SmallCap Exchange as the Company's shares did not maintain a closing bid price greater than $1.00 for 30 consecutive days. The Company is now listed on the NASDAQ Over the Counter Bulletin Board.

In June 1998, the Financial Accounting Standards for Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes a comprehensive standard on accounting for derivative and hedging activities and is effective for periods beginning after June 15, 1999. Management does not believe that the future adoption of SFAS No. 133 will have a material effect on the Company's financial position and results of operations.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, the ability of the Company to repay its loans, including changes in the specific markets for the Company's services, the ability of the Company to successfully design, develop, manufacture and sell new products, adverse business conditions, increased competition, pricing pressures, risk associated with foreign operations, the ability to attract and retain key personnel, difficulties in obtaining adequate long-term financing to meet the Company's obligations, various regulatory requirements throughout the world, and other factors.

Results of Operation - Fiscal 1998 vs. Fiscal 1997
--------------------------------------------------

On April 17, 1997 the Company acquired all of the outstanding shares of Regam Medical Systems International AB ("Regam"), a Swedish manufacturer of electronic dental imaging equipment for cash and notes payables. The acquisition was accounted for under the purchase method of accounting and was fully consolidated in fiscal 1997. The goodwill associated with this acquisition was written-down to its net realizable value in the second quarter fiscal 1998, based on the recognized impairment in the value of the operations, resulting in a charge to earnings of $1.3 million. Such amount is included in Special Charges. The remaining goodwill is being amortized over fourteen years on a straight-line basis. Also included are $329,000 of non-recurring costs to shutdown and relocate the manufacturing operations, marketing, technical service and customer support operations from Sweden to the US. These costs also include severance and required social tax payments to former employees.

In connection with the Company's acquisition of selected assets and liabilities of ProDen, the Company determined, based upon an independent appraisal, that a portion of the purchase price related to in-process research and development, resulting in a charge of $1.7 million. Such amount is also included in Special Charges.

Sales decreased $3.27 million between the two fiscal years or 8.8%. There was a decrease in medical sales due to adjustments in OEM contracts and a decrease in the sale of graphic arts products due to changing customer demands and printing technology. The Company is repositioning its products in the graphic arts market. The decrease in sales was offset by a 21% increase in the Company's expanding dental product line, resulting mainly from the two recent dental acquisitions. Gross margin as a percent of sales decreased 1.4 percentage points due to a 15% increase in the sales of distributor goods, which have lower gross margins, and higher initial material costs on the newly acquired dental lines. As production and sales increase for these products, the Company expects to achieve improved unit production costs.

Selling, general and administrative costs remained relatively consistent between the two fiscal years, decreasing $84,000 or 1%. Management continued its programs to reduce administrative overhead costs and restructure staffing with their related benefit costs. However, these costs were offset by additional costs to promote and service the dental and medical products worldwide. Included in these expenses in fiscal 1998 are the amortization costs of the two acquisitions exclusive of the specific adjustments mentioned above and included in Special Charges.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure
------------------------------------------------------------------------------

During the three years ended June 30, 1999, there were no disagreements with the Company's independent accountants on any matters or accounting principles or practices or financial statement disclosure.

                                    Part III

Items 10, 11,12, and 13 are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders, tentatively scheduled for November 10, 1999.

                             AFP IMAGING CORPORATION
                             -----------------------

                                AND SUBSIDIARIES
                                ----------------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


Report of Independent Public Accountants                        F-1

Consolidated Balance Sheets -- June 30, 1999 and 1998           F-2

Consolidated Statements of Operations for the Years Ended       F-3
  June 30, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Equity and             F-4 to F-5
  Comprehensive Income for the Years Ended June 30,
  1999, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended       F-6 to F-7
  June 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                      F-8 to F-16

Schedule II -- Valuation and Qualifying Accounts for the        F-17
  Years Ended June 30, 1999, 1998 and 1997

                     [LETTERHEAD FOR ARTHUR ANDERSEN LLP]




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
AFP Imaging Corporation:


We have audited the accompanying consolidated balance sheets of AFP Imaging Corporation (a New York Corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFP Imaging Corporation and subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

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


                                                 Arthur Andersen LLP


New York, New York
August 12, 1999

             AFP IMAGING CORPORATION AND SUBSIDIARIES
             ----------------------------------------

       CONSOLIDATED BALANCE SHEETS -- JUNE 30, 1999 AND 1998
       -----------------------------------------------------

                                     ASSETS                                               1999             1998
                                     ------                                            -----------      -----------

CURRENT ASSETS:
   Cash and cash equivalents                                                           $   249,053      $   594,992
   Accounts receivable, less allowance for doubtful accounts and sales returns
      of $427,000 and $422,203, respectively                                             3,923,514        4,755,093
   Inventories                                                                           5,494,828        6,607,441
   Prepaid expenses and other                                                               89,958          293,989
                                                                                       -----------      -----------
                Total current assets                                                     9,757,353       12,251,515

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Leasehold improvements                                                                  294,174          287,474
   Machinery and equipment                                                               7,741,808        7,825,247
                                                                                       -----------      -----------

                                                                                         8,035,982        8,112,721
Less - Accumulated depreciation                                                         (6,810,006)      (6,474,878)
                                                                                       -----------      -----------
                                                                                         1,225,976        1,637,843
GOODWILL, net of accumulated amortization of $792,593 and $698,642, respectively
                                                                                         2,804,822        4,390,461

OTHER ASSETS                                                                               197,933          381,090
                                                                                       -----------      -----------
                                                                                       $13,986,084      $18,660,909
                                                                                       ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                                   $   427,958      $   770,834
   Accounts payable                                                                        965,945        1,266,127
   Accrued expenses                                                                        701,149        1,345,015
   Accrued payroll expenses                                                                708,517          516,339
                                                                                       -----------      -----------
                Total current liabilities                                                2,803,569        3,898,315
                                                                                       -----------      -----------
LONG-TERM DEBT                                                                           5,974,216        6,968,609

COMMITMENTS AND CONTINGENCIES                                                                               -

SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value, 30,000,000 shares authorized, 9,271,057 and
      9,767,949 shares issued and outstanding at June 30, 1999 and 1998,
      respectively                                                                          92,710           97,679
   Paid-in capital in excess of par                                                     11,491,001       11,858,704
   Accumulated deficit                                                                  (6,360,831)      (4,153,889)
   Cumulative translation adjustment                                                       (14,581)          (8,509)
                                                                                       -----------      -----------
                Total shareholders' equity                                               5,208,299        7,793,985
                                                                                       -----------      -----------
                                                                                       $13,986,084      $18,660,909
                                                                                       ===========      ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                -------------------------------------------------

                                                                       1999             1998              1997
                                                                    -----------      -----------       -----------

NET SALES                                                           $29,370,338      $33,772,707       $37,048,510

COST OF SALES                                                        20,462,789       23,231,693        24,950,627
                                                                    ------------     ------------      -----------
          Gross profit                                                8,907,549       10,541,014        12,097,883

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                                      8,633,976        9,108,415         9,192,165

RESEARCH AND DEVELOPMENT EXPENSES                                     1,205,461          910,861           776,423

SPECIAL CHARGES                                                         750,000        3,320,983              -
                                                                    ------------     ------------      -----------
          Operating (loss) income                                    (1,681,888)      (2,799,245)        2,129,295

INTEREST EXPENSE, net                                                   658,421          464,336           451,466
                                                                    ------------     ------------      -----------
          (Loss) income before provision for income taxes            (2,340,309)      (3,263,581)        1,677,829

PROVISION (BENEFIT) FOR INCOME TAXES                                   (133,367)          63,984           129,232
                                                                    ------------     ------------      -----------
NET (LOSS) INCOME                                                   $(2,206,942)     $(3,327,565)      $ 1,548,597
                                                                    ============     ============      ===========
NET (LOSS) EARNINGS PER COMMON SHARE
   Basic                                                                  $(.24)           $(.34)             $.21
   Diluted                                                                $(.24)           $(.34)             $.16

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
    ------------------------------------------------------------------------

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                ------------------------------------------------

                                                                        Convertible    Convertible
                                                                         Preferred      Preferred     Common
                                                     Comprehensive        Stock,         Stock,        Stock       Common
                                                     Income (Loss)       Series A       Series B     Warrants      Stock
                                                     -------------      -----------    -----------   --------      ------
Balance June 30, 1996                                $      -           $ 2,564,876     $ 854,247    $ 25,314     $ 70,778

   Issuance of 15,000 shares of common stock in
      connection with the exercise of stock
      options                                               -                 -             -            -             150

   Conversion of 328,170 shares of preferred
      stock, Series A, to 339,947 shares of
      common stock                                          -              (393,805)        -            -           3,399

   Foreign currency translation adjustment                 (3,800)            -             -            -            -

   Net Income                                           1,548,597             -             -            -            -
                                                     ------------
Comprehensive income                                    1,544,797             -             -            -            -
                                                     ============       -----------    ----------    --------     --------

Balance June 30, 1997                                                     2,171,071       854,247      25,314       74,327

   Conversion of 1,396,814 shares of preferred
      stock, Series A, to 1,430,036 shares of
      common stock                                          -            (2,171,071)        -            -          14,300

   Conversion of 711,872 shares of preferred
      stock, Series B, to 728,672 shares of
      common stock                                          -                 -          (854,247)       -           7,287

   Issuance of 24,500 shares of common stock in
      connection with the conversion of stock
      options                                               -                 -             -            -             245

   Issuance of 152,027 shares of common stock in
      connection with the conversion of 150,000
      common stock warrants                                 -                 -             -         (15,000)       1,520

   Expiration of 103,138 warrants                           -                 -             -         (10,314)        -

   Foreign currency translation adjustment                 (4,709)            -             -            -            -

   Net Loss                                            (3,327,565)            -             -            -            -
                                                     ------------
Comprehensive Loss                                     (3,332,274)            -             -            -            -
                                                     ============       -----------    ----------    --------     --------
Balance June 30, 1998                                       -                 -             -            -          97,679
                                                       Paid-in                         Foreign
                                                       Capital                        Currency
                                                      In Excess      Accumulated     Translation
                                                       of Par          Deficit       Adjustment         Total
                                                      ---------      -----------     -----------     -----------
Balance June 30, 1996                                $ 8,175,793     $(2,374,921)     $   -          $ 9,316,087

   Issuance of 15,000 shares of common stock in
      connection with the exercise of stock
      options                                             12,350          -               -               12,500

   Conversion of 328,170 shares of preferred
      stock, Series A, to 339,947 shares of
      common stock                                       390,406          -               -               -

   Foreign currency translation adjustment                 -              -             (3,800)           (3,800)

   Net Income                                              -           1,548,597          -            1,548,597

Comprehensive income                                       -               -              -               -
                                                     -----------     -----------      --------       -----------
Balance June 30, 1997                                  8,578,549        (826,324)       (3,800)       10,873,384

   Conversion of 1,396,814 shares of preferred
      stock, Series A, to 1,430,036 shares of
      common stock                                     2,156,771          -               -               -

   Conversion of 711,872 shares of preferred
      stock, Series B, to 728,672 shares of
      common stock                                       846,960          -               -               -

   Issuance of 24,500 shares of common stock in
      connection with the conversion of stock
      options                                             27,630          -               -               27,875

   Issuance of 152,027 shares of common stock in
      connection with the conversion of 150,000
      common stock warrants                              238,480          -               -              225,000

   Expiration of 103,138 warrants                         10,314          -               -               -

   Foreign currency translation adjustment                 -              -             (4,709)           (4,709)

   Net Loss                                                -          (3,327,565)         -           (3,327,565)

Comprehensive Loss                                         -              -               -               -
                                                     -----------     -----------      --------       -----------
Balance June 30, 1998                                 11,858,704      (4,153,889)       (8,509)        7,793,985

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
    ------------------------------------------------------------------------

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                ------------------------------------------------

                                   (Continued)

                                                                        Convertible    Convertible
                                                                         Preferred      Preferred     Common
                                                     Comprehensive        Stock,         Stock,        Stock       Common
                                                     Income (Loss)       Series A       Series B     Warrants      Stock
                                                     -------------      -----------    -----------   --------      ------
   Retirement of 496,895 shares of common stock
      at $.75 per share                                   -                   -             -            -          (4,969)

   Foreign currency translation adjustment                (6,072)             -             -            -            -

   Net loss                                           (2,206,942)             -             -            -            -
                                                     -----------
Comprehensive loss                                   $(2,213,014)             -             -            -            -
                                                     ============       -----------     ---------    --------     --------
Balance June 30, 1999                                                   $     -         $   -        $   -        $ 92,710
                                                                        ===========     =========    ========     ========

                                                       Paid-in                         Foreign
                                                       Capital                        Currency
                                                      In Excess      Accumulated     Translation
                                                       of Par          Deficit       Adjustment         Total
                                                      ---------      -----------     -----------     -----------
   Retirement of 496,895 shares of common stock
      at $.75 per share                                (367,703)          -               -             (372,672)

   Foreign currency translation adjustment                 -              -             (6,072)           (6,072)

   Net loss                                                -         (2,206,942)          -           (2,206,942)

Comprehensive loss                                         -              -               -               -
                                                     -----------     -----------      --------       -----------
Balance June 30, 1999                                $11,491,001     $(6,360,831)     $(14,581)      $ 5,208,299
                                                     ===========     ===========      ========       ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                ------------------------------------------------

                                                                       1999              1998             1997
                                                                    -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                $(2,206,942)      $(3,327,565)     $ 1,548,597
   Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities-
       Non-cash effect of special charges                               750,000         2,991,983            -
       Accretion of imputed interest on note payable                    154,927            82,451            -
       (Gain) loss on sale of equipment                                 (60,037)            -                3,396
       Depreciation and amortization                                    707,635           869,304          891,370
       Provision for losses on accounts receivable                      260,506           215,797           93,463
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                     491,573           911,241          567,560
         (Increase) decrease in inventories                             664,573          (330,018)       1,859,800
         (Increase) decrease in prepaid expenses and other
                                                                        204,031            52,543         (167,221)
         (Increase) decrease in other assets                            183,157          (357,637)          (2,636)
         Increase (decrease) in accounts payable                       (300,182)         (807,001)        (302,565)
         Increase (decrease) in accrued expenses                       (718,866)         (906,152)         955,898
         Increase (decrease) in accrued payroll expenses                192,178           (52,806)          24,966
                                                                    -----------       -----------      -----------
                Total adjustments                                     2,529,495         2,669,705        3,924,031
                                                                    -----------       -----------      -----------
                Net cash provided by (used in) operating
                   activities                                           322,553          (657,860)       5,472,628
                                                                    -----------       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Regam Medical Systems
          International AB                                                -                 -           (1,561,293)
   Investment in ProDen Systems, Inc.                                     -            (1,030,100)           -
   Issuance of notes receivable                                           -                 -             (310,000)
   Proceeds from collection of notes receivable                           -               310,000            -
   Capital expenditures                                                (169,357)         (479,971)        (217,525)
                                                                    -----------       -----------      -----------
                Net cash provided by (used in) investing
                   activities                                          (169,357)       (1,200,071)      (2,088,818)
                                                                    -----------       -----------      -----------

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                ------------------------------------------------

                                   (Continued)

                                                                      1999             1998              1997
                                                                    -----------       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing of debt                                                     77,284         1,240,911            -
   Repayments of debt                                                  (197,675)         (894,441)      (4,667,421)
   Exercise of common stock options                                       -                27,875           12,500
   Exercise of common stock warrants                                      -               225,000            -
   Retirement of common stock                                          (372,672)            -                -
                                                                    -----------       -----------      -----------
                Net cash provided by (used in) financing
                   activities                                          (493,063)          599,345       (4,654,921)

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS
                                                                         (6,072)           (4,709)          (3,800)
                                                                    -----------       -----------      -----------
                Net increase (decrease) in cash and cash
                   equivalents                                         (345,939)       (1,263,295)      (1,274,911)

CASH AND CASH EQUIVALENTS, at beginning of year                         594,992         1,858,287        3,133,198
                                                                    -----------       -----------      -----------
CASH AND CASH EQUIVALENTS, at end of year                           $   249,053       $   594,992      $ 1,858,287
                                                                    ===========       ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the year for-
     Interest                                                       $   659,935       $   465,466      $   450,683
     Income taxes                                                   $     3,467       $   161,585      $    80,373


SUPPLEMENTAL NON-CASH INVESTING AND FINANCIAL ACTIVITIES DISCLOSURES:
In fiscal 1998, common stock was issued upon the conversion of $2,171,071 of Series A convertible preferred stock and $854,247 of Series B preferred stock. In fiscal 1997, common stock was issued upon the conversion of
$393,805 of Series A convertible preferred stock.

In fiscal 1998, notes payable of $2.5 million were issued in lieu of cash payments made for the acquisition of
ProDen. Approximately $1.4 million of these notes were subsequently forgiven in fiscal 1999 (see Note 9). In fiscal 1997, notes payable of $1.2 million were issued in lieu of cash payments made for the acquisition of Regam.

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 1999
                                  -------------

(1)    Accounting Policies:
       --------------------
       The Company
       -----------
       AFP Imaging Corporation, together with its subsidiaries, (the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since its inception, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for producing "hard copy" images by chemical processing photosensitive materials as well as manufacturing other electro/optical imaging equipment. These products have been adapted to medical industrial, dental and graphic arts applications. The Company's products are distributed to worldwide markets through a network of dealers and original equipment manufacturers.

       Principles of consolidation
       ---------------------------
       The consolidated financial statements include AFP Imaging Corporation and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

       Revenue recognition
       -------------------
       Revenue is recognized by the Company when products are shipped and title passes to the customer.

       Use of estimates
       ----------------
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and cash equivalents
       -------------------------
       Cash and cash equivalents include deposits with original maturities of three months or less.

       Inventories
       -----------
       Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). At June 30, 1999 and 1998, inventories consist of the following:

                                                      1999           1998
                                                      ----           ----

          Raw materials and sub-component parts    $4,109,073      $4,958,225
          Work-in-process and finished goods        1,385,755       1,649,216
                                                    ---------       ---------

                                                   $5,494,828      $6,607,441
                                                   ==========      ==========

       Depreciation
       ------------
       Machinery and equipment is depreciated using straight-line and accelerated methods over estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of 40 years or their estimated useful lives.

       Research and development costs
       ------------------------------
       Research and development costs are charged to expense as incurred. These costs have been incurred in connection with the design and development of the Company's products.

       Goodwill
       --------
       Goodwill is recorded at its estimated fair value when acquired. Goodwill is amortized on a straight-line basis, over periods ranging for 15-40 years.

       The Company periodically reviews the carrying value of its goodwill and other long-lived assets to determine whether an impairment may exist. The Company considers relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of the asset can be recovered. During both fiscal 1999 and 1998, the Company determined that the value of certain of its goodwill was impaired (See Note 9). Accordingly, the Company wrote-down the carrying value of its goodwill by approximately $1.3 million in 1999 and 1998, based upon management's best estimate of future cash flows associated with the related product lines, discounted for the time-value of money. These write-downs have been included in "Special Charges" in the accompanying financial statements. As of June 30, 1999, the Company believes that no impairment of any other long-lived assets exist.

       Basic and diluted earnings (loss) per common share
       --------------------------------------------------
       The computation of net earnings per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect the effect of common shares contingently issuable. Basic and diluted earnings per common share for the fiscal years ended 1999, 1998 and 1997 are presented below:

                                                                1999             1998             1997
                                                                ----             ----             ----
               Net (Loss) Earnings Available for
                 Common Shareholders                        $(2,206,942)     $(3,327,565)       $1,548,597

               Weighted Average Common Stock
                 Outstanding                                  9,271,057        9,767,949         7,432,714
                                                            -----------      -----------        ----------
               Basic Earnings Per Share                           $(.24)           $(.34)             $.21
                                                            -----------      -----------        ----------
               Net (Loss) Earnings Available for
                 Common Shareholders                        $(2,206,942)     $(3,327,565)       $1,560,541

               Weighted Average Common Stock
                 Outstanding                                  9,271,057        9,767,949        10,064,457
                                                            -----------      -----------        ----------
               Diluted Earnings Per Share                         $(.24)           $(.34)             $.16
                                                            ===========      ===========        ==========

       The diluted earnings per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants, options and the conversion of convertible subordinated debentures and convertible preferred stock in periods in which such conversion would cause dilution. The diluted weighted average number of shares outstanding does not include the conversion of 1,147,620 and 974,120 stock options in fiscal 1999 and 1998, as such amounts are antidilutive when there is a loss. In fiscal 1997, the diluted weighted average number of shares outstanding does not include the conversion of 103,138 warrants as the exercise price of these warrants was greater than the average price of the Company's common stock during the year.

       In 1997, net earnings available for common shareholders differs between basic and diluted earnings per share due to interest expense, net of taxes, associated with the convertible subordinated debentures, which would not have been incurred assuming conversion at the beginning of the period.

       Adoption of new financial standards
       -----------------------------------
       The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Earlier periods have been restated to conform with the standards set forth in SFAS No. 130.

       The Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting certain information about each segment of the Company.

       The Company does not believe that pronouncements which have been issued but have not yet become effective will have a material impact on the Company's financial position or results of operations.

 (2)   Debt:
       -----
       As of June 30, 1999, the Company has an $8.4 million revolver loan and a $1.45 million term loan (together the "Credit Facility") at an interest rate of 3/4% above prime (8.5% at June 30, 1999). The Credit Facility is collateralized by accounts receivable, eligible inventory, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The arrangement provides for restrictions on borrowings, requires certain financial ratios related to total debt, unsubordinated debt to tangible net worth and current assets to current liabilities be maintained and requires minimum levels of working capital, net worth and cash flow. As of June 30, 1999, the Company has exceeded maximum levels of the debt service coverage ratio covenant. The Company has obtained a waiver from its lender permitting the temporary non-compliance with the required financial ratios. The Company expects that it will remain in non-compliance through the quarter ended December 31, 1999, but will continue to be able to obtain waivers from its lenders.

       The Company has unused lines of credit available, subject to formula, of $5.2 million as of June 30, 1999 for short-term financing needs. The Credit Facility matures on July 14, 2000 and the Company expects to renegotiate this facility with similar terms and conditions.

       As of June 30, 1999 and 1998, debt consisted of the following:

                                                        1999             1998
                                                        ----             ----

          Revolver                                   $3,196,782       $3,077,310
          Term Loan (a)                               1,117,812        1,305,000
          Nystom Subordinated Note Payable (b)        1,000,000        1,000,000
          ProDen Subordinated Note Payable (c)        1,000,000        2,143,719
          Capital Leases and Other                       87,580          213,414
                                                     ----------       ----------

                                                      6,402,174        7,739,443

          Less - Current Portion                        427,958          770,834
                                                     ----------       ----------

                                                     $5,974,216       $6,968,609
                                                     ==========       ==========

       (a) The term loan will be paid in monthly payments of $12,083 for the period through and including July 2000, with the residual balance of $1,015,000 due on July 14, 2000.

       (b) This note payable consists of a $1.0 million promissory note, which was subsequently reduced and restructured (see Note 11) to ACG Nystromgruppen AB ("Nystrom"), the former parent of Regam Medical Systems International AB. The Nystrom promissory note bears interest at a rate of LIBOR plus 2% (8.375% at June 30, 1999) and, prior to being restructured, was payable in full on April 17, 2000.

       (c) This note represents a promissory note payable to the former owner of ProDen Systems, Inc. ("ProDen"), in connection with the Company's acquisition of ProDen in December 1997. Under the terms of this note, as amended (see Note 9), $150,000 is due and payable on August 10, 1999 and the residual balance of $850,000 will be paid in 36 equal installments beginning in January 2002. The note bears interest at a fixed rate of 7.75%.

       The fair market value of all of the Company's debt approximates its carrying value.

       Maturities of debt by fiscal year ended June 30 are as follows:

                   2000                               $   427,958
                   2001                                 4,224,216
                   2002                                   185,000
                   2003                                   550,000
                   2004 and thereafter                  1,015,000

(3)    Common Stock Options and Stock Purchase Plan:
       ---------------------------------------------
       The Company has two employee incentive stock option plans, under which approximately 1,500,000 shares of Common Stock are authorized and available for issuance. Under the terms of the plans, options to purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company. Transactions for 1999, 1998 and 1997 are as follows:

                                                        Weighted                     Weighted                   Weighted
                                                        Average                      Average                    Average
                                             1999        Price             1998       Price           1997       Price
                                             ----        -----             ----       -----           ----       -----
       Options outstanding, beginning        974,120      $1.10           822,620      $0.82          794,120      $0.79
       of fiscal year,
       Granted                               426,000       0.82           187,000       2.29           63,500       1.23
       Exercised                                -          -              (24,500)      1.14          (15,000)      0.83
       Cancelled                            (252,500)      1.91           (11,000)      0.64          (20,000)      0.64
                                           ---------      -----           -------      -----          -------      -----

       Options outstanding, end of         1,147,620      $0.82           974,120      $1.10          822,620      $0.82
                                           =========      =====           =======      =====          =======      =====
       fiscal year,

       Options exercisable at June 30,     1,147,620                      974,120                     822,620
                                           =========                      =======                     =======

       Weighted average fair value of
       options granted during years
       ended June 30,
                                               $0.62                       $1.02                        $0.52
                                           =========                      =======                     =======

       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for grants in fiscal 1999, 1998 and 1997: dividend yield of 0%; expected volatility ranging from 54% to 145%; expected life of five years and risk-free interest rate ranging from 4.38% to 7.35%.

       At June 30, 1999, outstanding options had exercise prices ranging from $.25 to $2.36 with a weighted - average remaining contractual life of 4 years.

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

                                                                       1999             1998             1997
                                                                       ----             ----             ----
        Net Income                             As reported         $(2,206,942)     $(3,327,565)     $1,548,597
                                               Pro forma            (2,471,869)      (3,518,588)      1,515,477

        Basic earning per share                As reported             (.24)            (.34)             .21
                                               Pro forma               (.27)            (.36)             .20

        Diluted earnings per share             As Reported             (.24)            (.34)             .16
                                               Pro Forma               (.27)            (.36)             .15

       The Company has a restricted stock purchase plan under which 400,000 shares have been reserved for issuance. No grants have been made under this plan in fiscal 1999, 1998 and 1997.

(4)    Income Taxes:
       -------------
       The (loss) income before provision for income taxes is comprised of the following:

                                      1999              1998              1997
                                      ----              ----              ----

       United States                $(1,938,702)     $(3,075,481)    $1,832,429
       Foreign                         (268,240)        (188,100)      (154,600)
                                    -----------      -----------     ----------
             Total                  $(2,206,942)     $(3,263,581)    $1,677,829
                                    ===========      ===========     ==========

       The provision for income taxes is comprised of the following:

                                     1999              1998              1997
                                     ----              ----              ----
          Current:
           State                  $(133,367)         $53,984           $129,232
           Foreign                     -              10,000               -
                                  ---------          -------           --------
                                  $(133,367)         $63,984           $129,232
                                  =========          =======           ========

       The difference between the (benefit) provision for income taxes at the effective federal statutory rates and the amounts provided in the financial statements is summarized as follows:

                                                                 1999            1998            1997
                                                                 ----            ----            ----
        Tax (benefit) provision at Federal statutory rates     $(750,360)     $(1,109,618)     $ 570,462


        Increase (decrease) in tax provision resulting from:

        State income tax provision (benefit), net of
          federal benefit                                        (33,367)          53,984         85,293
        Foreign tax provision                                       -              10,000           -
        Foreign losses not benefited                             107,296           75,240         52,564
        Amortization in excess of tax basis                        3,206           96,000        103,467
        Realization of deferred tax assets                          -                -          (699,672)
        Domestic losses not benefited                            628,779          921,113           -
        Resolution of previous contingencies                    (100,000)            -              -
        Other                                                     11,079           17,265         17,118
                                                               ---------      -----------      ---------

        Provision for income taxes                             $(133,367)     $    63,984      $ 129,232
                                                               =========      ===========      =========

       The items which comprise the deferred tax balance are as follows:

                                                                                  1999              1998
                                                                                  ----              ----
       Depreciation and amortization                                           $1,500,075        $1,097,803
       Accrued liabilities and reserves not currently deductible                  463,233           469,783
       Inventory                                                                  211,150           159,223
       Net operating loss carryforwards                                           810,169           635,169
                                                                              -----------       -----------

                                                                                2,984,627         2,361,978

       Deferred tax asset valuation reserve                                    (2,984,627)       (2,361,978)
                                                                              -----------       -----------

       Tax asset recognized on balance sheets                                 $    -            $    -
                                                                              ===========       ===========

       Net operating loss carryforwards will expire beginning in 2009.

(5)    Profit Sharing Plan:
       --------------------
       The Company maintains a profit sharing plan and trust pursuant to which participants receive certain benefits upon retirement, death, disability and, to a limited extent, upon termination of employment for other reasons. Allocation among participants' interests, including officers and directors who are employees, is in accordance with Internal Revenue Service regulations.

       The aggregate amount contributed to the plan by the Company each fiscal year is determined by the Board of Directors following a review of the profits of such fiscal year. The plan requires no minimum contribution by the Company. Profit sharing expense of $0, $0, and $50,000 was recorded for the years ended June 30, 1999, 1998 and 1997, respectively.

(6)    Commitments and Contingencies:
       ------------------------------
       The Company and its subsidiaries are defendants (together with other third parties) in a legal claim alleging that the Company violated bulk sales laws upon the acquisition of Visiplex Instruments Ltd. ("Visiplex") in July 1995. The Company believes that this claim is without merit and continues to vigorously defend the litigation. While substantial monetary damages have been alleged in the lawsuit, the Company believes the actual outcome of this matter would not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the Company has filed a cross claim against the former owners of Visiplex under an indemnification clause contained in the asset purchase agreement between the two parties.

       The Company is also a party to claims and litigation arising in the ordinary course of business. The Company intends to vigorously defend all such claims and does not expect the outcome of these matters individually or in the aggregate to have a material adverse effect on the Company's financial position or results of operations. The Company's insurance policies cover certain claims and allegations, as such, the underwriter is vigorously assisting in the Company's defense.

       The Company has leases for office and manufacturing facilities for periods expiring through fiscal year 2008. Approximate minimum annual rental payments under these leases as of the fiscal year ended June 30 are as follows:
                2000                            $  506,000
                2001                               492,000
                2002                               477,000
                2003                               477,000
                2004 and thereafter              2,864,000

       Rent expense was approximately $708,000, $733,000 and $719,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

(7)    Segment Information:
       --------------------
       The Company operates in two distinct industry segments: medical/dental and graphic arts. The Company's business segments are based on differences in the nature of their operations, including distribution channels and customers. The composition of the segments and measure of segment profit is consistent with that used in making strategic decisions.

       Medical/dental segment operations are conducted under the Dent-X and AFP tradenames and consists of the design, development, manufacturing and marketing of medical and dental image systems and all related accessories. The graphic arts segment operates under the LogE tradename and includes products such as paper and film developers.

       The segment information for the years 1999, 1998 and 1997 is shown below. Segment information related to operating income (loss) include costs directly attributable to each segment's operations.

                                                     Operating                  Depreciation                    Net
                                                       Income                        &           Capital      Interest
                                       Net Sales       (Loss)        Assets     Amortization  Expenditures    Expense
                                       ---------       ------        ------     ------------  ------------    -------
        1999
           Medical/Dental             $24,767,670   $(1,526,766)   $12,282,372    $736,346      $238,013      $525,724
           Graphic Arts                 4,602,668      (155,122)     1,703,712       8,166         3,240       132,697
                                      -----------    ----------    -----------    --------      --------      --------

          Consolidated                $29,370,338   $(1,681,888)   $13,986,084    $744,512      $241,253      $658,421
                                      ===========    ==========    ===========    ========      ========      ========

        1998
           Medical/Dental             $27,074,131   $(3,216,829)   $16,515,971    $845,976      $479,971      $368,865
           Graphic Arts                 6,698,576       417,584      2,144,938      23,328          -           95,471
                                      -----------    ----------    -----------    --------      --------      --------

          Consolidated                $33,772,707   $(2,799,245)   $18,660,909    $869,304      $479,971      $464,336
                                      ===========    ==========    ===========    ========      ========      ========

        1997
           Medical/Dental             $29,032,909    $1,801,266    $17,299,574    $818,870      $213,486      $285,948
           Graphic Arts                 8,015,601       328,029      3,216,454      72,500         4,039       165,518
                                      -----------    ----------    -----------    --------      --------      --------

           Consolidated               $37,048,510    $2,129,295    $20,516,028    $891,370      $217,525      $451,466
                                      ===========    ==========    ===========    ========      ========      ========

       Geographic financial information for the years ended June 30,1999, 1998 and 1997 are as follows:

                                           1999             1998              1997
                                           ----             ----              ----
        Sales
        -----
           United States                 $20,736,264       $22,106,153      $23,527,612
           Europe                            -               1,167,200          529,100
           Domestic export sales           8,634,074        10,499,354       12,991,798
                                         -----------       -----------      -----------

                        Total            $29,370,338       $33,772,707      $37,048,510
                                         ===========       ===========      ===========

        Net (Loss) Income
        -----------------
           United States                 $(1,938,742)     $ (3,139,565)    $  1,702,497
           Europe                           (268,200)         (188,000)        (153,900)
                                         -----------       -----------      -----------

                        Total            $(2,206,942)     $ (3,327,565)    $  1,548,597
                                         ===========       ===========      ===========

        Identifiable Assets
        -------------------
           United States                 $13,926,364       $18,521,609      $19,630,528
           Europe                             59,720           139,300          885,500
                                         -----------       -----------      -----------

                        Total            $13,986,084       $18,660,909      $20,516,028
                                         ===========       ===========      ===========

       There were no sales to any one customer in excess of 10% of net sales in fiscal 1999, 1998 and 1997.

(8)    Acquisitions:
       -------------
       On December 24, 1997, the Company acquired, through its wholly owned subsidiary, Dent-X International, Inc., selected assets and liabilities of ProDen Systems, Inc., a Vancouver, Washington manufacturer of intraoral dental camera systems for approximately $3.5 million in cash and notes. As discussed further in Note 9, the purchase price was subsequently reduced by approximately $1.4 million.

       The acquisition was accounted for under the purchase method. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The Company also allocated a portion of the purchase price to in-process research and development expenditures, which reduced fiscal 1998 operating income by $1.7 million. Such allocation was recorded based on a third party appraisal of the value of the in-process research and development projects acquired as of the acquisition date. The balance of the purchase price was recorded as the excess of cost over net assets acquired ("goodwill"). As discussed in
       Note 9, no goodwill resulting from this acquisition remains as of June 30, 1999 due to the purchase price adjustment discussed above and the write-off of $750,000 of goodwill which became impaired during 1999.

       On April 17, 1997 the Company acquired all of the outstanding shares of Regam Medical Systems International AB ("Regam"), a Swedish manufacturer of electronic dental imaging equipment for $2.9 million in cash and notes payable. The notes payable, totaling $1.2 million, were issued to the former owner of Regam (See Note 2), of which $200,000 was paid during fiscal 1998.

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

       The following table reflects unaudited pro forma combined results of operations of the Company, ProDen and Regam on the basis that the acquisitions had taken place at the beginning of fiscal 1997:

                                              (Unaudited)         (Unaudited)
                                                  1998                1997
                                                  ----                ----

       Revenues                                $34,674,883         $40,399,691
       Net (loss) income                        (3,240,136)            793,581
       (Loss) income per common share:
         Basic                                     $(.33)                $.11
         Diluted                                   $(.33)                $.08
       Shares used in computation:
         Basic                                   9,767,949           7,432,714
         Diluted                                 9,767,949          10,064,457

       In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1997, or of future operations of the combined companies under the ownership and management of the Company.

(9)    Special Charges:
       ----------------
       On January 4, 1999, $500,000 became due under the Company's $2.5 million promissory note issued to the former owner of ProDen. The Company did not make payment on that note as the Company believed that the former owner breached the terms of the Asset Purchase Agreement dated December 24, 1997 related to the acquisition of ProDen. During fiscal 1999, the Company and the former owner reached a commercial settlement whereby the $2.5 million note would be extinguished and replaced with an $850,000 note and a payment of $150,000, the terms of which are discussed in Note
       2. At the time the settlement was reached, the carrying value of the $2.5 million note was approximately $2.3 million, net of unamortized discount. The resulting $1.3 million reduction in the carrying value of the debt was recorded as a component of the special charges.

       During 1999, the Company recorded special charges of approximately $2.1 million related to the Company's ProDen operations, due to the recognized impairment in the value of this product line. The components of these charges are as follows:

       o Approximately $1.3 million write down of goodwill, reducing the carrying amount of this asset to $0,

       o Approximately $140,000 reduction in the carrying value of other acquired long-lived assets, principally equipment, to fair market value,

       o Approximately $530,000 to establish reserves related to acquired accounts receivable and inventory, the value of which not having yet been realized through collection or sale, to reduce the carrying amounts of these assets to net realizable value, and

       o Approximately $75,000 to establish a liability for the discontinuation of the former owner's consulting agreement with the Company, pursuant to the settlement arrangement described below.

       These special charges, which were recorded during the fiscal third and fourth quarters, were based on revised sales forecasts, historical operating results and the progression of the Company's dispute in regard to the note payment due to the prior owner as described below. The amount of the charge related to the impairment of goodwill and long-lived assets was calculated using the anticipated future discounted cash flows, as a proxy for fair value, of this product line.

       In addition, in connection with the acquisition of ProDen, the Company allocated approximately $1.7 million of the purchase price to in-process research and development (See Note 8) during 1998.

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

(10)   Common-Stock Retirement:
       ------------------------
       On October 16, 1998, a director resigned his directorship of the Company. Effective with such resignation, the term of his one year consulting agreement, dated September 19, 1997, commenced. On October 19, 1998, the Company agreed to extend his consulting agreement through October 16, 2001, whereby he would receive cash compensation of $8,333.33 per month, for the period and his existing stock options granted pursuant to the consulting agreement were modified by increasing the term from three years to four years, increasing the number of shares underlying the option from 150,000 to 300,000 common shares, and reducing the exercise price from $2.636545 to $0.75 per share. On October 19, 1998, the Company repurchased (and subsequently retired) 496,895 shares of the Company's common stock owned by the former director for an aggregate consideration of $372,672.

(11)   Subsequent Event:
       -----------------
       On August 11, 1999, the Company and ACG Nystromgruppen AB ("Nystrom") of Sweden, agreed to an immediate reduction and restructuring of the Nystrom Subordinated Note Payable. The Company paid $100,000 to Nystrom plus accrued interest from April 17, 1999 to August 10, 1999, and the principal amount of the amended Nystrom Subordinated Note Payable was reduced to $800,000 in total, to be paid over a six year period. Interest only will be paid quarterly for the first three years, followed by thirty-six equal monthly payments of $22,222.22 plus interest, paid quarterly, on the unpaid balance. Interest will remain at LIBOR + 2% for the six year period. A royalty payment, contingent on sales, as per the original Stock Purchase Agreement is due Nystrom on April 17, 2000 but has been capped at a maximum of $30,000. There are no other contingent payments or further amendments to the Stock Purchase Agreement.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 and 1997
                ------------------------------------------------

                                         Balance at       Charged to       Charged to
                                         Beginning        Costs and          Other                          Balance at
            Description                  of Period         Expenses         Accounts       Deductions     End of Period
            -----------                  ---------         --------         --------       ----------     -------------
June 30, 1999
-------------

Allowance for doubtful accounts
   and sales returns                    $   422,203        $260,805           -            $(256,008)      $   427,000

Accumulated depreciation                  6,474,878         335,128           -                -             6,810,006

Accumulated amortization                    698,642         332,316           -             (238,365)          792,593

Deferred tax asset valuation
   reserve                                2,361,978           -             622,649(1)         -             2,984,627

June 30, 1998
-------------

Allowance for doubtful accounts
   and sales returns                    $   277,926        $234,571      $    -            $ (90,294)      $   422,203

Accumulated depreciation                  6,113,123         361,755           -                 -            6,474,878

Accumulated amortization                    681,363         475,546           -             (458,267)          698,642

Deferred tax asset valuation
   reserve                                1,283,778           -           1,078,200(1)          -            2,361,978

June 30, 1997
-------------

Allowance for doubtful accounts
   and sales returns                    $   238,000        $ 93,463      $   67,926(2)     $(121,463)      $   277,926

Accumulated depreciation                  5,833,067         363,195           -              (83,139)        6,113,123

Accumulated amortization                    666,968         398,150           -             (383,755)          681,363

Deferred tax asset valuation
   reserve                                2,134,125         -              (850,347)(1)         -            1,283,778


(1) Represents corresponding increase (decrease) in the related deferred tax asset.
(2)    Represents amounts acquired from Regam Medical Systems International AB.

Part IV
-------
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     --------  ----------------------------------------------------------------

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

               2. (a) --  Asset Purchase Agreement between Xenon Industries
                          Inc., and Visiplex Instruments, Ltd., dated June 30, 1995. (6)
                  (b) -- Stock Purchase Agreement between ACG Nystromgruppen AB and AFP Imaging Corporation, dated April 17, 1997(12)
                  (c) -- Asset Purchase Agreement between AFP Imaging and ProDen Systems, Inc., dated December 24, 1997. (13)
                  (d) -- Promissory Note between ProDen Systems, Inc. and AFP Imaging Corporation, dated August 10, 1999
                  (e) -- Amended Promissory Note between ACG Nystromgruppen AB and AFP Imaging Corporation, dated August 11, 1999.

               3. (a) --  Certificate of Incorporation of Registrant as amended.
                         (2)
                  (b) --  Restated Certificate of Incorporation of
                          Registrant.(4)
                  (c) -- Certificate of Amendment to Certificate of Incorporation of Registrant. (8)
                  (d) -- Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of the State of New York on October 12, 1995. (10)
                  (e) --  By-Laws of Registrant. (2)
                  (f) -- Excerpt from minutes of Board of Directors meeting of August 12, 1982, amending the By-Laws of Registrant. (5)

               4. (a) --  Specimen of Common Stock Certificates. (2)
                  (b) --  Form of Common Stock Purchase Warrant. (2)
                  (c) --  1980 Restricted Stock Purchase Plan of the Registrant.
                          (2)
                  (d) --  Form of Restricted Stock Purchase Agreement. (2)
                  (e) --  Specimen of Preferred Stock, Series A Certificate. (5)
                  (f) --  Restated Certificate of Incorporation. (4)
                  (g) -- Subscription Agreement, dated October 11, 1995 of New Ballantrae Partners, L.P. (10)
                  (h) -- Registration Rights Agreement, dated as of October 12, 1995 by and between AFP Imaging Corporation and New Ballantrae Partners, L.P. (10)
                  (i) -- Shareholders Agreement, dated as of October 12, 1995 by and among New Ballantrae Partners, L.P., Donald Rabinovitch and David Vozick. (10)
                  (j) -- Registration Statement dated December 31, 1997 to register the Common Stock issuable upon exercise of options granted under the Employee Stock Option Plans.
                          (15)
                  (k) --  Settlement and Standstill Agreement dated October
                          13, 1998, by and among AFP Imaging, David Vozick, Donald Rabinovitch, and Robert Rosen (16)

               10.(a) --  Health and Medical Reimbursement Plan. (2)
                  (b) -- Lease Agreement dated September 1, 1985, for premises at 250 Clearbrook Road, Elmsford, NY. (7)
                  (c) -- Greyhound Financial Capital Corporation Loan and Security Agreement (8)
                  (d) -- Finova Capital Corporation (formerly Greyhound Financial Capital Corporation) Amendment No. 3 to
                          Loan and Security Agreement and Replacement Secured Promissory Note. (14)
                  (e) -- Profit Sharing Plan of the Registrant, as supplemented. (2)
                  (f) --  Registrant's 1992 Stock Option Plan. (9)
                  (g) --  Registrant's 1995 Stock Option Plan. (11)
                  (h) --  Registrants' 1999 Incentive Stock Option Plan
                  (i) --  Mediation Resolution Agreement dated August 10, 1999
                  (j) -- Finova Capital Corporation Amendment No. 4 to Loan and Security Agreement

               11.--  Statement re computation per share earnings. (3)

               21.--  Subsidiaries of the Registrant (Exhibit 21).

               27.--  Financial Data Schedule

        b)    Reports on Form 8-K:

              A Report on Form 8-K was filed on August 13, 1999, to report that the Registrant had successfully re-negotiated and restructured the terms of both of its subordinated notes payable issued in 1997.

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

        (15) Incorporated by reference from the Exhibits filed with the Registrant's Registration Statement on Form S-8, dated December 31, 1997.

        (16) Incorporated by reference from the Exhibits filed with the Registrants Report on Form 8-K, dated October 28, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFP IMAGING CORPORATION


By:   /s/ Elise Nissen
      -------------------------------------
      Elise Nissen, Chief Financial Officer
Date:  September 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By:  /s/ Donald Rabinovitch
      -----------------------------
       Donald Rabinovitch, President
              & Director
       (Principal Executive Officer)
 Date:  September 22, 1999


 By:  /s/ David Vozick
      -----------------------------
       David Vozick, Chairman of the Board
           Secretary and Treasurer
 Date:  September 22, 1999


 By:  /s/ Robert Blatt
      -----------------------------
       Robert Blatt, Director
 Date:  September 22, 1999


 By:  /s/ Jack Becker
      -----------------------------
       Jack Becker, Director
 Date:  September 22, 1999


 By:  /s/ Elise Nissen
      -----------------------------
       Elise Nissen, Chief Financial Officer
       (Principal Financial and Accounting Officer)
 Date:  September 22, 1999