Form 10-Q
period 1999-09-30
AFP IMAGING CORP
filed 1999-11-09
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 1999

Commission File Number 0-10832

                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

          New York                                          13-2956272
-------------------------------                             ----------
(State or Other Jurisdiction of                        (IRS Employer ID No.)
Incorporation or Organization)

250 Clearbrook Road, Elmsford, New York                       10523
-----------------------------------------                     -----
(Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:         (914) 592-6100
                                                            --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --     --

The registrant had 9,271,054 shares of Common Stock outstanding as of November 1,1999.

                          PART I. Financial Information

The consolidated financial statements included herein have been prepared by AFP Imaging Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of AFP Imaging Corporation as of September 30, 1999 and June 30, 1999, and the results of its operations for the three month periods ended September 30, 1999 and 1998, and its cash flows for the three months periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
       Consolidated Balance Sheets - September 30, 1999 and June 30, 1999

Assets                                                  September 30,       June 30,
------                                                      1999              1999
                                                        ------------      -----------
Current Assets
   Cash and cash equivalents                                $435,425         $249,053
   Accounts receivable, less allowance
     for doubtful accounts of $434,000
     and $427,000 respectively                             3,284,546        3,923,514
   Inventories                                             5,170,744        5,494,828
   Prepaid expenses and other                                262,712           89,958
                                                         -----------      -----------

        Total current assets                               9,153,427        9,757,353
                                                         -----------      -----------

Property and Equipment, (at cost)                          8,013,042        8,035,982

Less accumulated depreciation                             (6,891,086)      (6,810,006)
                                                         -----------      -----------
                                                           1,121,956        1,225,976
                                                         -----------      -----------

Intangible Assets,
        net of accumulated amortization                    2,744,543        2,804,822
                                                         -----------      -----------

Other Assets                                                 229,544          197,933
                                                         -----------      -----------

                                                         $13,249,470      $13,986,084
                                                         ===========      ===========

Liabilities and Stockholders' Equity Assets             September 30,       June 30,
-------------------------------------------                 1999              1999
                                                        ------------      -----------
Current Liabilities:
   Current portion of long-term debt                      $4,331,331       $  427,958
   Accounts payable                                        1,037,136          965,945
   Accrued expenses                                          890,911        1,409,666
                                                         -----------      -----------
   Total current liabilities                               6,259,378        2,803,569
                                                         -----------      -----------

Long Term Debt                                             1,776,533        5,974,216
                                                         -----------      -----------

Shareholders' Equity
   Common Stock, $.01 par value, 30,000,000
        shares authorized, 9,271,054
        shares issued and outstanding
        at September 30, 1999 and
        June 30, 1999,                                        92,710           92,710
   Paid-in capital in excess of par                       11,491,001       11,491,001
   Accumulated deficit                                    (6,358,836)      (6,360,831)
   Accumulated other comprehensive loss                      (11,316)         (14,581)
                                                         -----------      -----------
        Total shareholders' equity                         5,213,559        5,208,299
                                                         -----------      -----------


                                                         $13,249,470      $13,986,084
                                                         ===========      ===========

              The accompanying notes to financial statements are an
               integral part of these consolidated balance sheets.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations

                                                       Three Months Ended
                                                          September 30

                                                  1999                  1998
                                                  ----                  ----
Net Sales                                     $ 6,400,193           $ 7,331,109

Cost of Sales                                   4,116,836             5,001,650
                                              -----------           -----------

     Gross Profit                               2,283,357             2,329,459
                                              -----------           -----------

Selling, General and
  Administrative Expenses                       2,031,092             2,033,225
Research and Development                          137,220               298,209
                                              -----------           -----------

                                                2,168,312             2,331,434
                                              -----------           -----------

     Operating Income (loss)                      115,045                (1,975)
                                              -----------           -----------

Interest, net                                     116,210               159,469
                                              -----------           -----------

Loss before provision for taxes                    (1,165)             (161,444)

Provision (Benefit) for Income Taxes               (3,160)               12,000
                                              -----------           -----------

Net Income (Loss)                             $     1,995           ($  173,444)
                                              ===========           ===========

NET INCOME (LOSS) PER SHARE
     Basic                                          $ ---                 ($.02)
                                                                          =====
     Diluted                                        $ ---                 ($.02)
                                                                          =====

Weighted average outstanding
     Common stock
       Basic                                    9,271,054            9,767,949
                                              ===========           ===========
       Diluted                                  9,275,346            9,767,949
                                              ===========           ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
 Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
             For the Three Months Ended September 30, 1999 and 1998

                                                                                                       Accumulated
                                                                     Paid-in                                 Other
                                    Comprehensive      Common     Capital In        Accumulated      Comprehensive
                                             Loss       Stock   Excess of Par           Deficit      Income (Loss)    Total
                                             ----       -----   -------------           -------      -------------    -----
Balance June 30, 1998                        $---      $97,679    $11,858,704       $(4,153,889)           $(8,509)    $7,793,985

     Foreign currency translation
       adjustment                           4,898          ---            ---               ---              4,898         4,898

     Net loss for three months
       ended September 30, 1998         (173,444)          ---            ---          (173,444)               ---       (173,444)
                                        ---------

Comprehensive Loss                      $(168,541)         ---            ---               ---                ---           ---
                                        =========      -------    -----------       ------------           -------     ---------

Balance September 30, 1998                             $97,679    $11,858,704       $(4,327,333)           $(3,611)    $7,625,439
                                                       =======    ===========       ===========            =======     ==========



Balance June 30, 1999                        $---      $92,710     $11,491,001      $(6,360,831)          $(14,581)    $5,208,299

     Foreign currency translation
       Adjustment                           3,265          ---            ---               ---              3,265         3,265

     Net income for three months
       ended September 30, 1999            $1,995          ---            ---             1,995                ---         1,995
                                        ---------
Comprehensive Income                       $5,260          ---            ---               ---                ---           ---
                                        =========      -------    -----------       ------------           -------     ---------

Balance September 30, 1999                             $92,710    $11,491,001       $(6,358,836)          $(11,316)    $5,213,559
                                                       =======    ===========       ===========            =======     ==========

        The accompanying notes to conslidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 1999 and 1998

                                                                                1999                   1998
                                                                                ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                            $1,995             ($173,444)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities-
         Accretion of Imputed interest on note payable                              --                  38,733
         Depreciation and amortization                                           182,779               213,873
         Change in assets and liabilities:
           Decrease (Increase) in accounts receivable                            638,968              (401,716)
           Decrease in inventories                                               324,084               158,903
           (Increase) Decrease in prepaid expenses and other assets             (211,178)              192,342
           Increase in accounts payable                                           71,191               573,360
           (Decrease) in accrued expenses                                       (518,755)             (492,842)
                                                                             -----------           -----------

         Total adjustments                                                       487,089               282,653
                                                                             -----------           -----------
         Net cash provided by operating activities                               489,084               109,209
                                                                             -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                    (11,667)              (80,082)
                                                                             -----------           -----------

         Net cash (used by) investing activities                                 (11,667)              (80,082)
                                                                             -----------           -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing of debt                                                              --                 532,178
     Repayment of debt                                                          (294,310)              (85,810)
                                                                             -----------           -----------

         Net cash (used by) provided by financing activities                    (294,310)              446,368
                                                                             -----------           -----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                 3,265                 4,898
                                                                             -----------           -----------

         Net increase in cash and cash equivalents                               186,372               480,393

CASH AND CASH EQUIVALENTS, at beginning of period                                249,053               594,992
                                                                             -----------           -----------

CASH AND CASH EQUIVALENTS, at end of period                                  $   435,425           $ 1,075,385
                                                                             ===========           ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1999

(1)  General:

The accounting policies followed during the interim periods reported on herein are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(2)  Net earnings per common share:

The diluted weighted average number of shares outstanding include 4,292 shares of common stock issuable upon exercise of outstanding stock options in fiscal 2000. It does not include 149,192 shares of common stock issuable upon exercise of outstanding stock options in fiscal 1999, as such amounts are anti-dilutive when there is a loss.

(3)  Long and Short Term Debt:

As of September 30, 1999, the Company had an $8.4 million revolver loan and a $1.45 million term loan (together the "Credit Facility") at an interest rate of 3/4% above prime. The Credit Facility is collateralized by accounts receivable, eligible inventory, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The arrangement provides for restrictions on borrowings, requires certain financial ratios related to total debt, unsubordinated debt to tangible net worth and current assets to current liabilities be maintained and requires minimum levels of working capital, net worth and cash flow. As of September 30, 1999, the Company has exceeded maximum levels of the debt service coverage ratio covenant, due to the losses recorded in the past quarters. The Company has obtained a waiver from its lender permitting the temporary non-compliance with the required financial ratios. The Company expects that it will remain in non-compliance through the quarter ended December 31, 1999, but will continue to be able to obtain waivers from its lenders.

On August 11, 1999, the Company renegotiated and significantly reduced the $2.5 million Subordinated Promissory Note issued in December 1997. This Note had been in dispute and no payments had been made. The Company paid $150,000 to the Note Holder and a new six year Subordinated Note for $850,000 was issued; interest only (fixed at 7.75%) will be paid for the first three years, then the Company will make thirty-six equal monthly payments of $23,611.11 plus interest on the unpaid balance.

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

(5)  Income Taxes:


The Company's income tax provision (benefit) for fiscal 2000 and 1999 relates to state and foreign income or capital taxes net of any refunds received. No income tax benefits related to the losses reported in fiscal 1999 have been recorded, in accordance with Statement of Financial Accounting Standards Board Statement 109.

(6)  Adoption of New Accounting Pronouncement:

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting certain information about each segment of the Company.

The Company does not believe that pronouncements which have been issued but have not yet become effective will have a material impact on the Company's financial position or results of operations.

(7)  Segment Information:

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

The segment information for the three months ended September 30, 1999 and 1998 is shown below. Segment information related to operating income (loss) include costs directly attributable to each segment's operations.

                                                       Operating                Depreciation                    Net
                                                         Income                      &           Capital      Interest
                                       Net Sales         (Loss)       Assets    Amortization  Expenditures    Expense
                                       ---------         ------       ------    ------------  ------------    -------

        For the three months ended
            September 30, 1999
           Medical/Dental              $5,547,253       $68,443    $11,461,919    $180,679       $11,667       $86,210
           Graphic Arts                   852,940        46,602      1,787,551       2,100             -        30,000
                                       ----------       -------    -----------    --------       -------       -------

          Consolidated                 $6,400,193      $115,045    $13,249,470    $182,779       $11,667      $116,210
                                       ----------       -------    -----------    --------       -------       -------

        For the three months ended
            September 30, 1998
           Medical/Dental              $6,039,015      $(25,932)   $16,814,262    $210,829       $76,842      $127,427
           Graphic Arts                 1,292,094        23,957      2,243,720       3,044         3,240        32,042
                                       ----------       -------    -----------    --------       -------       -------

          Consolidated                 $7,331,109       $(1,975)   $19,057,982    $213,873       $80,082      $159,469
                                       ==========       =======    ===========    ========       =======      ========

Item 2: Management's Discussion and Analysis of Fiscal 2000 Financial Condition and Results of Operation

Capital Resources, Liquidity and Results of Operations

The Company's working capital at September 30, 1999, decreased approximately $4,060,000 from June 30, 1999. Approximately $4,161,000 is due to the reclassification of the Company's credit facility from long-term debt to short-term debt. The facility expires in July 2000. The Company expects to renew this facility with similar terms and conditions prior to its expiration, however, pursuant to Generally Accepted Accounting Principles such debt is classified as a current liability. There was approximately $100,000 of net working capital generated from operations.

The Company has a senior credit facility consisting of a $9.85 million revolver and term loan facility. This credit line is sufficient to finance ongoing working capital requirements assuming that the Company's does not have significant losses from operations for a material period of time. The revolver loan is secured by available and eligible inventory, accounts receivable, and specific intangibles. This facility requires that certain financial ratios and net worth amounts be maintained. The Company is currently in compliance with all of its covenants and terms, with the exception of the debt service coverage ratio. Its senior lender has waived compliance with such coverage ratio for the quarter ended September 30, 1999. The lender has agreed to this waiver after noting that Fiscal 1999 operations were negatively impacted by the significant operating expenses associated with the Company's new digital dental product lines. This facility was renewed in July 1997 and expires in July 2000. The Company is dependent upon its existing credit facilities to finance its overall operations. At September 30, 1999, the Company currently had available $989,000 of unused lines of credit for short-term financing needs plus cash and cash equivalents of $435,000.

Capital expenditures for the first quarter of Fiscal 2000 were minimal. Capital expenditures for the balance of Fiscal 2000 will consist of computer workstation upgrades and production tooling and other appropriate replacements in the normal course of operations. Management has not approved nor expects any significant capital expenditures for Fiscal 2000. The Company's historical operating cash flows have been positive; however, the Company is dependent upon its existing credit facilities to finance its ongoing working capital requirements.

The Company expects its need for working capital will continue to be financed by operations and from borrowings on its credit facility. The Company is presently unaware of any other trends, demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future, except for any ongoing losses from its operations. No assurances can be given that the Company will have favorable cash flow in the near term, that the senior lender will grant further waivers to the Company, or that the Company will successfully renegotiate its credit facility.

Year 2000 Compliance

The Company has developed and substantially completed a plan to ensure that all of its manufactured and developed products as well as internal systems are compliant with the requirements to process transactions and function properly in the year 2000. As described above, all of the Company's internal information systems have been replaced with fully compliant new software and systems. The total cost of the software, implementation and hardware were capitalized as incurred. The Company continues to test and upgrade its internal information systems as part of an overall operational plan to replace older systems with more efficient current technology. The Company believes that all significant costs related to the Year 2000 compliance issue have been incurred.

The Company also consulted with its processing banks and payroll service provider to ensure that their services are Year 2000 compliant. The Company has been advised by these service providers that all of these external information services and systems are Year 2000 compliant. The Company has contacted its vendors, on whom it relies, to assure that their systems are or will be Year 2000 compliant. The Company has evaluated these responses to ensure that critical vendors are Year 2000 compliant, or has reviewed alternate sourcing of these materials to Year 2000 compliant vendors. The Company has reviewed their own plant equipment and has determined that such equipment is either Year 2000 compliant or not affected by the Year 2000 issues.

The Company has developed contingency plans to address the most reasonably likely worst case scenarios from the potential Year 2000 disruption. The Company's Year 2000 efforts are ongoing and will continue to evolve as new information becomes available. The Company does not anticipate a major interruption of its business activities, however, this will be dependent in part upon the ability of third party vendors to be Year 2000 compliant. Although the Company has implemented the actions described above to address these third party issues, it has no direct ability to influence compliance actions by such parties. The Company does not know, at this time, of any of its products, processes or systems which, if found to be non-Year 2000 Compliant, would have any significant impact. Accordingly, while the Company believes its actions should help reduce the possible effects of the Year 2000 risks, it is unable to eliminate the ultimate effects on the Company's operating results.

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

Comparison of Three Months Fiscal 2000 Versus Three Months Fiscal 1999

Sales decreased $931,000 or 13% between the two periods. The Company's product lines, other than dental, experienced a general decrease in sales volume, with the graphic arts business the most significant. Fluctuating world markets, combined with the strong US dollar, continue to adversely effect the Company's export sales. The Company continues to explore and develop potential distribution channels and new products through engineering efforts, aggressive marketing, as well as repositioning its product pricing in the marketplace. The Company has increased its efforts in the dental imaging sector by adding products for redistribution. The result is the dental products have shown growth in sales. Gross profit as a percent of sales increased 3.9 percentage points. Material costs remained at approximately the same percentage, however, manufacturing overheads were significantly reduced through management's restructuring efforts and cost-cutting programs, including discontinuance of non-profitable product lines, closing of facilities, and the elimination of redundancies.

Selling, general and administrative costs stayed approximately the same for the two periods. Management's cost restructuring programs included the continuance of its worldwide marketing and sales efforts to preserve customer share and the reduction of costs in other ancillary departments.

Research and development costs decreased approximately $161,000 or 54%. The Company closed its engineering facility in Vancouver, Washington, effective June 30, 1999. The work has been relocated to the Elmsford, NY facility. The Company has focused on the continued refinement of its digital dental products in order to reduce costs and maintain market share. Additionally, the Company continues to invest in sustaining engineering and related costs for its analog products. Where applicable, the Company is acting as master import distributors for products developed by others.

Interest expense net, decreased approximately $43,300, or 27% between the two periods. Corporate debt was reduced approximately $294,000 since June 30, 1999. Additionally, two subordinated notes payable were significantly reduced and restructured of as of August 1999 (See footnote 2 to Consolidated Financial Statements for further discussion).

Other

On March 19, 1999, the Company's Common Stock was de-listed from the NASDAQ SmallCap Exchange as the Company's shares did not maintain a closing bid price greater than $1.00 for 30 consecutive days. The Company is now listed on the NASDAQ Over the Counter Bulletin Board.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133 establishes a comprehensive standard on accounting for derivative and hedging activities and is effective for periods beginning after January 15, 2001. Management does not believe that the future adoption of SFAS No. 133 will have a material effect on the Company's financial position and results of operations.

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

                            Part II Other Information

Item 4:


Item 6:    Exhibits and Reports on Form 8-K.

(a)        None

(b)        Reports on Form 8-K

           None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION
                                               -------------------------
                                               David Vozick
                                               Chairman of the Board
                                               Secretary, Treasurer
                                               Date:  November 9, 1999


                                               -------------------------
                                               Donald Rabinovitch
                                               President and Director
                                               Date:  November 9, 1999


                                               -------------------------
                                               Elise Nissen
                                               Chief Financial Officer
                                               Date:  November 9, 1999