Form 10-Q
period 1999-12-31
AFP IMAGING CORP
filed 2000-02-11
CIK 319126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

The registrant had 9,271,054 shares of Common Stock outstanding as of February 1, 2000.

                          PART I. FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by AFP Imaging Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of AFP Imaging Corporation as of December 31, 1999 and June 30, 1999, and the results of its operations for the three and six month periods ended December 31, 1999 and 1998, and its cash flows for the six months periods then ended, have been included.

ITEM 1:  FINANCIAL STATEMENTS


                    AFP IMAGING CORPORATION AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1999 AND JUNE 30, 1999


                                                 DECEMBER 31,         JUNE 30,
ASSETS                                               1999               1999
------                                           ------------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                   $    482,323       $    249,053
    Accounts receivable, less allowance
      for doubtful accounts of $438,000
      and $427,000 respectively                    3,063,536          3,923,514
    Inventories                                    4,695,552          5,494,828
    Prepaid expenses and other                       150,477             89,958
                                                ------------       ------------
      Total current assets                         8,391,888          9,757,353
                                                ------------       ------------

PROPERTY AND EQUIPMENT, (AT COST)                  8,081,731          8,035,982

Less accumulated depreciation                     (6,988,706)        (6,810,006)
                                                ------------       ------------
                                                   1,093,025          1,225,976
                                                ------------       ------------

INTANGIBLE ASSETS,
   net of accumulated amortization                 2,684,264          2,804,822
                                                ------------       ------------

OTHER ASSETS                                         351,109            197,933
                                                ------------       ------------

                                                $ 12,520,286       $ 13,986,084
                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt          $  3,460,032       $    427,958
     Accounts payable                              1,201,223            965,945
     Accrued expenses                                811,888          1,409,666
                                                ------------       ------------
     Total current liabilities                     5,473,143          2,803,569
                                                ------------       ------------

LONG TERM DEBT                                     1,771,665          5,974,216
                                                ------------       ------------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value, 30,000,000
    shares authorized, 9,271,054
    shares issued and outstanding
    at December 31, 1999 and
    June 30, 1999                                     92,710             92,710
  Paid-in capital in excess of par                11,545,882         11,491,001
  Accumulated deficit                             (6,348,442)        (6,360,831)
  Accumulated other comprehensive loss               (14,672)           (14,581)
                                                ------------       ------------
          Total shareholders' equity               5,275,478          5,208,299
                                                ------------       ------------
                                                $ 12,520,286       $ 13,986,084
                                                ============       ============


  The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended                   Six Months Ended
                                                         December 31,                        December 31,
                                              ------------------------------       ------------------------------
                                                   1999              1998               1999              1998
                                              ------------      ------------       ------------      ------------
Net Sales                                     $  6,470,746      $  7,797,716       $ 12,870,939      $ 15,128,825

Cost of Sales                                    4,305,990         5,615,428          8,422,826        10,617,078
                                              ------------      ------------       ------------      ------------

     Gross Profit                                2,164,756         2,182,288          4,448,113         4,511,747
                                              ------------      ------------       ------------      ------------

Selling, General and
  Administrative Expenses                        1,889,922         2,353,233          3,921,014         4,386,458
Research and Development                           146,298           294,706            283,518           592,915
                                              ------------      ------------       ------------      ------------

                                                 2,036,220         2,647,939          4,204,532         4,979,373
                                              ------------      ------------       ------------      ------------

     Operating Income (loss)                       128,536          (465,651)           243,581          (467,626)
                                              ------------      ------------       ------------      ------------

Interest, net                                      113,182           163,014            229,392           322,483
                                              ------------      ------------       ------------      ------------

Income (loss) before provision for taxes            15,354          (628,665)            14,189          (790,109)

Provision for Income Taxes                           4,960            12,000              1,800            24,000
                                              ------------      ------------       ------------      ------------

Net Income (Loss)                             $     10,394      $   (640,665)            12,389      $   (814,109)
                                              ------------      ============      -------------      ============

NET (LOSS) PER SHARE
     Basic                                            $--              $(.07)              $--              $(.09)
                                                                       =====                                =====
     Diluted                                          $--              $(.07)              $--              $(.09)
                                                                       =====                                =====

Weighted average outstanding
     Basic                                       9,271,054         9,271,054          9,271,054         9,519,502
                                              ------------      ------------       ------------      ------------
     Diluted                                     9,297,172         9,271,054          9,280,933         9,519,502
                                              ------------      ------------       ------------      ------------

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                        Accumulated
                                                                          Paid-in                         Other
                                       Comprehensive      Common        Capital In      Accumulated    Comprehensive
                                           Loss           Stock        Excess of Par      Deficit          Loss           Total
                                       -------------   ------------    -------------    ------------   -------------  ------------
BALANCE JUNE 30, 1998                  $       --      $     97,679    $ 11,858,704     $ (4,153,889)  $   (8,509)    $  7,793,985

  Retirement of 496,895 shares of
    Common stock at $.75 per share             --            (4,969)       (367,703)            --           --           (372,672)

  Foreign currency translation
    adjustment                               (4,945)           --              --               --         (4,945)          (4,945)

  Net loss for six months
    ended December 31, 1998                (814,109)           --              --           (814,109)        --           (814,109)
                                       ------------
Comprehensive Loss                     $   (819,054)           --              --               --           --
                                       ============    ------------    ------------     ------------   ----------     ------------

BALANCE DECEMBER 31, 1998                              $     92,710    $ 11,491,001     $ (4,967,998)  $  (13,454)    $  6,602,259
                                                       ============    ============     ============   ==========     ============


BALANCE JUNE 30, 1999                  $       --      $     92,710    $ 11,491,001     $ (6,360,831)  $  (14,581)    $  5,208,299

  Issuance of 580,000 Employee
    Stock Options at $.31 per share            --              --            54,881             --           --             54,881

  Foreign currency translation
    Adjustment                                  (91)           --              --               --            (91)             (91)

  Net income for six months
    ended December 31, 1999            $     12,389            --              --             12,389          --            12,389
                                       ------------
Comprehensive Income                   $     12,298            --              --               --            --               --
                                       ============    ------------     ------------    ------------   ----------     ------------
BALANCE DECEMBER 31, 1999                              $     92,710    $ 11,545,882     $ (6,348,442)  $  (14,672)    $  5,275,478
                                                       ============    ============     ============   ==========     ============

   The accompanying notes to conslidated financial statements are an integral part of these consolidated statements.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                               1999              1998
                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                     $    12,389       $  (814,109)
     Adjustments to reconcile net loss to net cash (used by) provided by operating activities-
         Accretion of Imputed interest on note payable                            --              77,466
         Depreciation and amortization                                         364,678           426,747
         Change in assets and liabilities:
           Decrease in accounts receivable                                     859,978           252,294
           Decrease (Increase) in inventories                                  799,276          (384,114)
           (Increase) Decrease in prepaid expenses and other assets           (189,627)          199,159
           Increase in accounts payable                                        235,278           467,941
           (Decrease) in accrued expenses                                     (597,778)         (428,675)
                                                                           -----------       -----------

         Total adjustments                                                   1,471,805           610,818
                                                                           -----------       -----------
         Net cash provided by (used in) operating activities                 1,484,194          (203,291)
                                                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                  (80,356)         (131,854)
                                                                           -----------       -----------

         Net cash used by investing activities                                 (80,356)         (131,854)
                                                                           -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing of debt                                                            --             796,115
     Repayment of debt                                                      (1,170,477)         (171,620)
     Retirement of Company stock                                                  --            (372,672)
                                                                           -----------       -----------

         Net cash (used by) provided by financing activities                (1,170,477)          251,823
                                                                           -----------       -----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                 (91)           (4,945)
                                                                           -----------       -----------

         Net increase (decrease) in cash and cash equivalents                  233,270           (88,267)

CASH AND CASH EQUIVALENTS, at beginning of period                              249,053           594,992
                                                                           -----------       -----------

CASH AND CASH EQUIVALENTS, at end of period                                $   482,323       $   506,725
                                                                           ===========       ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP IMAGING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


(1)  GENERAL:

The accounting policies followed during the interim periods reported on herein are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(2)  NET EARNINGS PER COMMON SHARE:

The diluted weighted average number of shares outstanding include 9,879 shares of common stock issuable upon exercise of outstanding stock options in fiscal 2000. It does not include 37,738 shares of common stock issuable upon exercise of outstanding stock options in fiscal 1999, as such amounts are anti-dilutive when there is a loss.

(3)  LONG AND SHORT TERM DEBT:

As of December 31, 1999, the Company had a senior credit facility consisting of $8.4 million revolver and a $1.45 million term loan (together the "Credit Facility") at an interest rate of 3/4% above prime. The Credit Facility is collateralized by accounts receivable, eligible inventory, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The arrangement provides for restrictions on borrowings, requires certain financial ratios related to total debt, unsubordinated debt to tangible net worth and current assets to current liabilities be maintained and requires minimum levels of working capital, net worth and cash flow. The Company is currently in compliance with all the terms and conditions of the credit facility, as amended on November 30, 1999.

On August 11, 1999, the Company renegotiated and significantly reduced the $2.5 million Subordinated Promissory Note issued in December 1997. This Note had been in dispute and no payments had been made. The Company paid $150,000 to the note holder and a new six year Subordinated Note for $850,000 was issued; interest only (fixed at 7.75%) will be paid for the first three years, then the Company is required to make thirty-six equal monthly payments of $23,611.11 plus interest on the unpaid balance.

On August 11, 1999, the Company renegotiated and reduced the $1.0 million Subordinated Promissory Note issued in April 1997. The Company paid $100,000 to the note holder plus accrued interest from April 17, 1999 to August 10, 1999, and the principal amount of the amended Subordinated Note was reduced to $800,000 in total, to be paid over a six year period. Interest only must be paid quarterly for the first three years, followed by thirty-six equal monthly payments of $22,222.22 plus interest, paid quarterly, on the unpaid balance. Interest will remain at LIBOR + 2% for the six year period.

(4)  INVENTORY:

The Company uses the gross margin method related to labor and overhead costs during interim periods for inventory valuation.

(5)  INCOME TAXES:

The Company's income tax provision for fiscal 2000 and 1999 relates to state and foreign income or capital taxes net of any refunds received. No income tax benefits related to the losses reported in fiscal 1999 have been recorded, in accordance with SFAS No. 109.

(6)  SEGMENT INFORMATION:

The segment information for the three and six months ended December 31, 1999 and 1998 are shown below. Segment information related to operating income (loss) include costs directly attributable to each segment's operations.

                                                      Operating                Depreciation                    Net
                                                        Income                       &           Capital     Interest
                                       Net Sales        (Loss)      Assets     Amortization    Expenditures   Expense
                                       ---------      ---------    ----------  ------------    ------------   -------
        For the three months ended
            December 31, 1999

           Medical/Dental              $5,457,130       $91,309    $10,843,133    $179,799       $68,689       $83,182

           Graphic Arts                 1,013,616        37,227      1,677,153       2,100           --        30,000
                                       ----------      --------    -----------    --------       -------     -------
          Consolidated                 $6,470,746      $128,536    $12,520,286    $181,899       $68,689      $113,182
                                       ----------      --------    -----------    --------       -------      -------
        For the three months ended
            December 31, 1998

           Medical/Dental              $6,373,806     $(426,254)   $16,008,082    $209,274       $51,772      $130,182
           Graphic Arts                 1,423,910       (39,397)     2,202,328       3,600           --         32,832
                                       ----------       -------    -----------    --------       -------       -------
           Consolidated                $7,797,716     $(465,651)   $18,210,410    $212,874       $51,772      $163,014
                                       ----------       -------    -----------    --------       -------       -------

                                                      Operating                Depreciation                    Net
                                                        Income                       &           Capital     Interest
                                       Net Sales        (Loss)      Assets     Amortization    Expenditures   Expense
                                       ---------      ---------    ----------  ------------    ------------   -------
        For the six months ended
            December 31, 1999

           Medical/Dental             $11,004,383      $159,752    $10,843,133    $360,478       $80,356      $169,392
           Graphic Arts                 1,866,556        83,829      1,677,153       4,200           --         60,000
                                      -----------      --------    -----------    --------       -------       -------
          Consolidated                $12,870,939      $243,581    $12,520,286    $364,678       $80,356      $229,392
                                      -----------      --------    -----------    --------       -------       -------
        For the six months ended
            December 31, 1998

           Medical/Dental             $12,415,589     $(452,186)   $16,008,082    $419,547      $131,854      $257,609
           Graphic Arts                 2,713,236       (15,440)     2,202,328       7,200           ---        64,874
                                      -----------      --------    -----------    --------       -------       -------
           Consolidated               $15,128,825     $(467,626)   $18,210,410    $426,747      $131,854      $322,483
                                      -----------      --------    -----------    --------       -------       -------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FISCAL 2000 FINANCIAL CONDITION AND RESULTS OF OPERATION

CAPITAL RESOURCES, LIQUIDITY AND RESULTS OF OPERATIONS

The Company's working capital at December 31, 1999, decreased approximately $4,035,000 from June 30, 1999. Approximately $4,161,000 is due to the reclassification of the Company's credit facility from long-term debt to short-term debt as the facility expires in July 2000. The Company expects to renew this facility with similar terms and conditions prior to its expiration, however, pursuant to Generally Accepted Accounting Principles such debt is classified as a current liability. There was approximately $240,000 of net working capital generated from operations. The Company reduced its borrowings on this credit facility by approximately $1.2 million in the past six months.

The Company has a senior credit facility consisting of a $9.85 million revolver and term facility. This credit line is sufficient to finance ongoing working capital requirements assuming that the Company does not have significant losses from operations for a material period of time. The revolver loan is secured by available and eligible inventory, accounts receivable, and specific intangibles. This facility requires that certain financial ratios and net worth amounts be maintained. The Company is currently in compliance with all of the covenants and terms, under the credit facility, as amended November 30, 1999. This facility was renewed in July 1997 and expires in July 2000. The Company is dependent upon its existing credit facilities to finance its overall operations. At December 31, 1999, the Company currently had available $979,000 of unused lines of credit for short-term financing needs plus cash and cash equivalents of $482,000.

Capital expenditures for the first six months of Fiscal 2000 were $80,356 and included production tooling costs to upgrade and enhance the Company's dental product lines. Capital expenditures for the balance of Fiscal 2000 will consist of computer workstation upgrades and production tooling and other appropriate replacements in the normal course of operations. Management has approved significant production tooling enhancements for its digital dental product line for the second half of Fiscal 2000. The Company's historical operating cash flows have been positive; however, the Company is dependent upon its existing credit facilities to finance its ongoing working capital requirements.

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

YEAR 2000 RISK

The Company experienced no material problems with its information systems or with its customers, suppliers or the financial institutions and government entities with which it deals, as a result of the date change to the Year 2000. There was no material affect on the Company's results of operations as a result of the Year 2000 issue. No significant information technology projects or capital spending were deferred as a result of the Company's Year 2000 program. The Company does not expect to incur any additional Year 2000 related expenses in the current fiscal year.

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

COMPARISON OF SIX MONTHS FISCAL 2000 VERSUS SIX MONTHS FISCAL 1999

Sales decreased $2,257,900 or 15% between the two periods. The Company's product lines, other than dental, experienced a general decrease in sales volume, with the graphic arts business the most significant. Fluctuating world markets, combined with currency changes, continue to adversely effect the Company's export sales. The Company continues to explore and develop potential distribution channels and new products through engineering efforts, aggressive marketing, as well as repositioning its product pricing in the marketplace. The Company has increased its efforts in the dental imaging sector by adding products for redistribution. The result is the dental products have shown growth in sales. Dental sales were adversely affected in the second quarter by a recent import restriction by the FDA on the manufacturer of the Company's intraoral x-ray unit. The Company has selected a new unit for distribution which should be available during the later part of the third quarter Fiscal 2000.

Gross profit as a percent of sales increased 4.74 percentage points. Material costs improved by 1 percent, and, manufacturing overheads were significantly reduced through management's restructuring efforts and cost-cutting programs, including discontinuance of non-profitable product lines, closing of facilities, and the elimination of redundancies.

Selling, general and administrative costs decreased $465,400 or 10.6% between the two periods. Management's cost restructuring programs included the continuance of its worldwide marketing and sales efforts to preserve and increase customer share and the reduction of costs in other ancillary departments.

Research and development costs decreased approximately $309,400 or 52%. The Company closed its engineering facility in Vancouver, Washington, effective June 30, 1999. The work has been relocated to the Elmsford, NY facility. The Company has focused on the continued refinement of its digital dental products in order to reduce costs and maintain market share. Additionally, the Company continues to invest in sustaining engineering and related costs for its analog products. Where applicable, the Company is acting as a master import distributor for products developed by others.

Interest expense net, decreased approximately $93,100, or 29% between the two periods. Corporate debt was reduced approximately $1,170,500 since June 30, 1999. Additionally, two subordinated notes payable were significantly reduced and restructured of as of August 1999 (See footnote 2 to Consolidated Financial Statements for further discussion).

COMPARISON OF SECOND QUARTER FISCAL 2000 VERSUS SECOND QUARTER FISCAL 1999

Net sales decreased $1,327,000 or 17%. All product lines experienced a decline in volume as discussed above. Gross profit as a percent of sales increased 6 percentage points due to a shift in the product mix to more manufactured items, and the reduction of Company overheads. The aggregate of the expense items decreased $611,700 or 23.1%. As explained previously, all cost centers reflect management's efforts to reduce all non-essential costs. Interest expense, net decreased $49,800 or 31% as corporate debt was significantly reduced during the second quarter Fiscal 2000.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, the ability of the Company to repay its loans, including changes in the specific markets for the Company's services, the ability of the Company to successfully design, develop, manufacture and sell new products, adverse business conditions, increased competition, pricing pressures, risk associated with foreign operations, the ability to attract and retain key personnel, difficulties in obtaining adequate long-term financing to meet the Company's obligations, various regulatory requirements throughout the world, and other factors.


                            PART II OTHER INFORMATION

ITEM 4:


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

(a)        None

(b)        Reports on Form 8-K

           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AFP IMAGING CORPORATION


                                                /s/ David Vozick
                                                -------------------------
                                                DAVID VOZICK
                                                Chairman of the Board
                                                Secretary, Treasurer
                                                Date: February 11, 2000


                                                /s/ Donald Rabinovitch
                                                -------------------------
                                                DONALD RABINOVITCH
                                                President and Director
                                                Date: February 11, 2000


                                                /s/ Elise Nissen
                                                -------------------------
                                                ELISE NISSEN
                                                Chief Financial Officer
                                                Date: February 11, 2000