Form 10-Q
period 2000-03-31
AFP IMAGING CORP
filed 2000-05-12
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2000
                           --------------

Commission File Number 0-10832
                       -------

                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

          New York                                           13-2956272
-------------------------                                    ----------
(State or Other Jurisdiction of                         (IRS Employer ID No.)
Incorporation or Organization)

250 Clearbrook Road, Elmsford, New York                            10523
-----------------------------------------                         ------
 (Address of principal executive offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code:         (914) 592-6100
                                                            --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The registrant had 9,271,054 shares of Common Stock outstanding as of May 1, 2000.

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

In the opinion of the Company, all adjustments necessary to present fairly the financial position of AFP Imaging Corporation as of March 31, 2000 and June 30, 1999, and the results of its operations for the three and nine month periods ended March 31, 2000 and 1999, and its cash flows for the nine months periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
         Consolidated Balance Sheets - March 31, 2000 and June 30, 1999


Assets                                                  March 31,       June 30,
------                                                    2000           1999
                                                          ----           ----


Current Assets:
          Cash and cash equivalents ..............   $   143,728    $   249,053
          Accounts receivable, less allowance
          for doubtful accounts of $302,940
          and $427,000 respectively ..............     2,875,656      3,923,514
     Inventories .................................     4,793,355      5,494,828
     Prepaid expenses and other ..................        78,175         89,958
                                                     -----------    -----------

          Total current assets ...................     7,890,914      9,757,353
                                                     -----------    -----------


Property and Equipment, (at cost) ................     8,125,742      8,035,982

Less accumulated depreciation ....................    (7,086,689)    (6,810,006)
                                                     -----------    -----------
                                                       1,039,053      1,225,976
                                                     -----------    -----------


Intangible Assets,
          net of accumulated amortization ........     2,623,985      2,804,822
                                                     -----------    -----------

Other Assets .....................................       281,287        197,933
                                                     -----------    -----------

                                                     $11,835,239    $13,986,084
                                                     ===========    ===========



       Liabilities and Shareholders' Equity                   March 31,           June 30,
       ------------------------------------                     2000                1999
                                                                ----                ----
Current Liabilities:
     Current portion of long-term debt                      $3,344,987          $  427,958
     Accounts payable                                          953,417             965,945
     Accrued expenses                                          793,085           1,409,666
                                                               -------           ---------
     Total current liabilities                               5,091,489           2,803,569
                                                           -----------           ---------

Long Term Debt                                               1,758,775           5,974,216
                                                           -----------           ---------


Shareholders' Equity
    Common Stock, $.01 par value, 30,000,000
      shares authorized, 9,271,054
      shares issued and outstanding
      at March 31, 2000 and
      June 30, 1999, respectively                               92,710              92,710
Paid-in capital in excess of par                            11,545,882          11,491,001
Accumulated deficit                                         (6,638,676)         (6,360,831)
Accumulated other comprehensive loss                           (14,941)            (14,581)
                                                               -------             -------
      Total shareholders' equity                             4,984,975           5,208,299
                                                             ---------           ---------

                                                           $11,835,239         $13,986,084
                                                           ===========         ===========






The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations



                                                   Three Months Ended                     Nine Months Ended
                                                          March 31,                              March 31,

                                                   2000              1999                2000             1999
                                                   ----              ----                ----             ----

Net Sales                                       $5,860,723        $6,700,297        $18,731,662        $21,829,122
Cost of Sales                                    4,101,214         4,572,562         12,524,040         15,189,640
                                                 ---------         ---------         ----------         ----------

     Gross Profit                                1,759,509         2,127,735          6,207,622          6,639,482
                                                 ---------         ---------          ---------          ---------

Selling, General and
  Administrative Expenses                        1,835,838         2,092,965          5,756,852          6,479,423
Research and Development                            85,673           340,607            369,191            933,522
Special Charges                                        ---           750,000                ---            750,000
                                                 ---------         ---------          ---------          ---------
                                                 1,921,511         3,183,572          6,126,043          8,162,945
                                                 ---------         ---------          ---------          ---------

     Operating Income (loss)                     (162,002)       (1,055,837)             81,579        (1,523,463)
                                                 ---------        ---------              ------         ---------

Interest, net                                      123,772           178,993            353,164            501,476
                                                   -------           -------            -------            -------

Loss before provision for taxes                  (285,774)       (1,234,830)          (271,585)        (2,024,939)

Provision (Benefit) for Income Taxes                 4,460          (21,317)              6,260              2,683
                                                     -----           -------              -----              -----

Net Loss                                        ($290,234)      ($1,213,513)         ($277,845)       ($2,027,622)
                                                ==========       ===========         ==========        ==========

NET LOSS PER SHARE
     Basic                                          ($.03)           ($ .13)             ($.03)            ($ .21)
                                                    ======            ======             ======             =====
     Diluted                                        ($.03)           ($ .13)             ($.03)            ($ .21)
                                                    ======            ======             ======             =====

Weighted average outstanding

     Basic                                       9,271,054         9,271,054          9,271,054          9,436,686
                                                 =========         =========          =========          =========
     Diluted                                     9,271,054         9,271,054          9,271,054          9,436,686
                                                 =========         =========          =========          =========







The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
     Consolidated Statements of Shareholders' Equity and Comprehensive Loss
                For the Nine Months Ended March 31, 2000 and 1999


                                                                                                        Accumulated
                                                                         Paid-in                           Other
                                          Comprehensive      Common    Capital In      Accumulated     Comprehensive
                                                   Loss      Stock    Excess of Par       Deficit          (Loss)        Total
                                                   ----      -----    -------------   -------------   ---------------    -----

Balance June 30, 1998                              $---    $97,679     $11,858,704     $(4,153,889)          $(8,509)    $7,793,985

     Retirement of 496,895 shares of
       Common stock at $.75 per share               ---     (4,969)       (367,703)            ---               ---       (372,672)

     Foreign currency translation
       adjustment                               (6,072)        ---             ---              ---           (6,072)        (6,072)

     Net loss for nine months
       ended March 31, 1999                 (2,027,622)        ---             ---       (2,027,622)             ---     (2,027,622)
                                            -----------

Comprehensive Loss                         $(2,033,694)        ---             ---              ---              ---            ---
                                           =============   -------
Balance March 31, 1999                                     $92,710     $11,491,001      $(6,181,511)        $(14,581)    $5,387,619
                                                           =======    ============     ============         =========    ==========




Balance June 30, 1999                             $---     $92,710     $11,491,001      $(6,360,831)        $(14,581)    $5,208,299

     Issuance of 580,000 Employee
       Stock Options at $.31 per share             ---         ---          54,881              ---              ---         54,881

     Foreign currency translation
       Adjustment                                (360)         ---             ---              ---             (360)          (360)

     Net loss for nine months
       ended March 31, 2000                 $(277,845)         ---             ---         (277,845)             ---       (277,845)
                                            ----------

Comprehensive Loss                          $(278,205)         ---             ---              ---              ---            ---
                                            ==========     -------     -----------      -----------       -----------    ----------
Balance March 31, 2000                                     $92,710     $11,545,882      $(6,638,676)        $(14,941)    $4,984,975
                                                           =======     ===========      ===========       ============   ==========




The accompanying notes to conslidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2000 and 1999


                                                                                           2000                       1999
                                                                                           ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           ($277,845)              ($2,027,622)
     Adjustments to reconcile net loss to net cash provided
       by operating activities-
         Non-cash effect of Special Charges                                                   ---                   750,000
         Accretion of Imputed interest on note payable                                        ---                   116,190
         Depreciation and amortization                                                    546,940                   636,495
         Change in assets and liabilities:
           Decrease in accounts receivable                                              1,047,858                   923,696
           Decrease/(Increase) in inventories                                             701,473                  (477,127)
           (Increase)/Decrease in prepaid expenses and other assets                       (71,503)                  257,861
           (Decrease)/Increase in accounts payable                                        (12,528)                  206,924
           Decrease in accrued expenses                                                  (616,581)                 (323,801)
                                                                                         ---------                 ---------
         Total adjustments                                                              1,595,659                 2,090,238
                                                                                        ---------                 ---------
         Net cash provided by operating activities                                      1,317,814                    62,616
                                                                                        ---------                    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                            (124,367)                 (150,176)
                                                                                         ---------                  -------

         Net cash used by investing activities                                           (124,367)                 (150,176)
                                                                                         ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing of debt                                                                        ---                   739,744
     Repayment of debt                                                                 (1,298,412)                 (243,240)
     Retirement of Company stock                                                              ---                  (372,672)
                                                                                 ----------------                   --------

         Net cash (used by) provided by financing activities                           (1,298,412)                  123,832
                                                                                        ----------                  -------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                           (360)                   (6,072)
                                                                                             -----                   -------

         Net (decrease) increase in cash and cash equivalents                            (105,325)                   30,200

CASH AND CASH EQUIVALENTS, at beginning of period                                         249,053                   594,992
                                                                                          -------                   -------

CASH AND CASH EQUIVALENTS, at end of period                                              $143,728                  $625,192
                                                                                         ========                  ========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

(1)  General:

The accounting policies followed during the interim periods reported on herein are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(2)  Net earnings per common share:

The diluted weighted average number of shares outstanding does not include 54,269 and 37,738 shares of common stock issuable upon exercise of outstanding stock options in fiscal 2000 and fiscal 1999, respectively, as such amounts are anti-dilutive when there is a loss.

(3)  Long and Short Term Debt:

As of March 31, 2000, the Company had a senior credit facility consisting of $8.4 million revolver and a $1.45 million term loan (together the "Credit Facility") at an interest rate of 3/4% above prime. The Credit Facility is collateralized by accounts receivable, eligible inventory, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The arrangement provides for restrictions on borrowings, requires certain financial ratios related to total debt, unsubordinated debt to tangible net worth and current assets to current liabilities be maintained and requires minimum levels of working capital, net worth and cash flow. The Company is currently in compliance with all the terms and conditions of the credit facility, as amended on November 30, 1999, with the exception of the debt service coverage ratio covenant. The Company has notified its senior lender of the non-compliance. The senior lender has agreed to extend the credit facility through September 2000, to facilitate the completion of the negotiations to renew the credit facility.

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

(6)  Segment Information:

The segment information for the three and nine months ended March 31, 2000 and 1999 are shown below. Segment information related to operating income (loss) include costs directly attributable to each segment's operations.


                                                                                Depreciation                    Net
                                                     Operating                       &           Capital      Interest
                                       Net Sales       (Loss)        Assets     Amortization  Expenditures    Expense
                                       ---------       ------        ------     ------------  ------------    -------
        For the three months ended
            March 31, 2000
            --------------
           Medical/Dental              $5,052,909      $(85,665)   $10,356,735    $362,188      $112,700       $93,772
           Graphic Arts                   807,814       (76,337)     1,478,504       1,973           ---        30,000
                                          -------       -------      ---------       -----                      ------
          Consolidated                 $5,860,723     $(162,002)   $11,835,239    $364,161      $112,700      $123,772
                                       ==========     =========    ===========    ========      ========      ========

        For the three months ended
            March 31, 1999
            --------------

           Medical/Dental              $5,650,373   $(1,013,600)   $14,701,206    $206,148       $18,322      $143,511
           Graphic Arts                 1,049,924       (42,237)     2,049,154       3,600           ---        35,482
                                        ---------       -------      ---------       -----                      ------

          Consolidated                 $6,700,297   $(1,055,837)   $16,750,360    $209,748       $18,322      $178,993
                                       ==========   ===========    ===========    ========       =======      ========


                                                     Operating                  Depreciation                    Net
                                                       Income                        &           Capital      Interest
                                       Net Sales       (Loss)        Assets     Amortization  Expenditures    Expense
                                       ---------       ------        ------     ------------  ------------    -------
        For the nine months ended
            March 31, 2000
            --------------

           Medical/Dental             $16,047,682       $74,086    $10,356,735    $540,767      $124,367      $263,164
           Graphic Arts                 2,683,980         7,493      1,478,504       6,173           ---        90,000
                                        ---------         -----      ---------       -----                      ------

          Consolidated                $18,731,662       $81,579    $11,835,239    $546,940      $124,367      $353,164
                                      ===========       =======    ===========    ========      ========      ========

        For the nine months ended
            March 31, 1999
            --------------

           Medical/Dental             $18,065,962   $(1,465,786)   $14,701,206    $625,695      $150,176      $401,120
           Graphic Arts                 3,763,160       (57,677)     2,049,154      10,800           ---       100,356
                                        ---------       -------      ---------      ------                     -------

          Consolidated                $21,829,122   $(1,523,463)   $16,750,360    $636,495      $150,176      $501,476
                                      ===========   ===========    ===========    ========      ========      ========


Item 2: Management's Discussion and Analysis of Fiscal 2000 Financial Condition and Results of Operation

Capital Resources, Liquidity and Results of Operations

The Company's working capital at March 31, 2000, decreased approximately $4,154,300 from June 30, 1999. Approximately $3,200,000 is due to the reclassification of the Company's credit facility from long-term debt in June 1999, to short-term debt as the facility expires in July 2000. The Company expects to renew this facility with similar terms and conditions prior to its expiration, however, pursuant to Generally Accepted Accounting Principles such debt is classified as a current liability. There was approximately $1,318,000 of net working capital generated from operations. The Company reduced its borrowings on this credit facility by approximately $980,400 in the past nine months.

The Company has a senior credit facility consisting of a $9.85 million revolver and term facility. This credit line is sufficient to finance ongoing working capital requirements assuming that the Company does not have significant losses from operations for a material period of time. The revolver loan is secured by available and eligible inventory, accounts receivable, and specific intangibles. This facility requires that certain financial ratios and net worth amounts be maintained. The Company is currently in compliance with all of the covenants and terms, under the credit facility, as amended November 30, 1999, with the exception of the debt service coverage ratio. The Company did not meet this ratio due to the FDA import restriction on the manufacturer of the Company's intraoral x-ray unit, which had a significant impact on sales for the quarter. The Company has notified its senior lender of the non-compliance. This facility was renewed in July 1997 and expires in July 2000. The senior lender has agreed to extend the credit facility through September 2000 to facilitate the completion of the negotiations to renew the credit facility. The Company is dependent upon its existing credit facilities to finance its overall operations. At March 31, 2000, the Company currently had available $1,248,500 of unused lines of credit for short-term financing needs, plus cash and cash equivalent of $143,000.

Capital expenditures for the first nine months of Fiscal 2000 were $124,400 and included a new modern exhibition booth and production tooling costs to upgrade and enhance the Company's dental product lines. Capital expenditures for the balance of Fiscal 2000 will consist of computer workstation upgrades and production tooling and other appropriate replacements in the normal course of operations. Management has approved significant production tooling enhancements for its digital dental product line for the remainder of Fiscal 2000 and the first quarter of Fiscal 2001. The Company's historical operating cash flows have been positive; however, the Company is dependent upon its existing credit facilities to finance its ongoing working capital requirements.

The Company expects its need for working capital will continue to be financed by operations and from borrowings on its credit facility. The Company is presently unaware of any other trends, demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future, except for any ongoing losses from its operations and in the event it is unsuccessful in its negotiations with its senior lender to renegotiate the credit facility in September 2000. No assurances can be given that the Company will have favorable cash flow in the near term, that the senior lender will grant further waivers to the Company, or that the Company will successfully renegotiate its credit facility. The potential increases in interest rates by the Federal Reserve Board could have an adverse affect on the Company and increase the cost of capital.

Comparison of Nine Months Fiscal 2000 Versus Nine Months Fiscal 1999

Sales decreased $3,098,000 or 14.2% between the two periods. The Company's product lines experienced a general decrease in sales volume, with the graphic arts business the most significant. Fluctuating world markets, combined with currency changes, continue to adversely effect the Company's export sales. The Company continues to explore and develop potential distribution channels and new products through engineering efforts, aggressive marketing, as well as repositioning its product pricing in the marketplace. The Company continues to increase its efforts in the dental imaging sector by adding products for redistribution. Dental sales were adversely affected in the second and third quarters by an import restriction by the FDA on the manufacturer of the Company's intraoral x-ray unit. The Company has selected a new unit for distribution which should be available during the early part of the fourth quarter Fiscal 2000.

Gross profit as a percent of sales increased 2.72 percentage points. Material costs stayed relatively constant, and, manufacturing overheads were significantly reduced in the first two quarters through management's restructuring efforts and cost-cutting programs, including discontinuance of non-profitable product lines, closing of facilities, and the elimination of redundancies in all departments.

Selling, general and administrative costs decreased $722,600 or 11.1% between the two periods. Management's cost restructuring programs included the continuance of its worldwide marketing and sales efforts to preserve and increase customer share and the reduction of costs in other ancillary departments.

Research and development costs decreased approximately $564,300 or 60.4%. The Company closed its engineering facility in Vancouver, Washington, effective June 30, 1999. The work has been relocated to the Elmsford, NY facility. The Company has focused on the continued refinement of its digital dental products in order to reduce costs and maintain market share. Additionally, the Company continues to invest in sustaining engineering and related costs for its analog products. Where applicable, the Company is acting as a master import distributor for products developed by others.

Interest expense net, decreased approximately $148,300, or 29.6% between the two periods. Corporate debt was reduced approximately $1,198,400 since June 30, 1999. Additionally, two subordinated notes payable were significantly reduced and restructured of as of August 1999 (See footnote 3 to Consolidated Financial Statements for further discussion).

Comparison of Third Quarter Fiscal 2000 Versus Third Quarter Fiscal 1999

Net sales decreased $839,600 or 12.5%. All product lines experienced a decline in volume as discussed above. Gross profit as a percent of sales decreased 1.73 points due to a shift in the product mix and increases in raw materials. The aggregate of the expense items decreased $1,262,000 or 39.6%. Included in the prior year's costs were $750,000 of special charges to write-off the goodwill associated with the acquisition of ProDen Systems, Inc. The net decrease of $512,000, as explained previously, was due to management's efforts to reduce all non-essential costs. Interest expense, net decreased $55,200 or 30.8% as acquisition debt was restructured and significantly reduced as of June 1999 and September 1999.

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

                                                 AFP IMAGING CORPORATION

                                                 -------------------------

                                                 David Vozick

                                                 Chairman of the Board
                                                 Secretary, Treasurer
                                                 Date:  May 12, 2000


                                                 -------------------------

                                                 Donald Rabinovitch

                                                 President and Director
                                                 Date:  May 12, 2000


                                                 -------------------------

                                                 Elise Nissen

                                                 Chief Financial Officer
                                                 Date:  May 12, 2000