Form 10-K
period 2000-06-30
AFP IMAGING CORP
filed 2000-10-13
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K

/X/ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2000

                                       or

/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      Commission File Number:    0-10832
                                                 -------

                            AFP Imaging Corporation
                            -----------------------
             (Exact name of registrant as specified in its charter)

                 New York                                 13-2956272
        ------------------------------               ------------------
        (State or other jurisdiction of                  (IRS Employer
        incorporation or organization)               Identification No.)

                    250 Clearbrook Road, Elmsford, NY 10523
                    ---------------------------------------
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

                  /X/
                 -----                             -----
                  Yes                               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES / / NO /X/

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of August 31, 2000 was approximately $2,109,633. On such date, the average of the closing bid and asked prices of the Common Stock, as quoted by the OTC Bulletin Board, was $.375.

The registrant had 9,271,054 shares of Common Stock outstanding as of August 31, 2000,

The Company's Proxy Statement for the 2000 Annual Meeting of Shareholders tentatively scheduled for December 15, 2000 is hereby incorporated by reference into Part III of this Form 10K.

Introductory Note - Forward Looking Statements
----------------------------------------------

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may", "will", "project", "expect", "believe", "estimate", "anticipate", "intend", "continue", "potential", "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to, adverse changes in general economic conditions, the ability of the Company to continue to obtain bank and other financing on terms similar to terms currently available to the Company, the Company's ability to repay its loans when due, changes in the markets for the Company's products and services, the ability of the Company to successfully design, develop, manufacture and sell new products, the Company's ability to successfully market its existing and new products, adverse business conditions, increased competition, pricing pressures, risk associated with foreign operations, the ability to attract and retain key personnel, difficulties in obtaining adequate long-term financing to meet the Company's obligations, changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or its customers, changes in currency exchange rates and regulations, and other factors set forth in this Form 10-K.

Part I
------

Item 1. Business
----------------

a) General Development of Business

AFP Imaging Corporation was organized on September 20, 1978, under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for producing "hard copy" images by chemical processing photosensitive materials as well as manufacturing other closely related electro/optical imaging equipment. These products have been adapted to medical, industrial, dental and graphic arts applications. The Company's products are distributed to worldwide markets through a network of dealers.

On October 12, 2000, the Company completed the renegotiation of its credit facility with its senior secured lender. The general terms, conditions, and covenants were modified slightly from the previous agreement. See Note 2 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation for a further discussion.

On June 26, 2000, the Company signed a letter of intent to sell its graphic arts inventory to a third party for approximately $750,000. The Company is currently negotiating a definitive agreement, which is intended to close in October 2000. As of June 30, 2000, the Company incurred a charge of $400,000 due to the recognized impairment in the market value of the inventory associated with the graphic arts business, and is included as special charges in the accompanying Consolidated Financial Statements.

On August 11, 1999, the Company successfully reduced and restructured, by an aggregate of $1.75 million, both of its Subordinated Promissory Notes, which were issued in 1997, as part of the financing of two independent acquisitions. The restructuring was accomplished by means of separate negotiation or mediation between the Company and each of the parties. No additional securities or other consideration were issued in conjunction with the reduction and restructuring of these Subordinated Promissory Notes. These transactions were accounted for as of June 30, 1999 and June 30, 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion.

b) Financial Information about Industry Segments

The Company is engaged in two industry segments: medical/dental and graphic arts. The Company's business segments are based on differences in the nature of their operations including distribution channels and customers. The composition of the segments is consistent with that used by the Company's management in making strategic decisions. See Note 7 to the Consolidated Financial Statements for further discussion of the Company's industry segments.

c) Narrative Description of Business

Principal Products and Services

Medical, Dental and Industrial X-Ray Processors & Accessories
-------------------------------------------------------------

The Company manufactures and distributes a line of freestanding and table top medical, dental and industrial x-ray film processors. These machines are capable of processing or developing films of various sizes. The exposed film is inserted into equipment and returned to the operator developed, fixed, washed and dried. The equipment can be located either in a dark room site or adapted to a daylight loading system. These units are used for diagnostic x-ray imaging and industrial, non-destructive testing applications. The Company's products are distributed worldwide through an unaffiliated dealer network to doctors, dentists, hospitals, medical clinics, and other facilities.

Digital Dental Imaging Systems
------------------------------

The Company manufactures and distributes a filmless digital dental radiography system, based on x-rays and electronic imaging technology. Such technology generates a patient's dental images on a computer screen that operates in a Windows-based software environment.

The Company manufactures and distributes intraoral video dental cameras. These products allow users to capture up to four intraoral dental images on a computer screen and feature the mobility of the camera between operatories by "docking" (plug in) directly into another chairside location. These products can be networked and are compatible with the Company's digital dental radiography system. A proprietary Windows-based software suite provides for selection, transmission and manipulation of the desired images by the dentist.

Diagnostic Imagers and Viewers
------------------------------

The Company manufactures a line of multiformat compact cameras to permanently record and document the images produced during diagnostic examinations from several different applications. The Company recently acquired the rights to manufacture a competitor's camera line. These cameras can produce anywhere from one to nine images on films that can be processed and developed in Company manufactured film processors.

X-Ray Systems
-------------

The Company has the worldwide distribution rights to a European developed dental x-ray machine. The Company also has the North and South American distribution rights to a Japanese developed panoramic dental x-ray machine. The x-ray film exposed by each of these units is then developed in the Company's processors. These x-ray products are also compatible with the Company's digital x-ray product line.

Graphic Arts Processors
-----------------------

The Company distributes various sized graphic arts processors, which develop different photosensitive materials such as rapid access film and papers. These processors are intended for use with phototypesetting, graphics and other pre-printing press applications. Newspapers, publishers and commercial printers are primary customers for these products.

Patents and Trademarks

The Company presently holds many domestic and foreign utility patents, which, the Company believes, are material to the technology used in its products. The Company's intellectual property includes several patents acquired as part of acquisitions in 1997. The Company is not aware of any patents held by others that conflict with the Company's current product designs. The Company has agreed to pay a nominal royalty on the domestic sales of its digital dental systems to a third party under a license for the use of the third party's software in the operation of the Company's systems. Such royalty payments have not been and are not anticipated to be material to the operations of the Company. The principal technology applied to the construction of the Company's other products is state-of-the-art but not considered proprietary. The Company owns several domestic and foreign trademarks, which it uses in connection with the marketing of its products. The Company utilizes various domestic and international forms of trademarks, including AFP Imaging, DENT-X, Sens-A-Ray 2000 and LOGE, among others. The Company believes that these utility patents and trademarks are important to its operations and the loss or infringement by others of its rights to such patents and trademarks could have a material adverse effect on the Company.

Research and Development

The amounts spent during each of the Company's last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, are as follows:

            2000                       1999                      1998
            ----                       ----                      ----
          $476,679                  $1,205,461                 $910,861

The Company conducts research and development activities internally as well as contracts certain projects to qualified vendors and expert consultants. The Company's research and development efforts and technologies have been enhanced by business acquisitions completed in Fiscal Years 1997 and 1998. In each of these transactions, the Company added new product lines, and gained proprietary technologies and access to future research and development benefits. Commencing in April 1997, the Company participated in the development of new x-ray imaging sensors, including but not limited to CCD and CMOS type sensors. Research and Development costs for Fiscal Years 1998, 1999 and 2000 do not include the EU grants paid to the Company for the Company's participation in this research and development project. All dental applications resulting from the research under the project will be owned exclusively by the Company. The EU contract expired in May 2000. However, the Company is continuing its research and development efforts previously conducted under the EU contract without further EU grants.

The Company's level of spending is discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operation.

Raw Materials

The Company does not utilize any unique or difficult to obtain raw materials or processes in the design and manufacture of its products. The Company anticipates that an adequate commercial supply of all raw materials will remain available from multiple sources. However, the Company owns proprietary designs and tooling to produce digital x-ray sensors, which are in the physical possession of a Company vendor.

Sales, Marketing and Distribution

All of the Company's products are manufactured and distributed domestically and internationally in two basic forms. Certain products are custom engineered for OEM customers and carry the respective OEM's brand label. The OEM's are responsible for the installation and servicing of OEM-labeled products. The balance of the Company's products are marketed under the Company's own trade names and are distributed through an extensive network of independent medical, dental and graphic arts dealers. These dealers install and service such products. The Company conducts significant worldwide marketing and regional sales management efforts to promote all of its products and brand names.

The Company advertises in domestic and international trade journals, provides sales support and literature, prepares technical manuals and conducts customer education and training programs in order to promote its products. In addition, the Company participates in domestic and international trade and clinical shows.

Government Regulation

The United States Food and Drug Administration ("FDA") regulates the distribution of all equipment used as medical devices. The Company has registered all of its medical and dental products with the FDA. The FDA has the right to disapprove the marketing of any medical device that fails to comply with FDA Regulations. The Company believes that its products and procedures satisfy all the criteria necessary to comply with FDA regulations. During Fiscal 2000, the Company successfully completed an FDA mandated Corrective Action Program ("CAP") on its previously imported intraoral x-ray unit. This involved supplying every registered owner with revised labeling and updated documentation to meet the FDA compliance process certification standards. During the year, the FDA also placed an import restriction on the manufacturer of the Company's intraoral x-ray unit. This had a material adverse effect on the Company's dental product sales. In January 2000, the Company located a new manufacturer for a newer, improved intraoral x-ray unit, and began marketing this unit in April 2000. The Company's manufacturing facility is ISO (International Standards Organization) 9001 certified. Where applicable, the Company's products are Conformite' Europeenne ("CE") certified for sales in the European Union. Any future changes in regulations, domestically or internationally, governing devices such as the Company's medical and dental products could have a material adverse effect on the Company.

Seasonal Nature

The Company believes its business is not seasonal.

Working Capital Practices

The Company believes its practices regarding inventories, receivables or other items of working capital to be typical for the industries involved. In October 2000, the Company renegotiated, through October 2001, its senior credit facility with its existing lender. The general terms, conditions, and covenants were modified slightly from the previous agreement. See Note 2 to the Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion.

Customers

No customer accounted for 10% or more of net sales in Fiscal 2000, 1999 or 1998. Management does not believe the loss of any one customer would have a materially adverse effect on the Company's consolidated business.

Backlog Orders

As of June 30, 2000, the Company's backlog of orders for its products was approximately $5,394,000 as compared to $4,335,600 as of June 30, 1999. All of the orders included in the backlog at June 30, 2000 are scheduled for delivery on or before June 30, 2001. OEM bulk purchase commitments are typically negotiated for 12-month periods but are not based on a calendar or fiscal year. Spare part sales are not part of the Company's backlog calculations. In the opinion of the Company, fluctuations in the backlog and its size at any given time are not necessarily indicative of intermediate or long-term trends in the Company's business. Much of the Company's backlog can be canceled or the delivery dates of orders can be accelerated or extended without penalty. Delivery of capital equipment is frequently subject to changing budget conditions of medical institutions or end user clinical practitioners.

Government Contracts

The Company has no current contracts with the federal government that are material to the consolidated business. The Company's policy is to be responsive to all governmental Requests for Quotations (RFQ), which can be fulfilled within the scope of the Company's product lines.

Competition

The Company's products utilize mechanical as well as analog and digital electronic technologies. The Company is subject to both foreign and domestic competition. The competition is characterized by significant investment in research and development of new technologies, products and services. Some competitors are well established in the film processor manufacturing and distribution businesses and may have greater financial, distribution resources and facilities than the Company. The Company relies on internal research & development personnel as well as subcontracted vendors. With respect to all of its products, the Company competes on the basis of price, features, product quality, applications, engineering, and promptness of delivery and customer service. The Company also manufacturers and provides to other OEM customers different product versions which may compete with each other as well as the Company's products. The Company purchases certain products from others for resale on a non-exclusive basis, which may be subject to competition from other independent distributors.

The Company competes in the dental imaging market also on the basis of its proprietary and patented technologies. Certain competitors have significant or greater resources and revenues in electronic digital imaging technologies and expertise in software development utilized in dental imaging products. See "Research and Development" for further discussion.

Environmental

The Company believes it is in compliance with the laws and regulations governing the protection of the environment and that continued compliance would not have a material adverse effect on the Company or require any material capital expenditures. The Company does not use any controlled or regulated materials or processes in its operation. Compliance with local codes for the installation and operation of the Company's products is the responsibility of the end user, or the dealer who independently provides installation services.

Employees

As of June 30, 2000, on a consolidated basis, the Company employed 123 persons worldwide on a full-time basis. The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.

d) Financial Information about Foreign and Domestic Operations and Export Sales

With respect to the Company's last three Fiscal years, domestic sales were $18,586,087 (2000), $20,736,264 (1999) and $22,106,153 (1998) representing 73%,
71% and 65%, respectively, of the Company's sales during such periods. Domestic operating loss was $256,302, $1,413,688 and $2,481,513 for the years ended June 30, 2000, 1999 and 1998, respectively. Export and foreign sales during such periods were $6,780,911 (2000), $8,634,074 (1999) and $11,666,554 (1998) or 27%,
29% and 35% of total Company sales for each period, respectively. The Company's Swedish subsidiary, Regam, incurred net losses of $151,580, $268,200 and $188,000 for fiscal 2000, 1999 and 1998.

Assets used in the manufacture of export sales are integrated with the other assets of the Company.

Item 2. Properties
------------------

The Company's executive offices and principal manufacturing facility are located in Elmsford, New York. This property is under a renegotiated lease expiring on December 31, 2008 at a current rental of $506,235 per year, with increments through the lease term to $525,085, plus increases in real estate taxes, utility costs and common area charges. The Company believes its facility is well maintained, is in good operating condition, and has a productive capacity sufficient to meet the Company's present and anticipated needs. The Company rents a small sales and marketing facility in Springfield, Virginia. The Company closed its small office at a University in Sweden in June 2000. The cost of each of the Virginia and Swedish facilities have not been material to the Company's consolidated property costs.

Item 3. Legal Proceedings
-------------------------

The Company is currently defending a civil complaint filed on December 19, 1995, in Worcester, Massachusetts, in the Superior Court of the Commonwealth of Massachusetts. Such complaint was instituted by Tufts Electronics Group, Inc. a former vendor of Visiplex Instruments Ltd. ("Visiplex"), for breach of New York State Bulk Sales Notice Law, alleging that no notice of the bulk transfer of assets was given in July 1995, when the Company acquired selected assets and liabilities of Visiplex. In addition, the plaintiff alleges a claim concerning certain inventories and disputed invoices. The Company maintains these matters were settled by the plaintiff and Visiplex prior to the acquisition, and the Company did not assume such liabilities. Visiplex and the Company entered into an Indemnification and Hold Harmless Agreement, which has a $500,000 limit. The amended complaint seeks damages in the sum of $443,500 for unpaid material invoices and $19.9 million in consequential damages, treble damages, interest and attorney fees. The Company's current motion for summary dismissal of the amended claim was filed in July 2000. On September 27, 2000, the Court ruled on the Company's motion and granted summary judgment in favor of the Company on three of the six claims by the plaintiff. The Company continues to deny there are any merits to the plaintiff's action: and will vigorously defend the remaining three claims by pursuing due process under Massachusetts' law. At this time, the Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

The Company is party to other claims and litigation arising in the ordinary course of business. The Company's insurance policies cover certain claims and allegations. As such, the underwriter is vigorously assisting in the Company's defense in such matters.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2000.

                                    Part II
                                    -------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters
        -----------------------------------------------------------------

a) Market Information

The Common Stock, par value $.01 per share, of the Company is the only class of the Company's common equity securities outstanding and is traded on the OTC Bulletin Board (Symbol "AFPC"). The following table shows the range of the high and low bid information for the Company's Common Stock for each quarterly period during the Company's last two fiscal years. These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

         Quarter ended                      High Bid              Low Bid
         -------------                      --------              -------
         September 30, 1998                  $2.75                 $.75
         December 31, 1998                     .84                  .41
         March 31, 1999                        .75                  .31
         June 30, 1999                         .44                  .19
         September 30, 1999                    .45                  .25
         December 31, 1999                     .47                  .28
         March 31, 2000                        .87                  .38
         June 30, 2000                         .81                  .38

b) Holders

As of August 31, 2000, the closing bid price for the Common Stock, as reported on the OTC Bulletin Board Market, was $.33, and there were 503 stockholders of record of the Common Stock. The Company estimates based on surveys conducted by its transfer agent in connection with the Company's 2000 Annual Meeting of Stockholders, that there are approximately 2,200 beneficial holders of the Common Stock.

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

Item 6. Selected Financial Data
-------------------------------


                                        As of and for the Years Ended June 30,
                         2000            1999            1998            1997          1996
                      -----------     -----------     -----------     -----------   -----------
NET SALES             $25,366,998     $29,370,338     $33,772,707     $37,048,510   $36,528,879
                      ===========     ===========     ===========     ===========   ===========
OPERATING
INCOME (LOSS)         $  (328,552)(a) $(1,681,888)(b) $(2,799,245)(c) $ 2,129,295   $ 1,537,291
                      ===========     ===========     ===========     ===========   ===========

NET INCOME (LOSS)     $  (807,882)(a) $(2,206,942)(b) $(3,327,565)(c) $ 1,548,597   $   700,528
                      ===========     ===========     ===========     ===========   ===========

NET EARNINGS (LOSS)
PER SHARE
      BASIC           $      (.09)    $      (.24)    $      (.34)    $       .21   $       .10
      DILUTED         $      (.09)    $      (.24)    $      (.34)    $      (.16)  $       .08

TOTAL ASSETS          $11,607,905     $13,986,084     $18,660,909     $20,516,028   $20,258,093
                      ===========     ===========     ===========     ===========   ===========
LONG-TERM DEBT        $ 4,875,005     $ 5,974,216     $ 6,968,609     $ 4,412,116   $ 7,278,072
                      ===========     ===========     ===========     ===========   ===========
SHAREHOLDERS'
EQUITY                $ 4,454,939     $ 5,208,299     $ 7,793,985     $10,873,384   $ 9,316,087
                      ===========     ===========     ===========     ===========   ===========
SHAREHOLDERS'
EQUITY PER
COMMON SHARE          $       .48     $       .56     $       .80     $      1.06   $       .83
                      ===========     ===========     ===========     ===========   ===========
COMMON SHARES
OUTSTANDING,
at end of period        9,271,054       9,271,054       9,767,949       7,432,714     7,077,767
                      ===========     ===========     ===========     ===========   ===========
CASH DIVIDENDS
PER COMMON SHARE         none            none            none            none          none


(a) This amount includes charges and provisions of $400,000 due to the recognized impairment in the fair market value of the graphic arts inventory; offset by a benefit of $100,000, to reflect the restructuring and reduction in the principal amount of a Subordinated Promissary Note issued in 1997.

(b) This amount includes charges and provisions of approximately $750,000 net, related to the Company's ProDen operations, due to the recognized impairment in the value of this product line. See Note 9 to the Consolidated Financial Statements for further discussion of these Special Charges.

(c) This amount includes charges and provisions of approximately $1.3 million to reduce the original goodwill associated with the acquisition of Regam Medical Systems AB for a recognized impairment in the carrying value of this asset, approximately $1.7 million for the portion of the purchase price of ProDen Systems, Inc. related to in-process research and development expenditures, and approximately $329,000 of non-recurring costs to close down the Swedish plant and transfer all the manufacturing activities to the US.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
        -----------------------------------------------------------------------

The following should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

Capital Resources and Liquidity

The Company's working capital decreased $1,353,000 between Fiscal 2000 and Fiscal 1999. The decrease is mainly due to an approximate $1.4 million reduction in inventory and a $680,000 reduction in accounts receivable, resulting from the decline in sales this year. These funds were used to repay the short term and long term debt.

As of June 30, 2000, the Company had a senior credit facility, the ("Revolving Credit Loan") consisting of a $9.85 million revolving line of credit and a $984,986 principal amount term loan. The Revolving Credit Loan is secured by available and eligible inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of June 30, 2000, the Company is in compliance with all of its covenants and terms, with the exception of the debt service coverage ratio. Its senior lender has agreed to waive compliance with such coverage ratio for the periods ended March 31, 2000 and June 30, 2000. The Revolving Credit Loan was due to expire in July 2000. The lender temporarily extended the expiration date to November 17, 2000. On October 12, 2000, the Company successfully completed the renegotiation of the Revolving Credit Loan through October 31, 2001, with amended terms and conditions. The amended terms provide for a decrease in the maximum amount under the revolving line of credit to $4.5 million, the interest rate will be increased to 1.5% over the prime rate, and the amortization rate of the term loan will be reduced from ten years to five years. The Company is dependent upon the Revolving Credit Loan to finance its overall operations. At June 30, 2000, the Company had available $845,200 of unused credit under the Revolving Credit Loan.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon its existing credit facility to finance its ongoing operations. The Company expects its need for working capital will continue to be financed by operations and from borrowings on its credit facility. The Company is presently unaware of any other trends, demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future, except for any ongoing losses from its operations. No assurances can be given that the Company will have favorable cash flow in the near term or that the senior lender will grant further waivers to the Company if necessary.

In fiscal 1999, the Company successfully reduced and restructured both of its Subordinated Promissory Notes, which were issued in 1997, as part of two independent acquisitions. The net result of the restructuring was a combined debt reduction of $1.75 million. No additional Common Stock, warrants or options were issued in conjunction with the reduction of these Subordinated Notes Payable. The Company believes that its financial condition and results will be greatly strengthened by the reduction in its payments for debt coverage.

Capital expenditures for fiscal 2000 of approximately $138,600 consisted of a new modern exhibition booth, individual computer workstation upgrades, production tooling costs to upgrade and enhance the Company's dental product lines and other appropriate replacements in the normal course of operations. In Fiscal 1998, the Company acquired a new Business Information System including the upgrade and replacement of existing computer hardware and a new fully integrated manufacturing software package. The Company committed to a three-year lease for the hardware and software costs, which has been recorded as a capital lease. All implementation costs have been capitalized and are being amortized over three years in accordance with generally accepted accounting principles. This system was fully implemented during the third quarter of Fiscal 1998 and was designed to satisfy all Year 2000 compliance issues. The Company expects to continue to finance any future capital requirements principally from internally generated funds.

Results of Operations - Fiscal 2000 vs. Fiscal 1999
---------------------------------------------------

Sales decreased by approximately $4,003,300 or 13.6% between the two fiscal years. The Company's product lines experienced a general decrease in sales volume, with the graphic arts business the most significant, due to continually evolving printing technology methods and changing customer demands. The dental lines were adversely affected during the year by an import restriction by the FDA on the manufacturer of the Company's intraoral x-ray unit. The Company selected a new unit for distribution, which became available to customers during the fourth quarter fiscal 2000. The Company maintained its level of dental sales during Fiscal 2000 by adding products for redistribution, aggressive marketing, and repositioning certain of its products in the market place.

Gross profit as a percent of sales increased 1.84 percentage points. Material costs stayed relatively constant, and manufacturing overheads and labor were reduced as more distributor goods were sold and through management's efforts to reduce and eliminate redundancies in all operations.

Selling, general, and administrative costs decreased $921,300 or 11% between the two fiscal years. Management has continued its financial restructuring plan to eliminate all non-essential expenses.

Research and development costs decreased by approximately $729,000 or 60%. The Company closed its engineering office in Vancouver, Washington, effective
June 30, 1999, and relocated the operations to the Elmsford, New York facility. The Company has continued to focus on the refinement of its digital products in order to reduce costs and maintain market share. Additionally, the Company continues to invest in sustaining engineering and related costs for its analog products. Where applicable, the Company is acting as a master import distributor for products developed by others.

Special charges include approximately $400,000 for the reduction in the carrying value of long-lived assets, principally the graphic arts inventory, to fair market value, based upon the signed letter of intent to sell these assets. Special charges also include $100,000 to reflect the restructuring and reduction in the principal amount of a Subordinated Promissory Note issued in 1997.

Interest expense, net, decreased by approximately $184,000 or 28% between the two fiscal years. Corporate debt was reduced approximately $1.3 million since June 30, 1999. Additionally, two subordinated notes payable were reduced and restructured as of June 30, 1999, which further reduced interest expense.

The income tax provision primarily reflects nominal state and foreign capital taxes due. The Company did not recognize a tax benefit for the net loss in Fiscal 2000, as the Company does not meet the criteria described in statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" for recording such benefit.

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

The special charges, which were recorded during the fiscal third and fourth quarters, were based on revised sales forecasts, historical operating results and the progression of the Company's dispute relating to the note payment due to the prior owner as described above. The amount of the charge related to the impairment of goodwill and long-lived assets was calculated using the anticipated future discounted cash flows, of this product line.

On August 11, 1999, the Company and ACG Nystromgrupen AB ("Nystrom") of Sweden, agreed to an immediate reduction and restructuring of the Nystrom Subordinated Note Payable. The Company paid $100,000 plus accrued interest from April 17, 1999 to August 10, 1999 to Nystrom, and the principal amount of the amended Nystrom Subordinated Note Payable was reduced to $800,000 in total, to be paid over a six year period. The Nystrom Note has been reclassified as long-term in the accompanying consolidated financial statements to reflect the restructuring. The gain on the restructuring of the Note was recorded as a special charge in the accompanying Consolidated Financial Statements.

Sales decreased $4.4 million between the two fiscal years or 13%. All of the Company's product lines experienced a decline in volume. The most significant was in the graphic arts products, which have been adversely affected due to the evolving printing technology and changing customer demands. Fluctuating world markets, combined with the strong US dollar reduced the Company's export sales by approximately 27%. The dental products through the recent acquisitions and marketing/distribution agreements, showed the most growth. The Company continues to explore and develop potential distribution channels and new products through engineering efforts, aggressive marketing as well as repositioning its product pricing in the market place. Gross margin as a percent of sales showed a slight decreases of .9 percentage points. The Company has absorbed slight increases in material costs without any significant price increases in its products.

Selling, General and Administrative costs decreased $474,400 or 5.2% between the two fiscal years. Management instituted a financial restructuring plan this year to reduce and/or eliminate all non-essential expenses. As sales volume did not meet the original expectations, cost cutting and evaluation procedures were implemented to curb all departmental costs. Additionally, sales commissions were lower this year.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

AFP IMAGING CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS
AS OF JUNE 30, 2000 AND 1999
TOGETHER WITH REPORT OF
INDEPENDENT PUBLIC ACCOUNTANTS

AFP IMAGING CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants                                                      F-1

Consolidated Balance Sheets - June 30, 2000 and 1999                                          F-2

Consolidated Statements of Operations for the Years Ended June 30, 2000,
    1999 and 1998                                                                             F-3

Consolidated Statements of Shareholders' Equity and Comprehensive Loss for
    the Years Ended June 30, 2000, 1999 and 1998                                          F-4 to F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2000,
    1999 and 1998                                                                         F-6 to F-7

Notes to Consolidated Financial Statements                                                F-8 to F-18

Schedule II - Valuation and Qualifying Accounts for the Years Ended June 30,
    2000, 1999 and 1998                                                                       F-19


                         [LETTERHEAD OF ARTHUR ANDERSEN]



Report of Independent Public Accountants

To the Shareholders of
AFP Imaging Corporation:

We have audited the accompanying consolidated balance sheets of AFP Imaging Corporation (a New York Corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the three years in the period ended June 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFP Imaging Corporation and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

New York, New York
October 12, 2000

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999


                                     ASSETS                                   2000            1999
                                     ------                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                              $    433,620    $    249,053
   Accounts receivable, less allowance for doubtful accounts and sales
      returns of $163,000 and $427,000, respectively                         3,244,213       3,923,514
   Inventories                                                               4,078,073       5,494,828
   Prepaid expenses and other current assets                                   128,015          89,958
                                                                          ------------    ------------
                Total current assets                                         7,883,921       9,757,353

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Leasehold improvements                                                      312,052         294,174
   Machinery and equipment                                                   7,753,216       7,741,808
                                                                          ------------    ------------

                                                                             8,065,268       8,035,982
Less - Accumulated depreciation                                             (7,173,162)     (6,810,006)
                                                                          ------------    ------------
                                                                               892,106       1,225,976
GOODWILL, net of accumulated amortization of $1,129,709 and $792,593,
   respectively                                                              2,563,706       2,804,822

OTHER ASSETS                                                                   268,172         197,933
                                                                          ------------    ------------
                                                                          $ 11,607,905    $ 13,986,084
                                                                          ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                      $    194,556    $    427,958
   Accounts payable                                                          1,165,012         965,945
   Accrued expenses                                                            520,500         701,149
   Accrued payroll expenses                                                    397,893         708,517
                                                                          ------------    ------------
                Total current liabilities                                    2,277,961       2,803,569

LONG-TERM DEBT                                                               4,875,005       5,974,216

COMMITMENTS AND CONTINGENCIES                                                     --              --

SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value, 30,000,000 shares authorized and
      9,271,054 shares issued and outstanding at June 30, 2000 and 1999         92,710          92,710
   Paid-in capital in excess of par                                         11,545,883      11,491,001
   Accumulated deficit                                                      (7,168,713)     (6,360,831)
   Cumulative translation adjustment                                           (14,941)        (14,581)
                                                                          ------------    ------------
                Total shareholders' equity                                   4,454,939       5,208,299
                                                                          ------------    ------------
                                                                          $ 11,607,905    $ 13,986,084
                                                                          ============    ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                   2000            1999            1998
                                               ------------    ------------    ------------
NET SALES                                      $ 25,366,998    $ 29,370,338    $ 33,772,707

COST OF SALES                                    17,206,138      20,462,789      23,231,693
                                               ------------    ------------    ------------
          Gross profit                            8,160,860       8,907,549      10,541,014

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      7,712,733       8,633,976       9,108,415

RESEARCH AND DEVELOPMENT EXPENSES                   476,679       1,205,461         910,861

SPECIAL CHARGES                                     300,000         750,000       3,320,983
                                               ------------    ------------    ------------
          Operating loss                           (328,552)     (1,681,888)     (2,799,245)

INTEREST EXPENSE, net                               474,414         658,421         464,336
                                               ------------    ------------    ------------
          Loss before income taxes                 (802,966)     (2,340,309)     (3,263,581)

PROVISION (BENEFIT) FOR INCOME TAXES                  4,916        (133,367)         63,984
                                               ------------    ------------    ------------
NET LOSS                                       $   (807,882)   $ (2,206,942)   $ (3,327,565)

NET LOSS PER COMMON SHARE
   Basic                                       $       (.09)   $       (.24)   $       (.34)
   Diluted                                     $       (.09)   $       (.24)   $       (.34)



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                                   Convertible     Convertible
                                                                    Preferred       Preferred         Common
                                                  Comprehensive       Stock,          Stock,          Stock           Common
                                                      Loss           Series A        Series B        Warrants         Stock
                                                  -------------    ------------    ------------    ------------    ------------
Balance June 30, 1997                              $       --      $  2,171,071    $    854,247    $     25,314    $     74,327

   Conversion of 1,396,814 shares of preferred
      stock, Series A, to 1,430,036 shares of
      common stock                                         --        (2,171,071)           --              --            14,300

   Conversion of 711,872 shares of preferred
      stock, Series B, to 728,672 shares of
      common stock                                         --              --          (854,247)           --             7,287

   Issuance of 24,500 shares of common stock in
      connection with the conversion of stock
      options                                              --              --              --              --               245

   Issuance of 152,027 shares of common stock in
      connection with the conversion of 150,000
      common stock warrants                                --              --              --           (15,000)          1,520

   Expiration of 103,138 warrants                          --              --              --           (10,314)           --

   Foreign currency translation adjustment               (4,709)           --              --              --              --

   Net loss                                          (3,327,565)           --              --              --              --
                                                   ------------

Comprehensive loss                                 $ (3,332,274)           --              --              --              --
                                                   ============    ------------    ------------    ------------    ------------

Balance June 30, 1998                                      --              --              --              --            97,679

   Retirement of 496,895 shares of common stock
      at $.75 per share                                    --              --              --              --            (4,969)

   Foreign currency translation adjustment               (6,072)           --              --              --              --

   Net loss                                          (2,206,942)           --              --              --              --
                                                   ------------

Comprehensive loss                                 $ (2,213,014)           --              --              --              --
                                                   ============    ------------    ------------    ------------    ------------

Balance June 30, 1999                                                      --              --              --            92,710


                                                     Paid-in                         Foreign
                                                     Capital                         Currency
                                                    In Excess      Accumulated     Translation
                                                      of Par         Deficit        Adjustment        Total
                                                   ------------    ------------    ------------    ------------
Balance June 30, 1997                              $  8,578,549    $   (826,324)   $     (3,800)   $ 10,873,384

   Conversion of 1,396,814 shares of preferred
      stock, Series A, to 1,430,036 shares of
      common stock                                    2,156,771            --              --              --

   Conversion of 711,872 shares of preferred
      stock, Series B, to 728,672 shares of
      common stock                                      846,960            --              --              --

   Issuance of 24,500 shares of common stock in
      connection with the conversion of stock
      options                                            27,630            --              --            27,875

   Issuance of 152,027 shares of common stock in
      connection with the conversion of 150,000
      common stock warrants                             238,480            --              --           225,000

   Expiration of 103,138 warrants                        10,314            --              --              --

   Foreign currency translation adjustment                 --              --            (4,709)         (4,709)

   Net loss                                                --        (3,327,565)           --        (3,327,565)


Comprehensive loss                                         --              --              --              --
                                                   ------------    ------------    ------------    ------------

Balance June 30, 1998                                11,858,704      (4,153,889)         (8,509)      7,793,985

   Retirement of 496,895 shares of common stock
      at $.75 per share                                (367,703)           --              --          (372,672)

   Foreign currency translation adjustment                 --              --            (6,072)         (6,072)

   Net loss                                                --        (2,206,942)           --        (2,206,942)


Comprehensive loss                                         --              --              --              --
                                                   ------------    ------------    ------------    ------------

Balance June 30, 1999                                11,491,001      (6,360,831)        (14,581)      5,208,299


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued) FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                                   Convertible     Convertible
                                                                    Preferred       Preferred         Common
                                                  Comprehensive       Stock,          Stock,          Stock           Common
                                                      Loss           Series A        Series B        Warrants         Stock
                                                  -------------    ------------    ------------    ------------    ------------

   Issuance of 580,000 employee stock
      options at $.31 per share                            --              --              --              --              --

   Foreign currency translation adjustment                 (360)           --              --              --              --

   Net loss                                            (807,882)           --              --              --              --
                                                  -------------

Comprehensive loss                                $    (808,242)           --              --              --              --
                                                  =============    ------------    ------------    ------------    ------------

Balance June 30, 2000                                              $       --      $       --      $       --      $     92,710
                                                                   ============    ============    ============    ============


                                                     Paid-in                         Foreign
                                                     Capital                         Currency
                                                    In Excess      Accumulated     Translation
                                                      of Par         Deficit        Adjustment        Total
                                                   ------------    ------------    ------------    ------------

   Issuance of 580,000 employee stock
      options at $.31 per share                          54,882            --              --            54,882

   Foreign currency translation adjustment                 --              --              (360)           (360)

   Net loss                                                --          (807,882)           --          (807,882)


Comprehensive loss                                         --              --              --              --
                                                   ------------    ------------    ------------    ------------

Balance June 30, 2000                              $ 11,545,883    $ (7,168,713)   $    (14,941)   $  4,454,939
                                                   ============    ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                                          2000           1999           1998
                                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $  (807,882)   $(2,206,942)   $(3,327,565)
   Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities-
       Non-cash charges                                                   354,882        750,000      2,991,983
       Accretion of imputed interest on note payable                         --          154,927         82,451
       Gain on sale of equipment                                             --          (60,037)          --
       Depreciation and amortization                                      713,612        707,635        869,304
       Provision for losses on accounts receivable                         87,049        260,506        215,797
       Change in assets and liabilities:
         Decrease in accounts receivable                                  592,252        491,573        911,241
         Decrease (increase) in inventories                             1,016,755        664,573       (330,018)
         (Increase) decrease in prepaid expenses and other                (38,057)       204,031         52,543
         (Increase) decrease in other assets                              (70,239)       183,157       (357,637)
         Increase (decrease) in accounts payable                          199,067       (300,182)      (807,001)
         Decrease in accrued expenses                                    (180,649)      (718,866)      (906,152)
         (Decrease) increase in accrued payroll expenses                 (310,624)       192,178        (52,806)
                                                                      -----------    -----------    -----------

                Total adjustments                                       2,364,048      2,529,495      2,669,705
                                                                      -----------    -----------    -----------

                Net cash provided by (used in) operating activities     1,556,166        322,553       (657,860)
                                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in ProDen Systems, Inc.                                        --             --       (1,030,100)
   Proceeds from collection of notes receivable                              --             --          310,000
   Capital expenditures                                                  (138,626)      (169,357)      (479,971)
                                                                      -----------    -----------    -----------

                Net cash used in investing activities                    (138,626)      (169,357)    (1,200,071)
                                                                      -----------    -----------    -----------



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                                          2000           1999           1998
                                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing of debt                                                         --           77,284      1,240,911
   Repayments of debt                                                  (1,232,613)      (197,675)      (894,441)
   Exercise of common stock options                                          --             --           27,875
   Exercise of common stock warrants                                         --             --          225,000
   Retirement of common stock                                                --         (372,672)          --
                                                                      -----------    -----------    -----------

                Net cash (used in) provided by financing activities    (1,232,613)      (493,063)       599,345

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                           (360)        (6,072)        (4,709)
                                                                      -----------    -----------    -----------

                Net increase (decrease) in cash and cash
                   equivalents                                            184,567       (345,939)    (1,263,295)

CASH AND CASH EQUIVALENTS, at beginning of year                           249,053        594,992      1,858,287
                                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, at end of year                             $   433,620    $   249,053    $   594,992
                                                                      ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the year for-
     Interest                                                         $   489,218    $   659,935    $   465,466
     Income taxes                                                     $    28,469    $     3,467    $   161,585


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

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


1.       ACCOUNTING POLICIES
         -------------------

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include deposits with original maturities of three months or less.

Inventories
-----------

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). At June 30, 2000 and 1999, inventories consist of the following:

                                                    2000         1999
                                                 ----------   ----------
         Raw materials and sub-component parts   $3,367,576   $4,109,073
         Work-in-process and finished goods         710,497    1,385,755
                                                 ----------   ----------
                                                 $4,078,073   $5,494,828
                                                 ==========   ==========

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


Depreciation
------------

Machinery and equipment are depreciated using straight-line and accelerated methods over estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of 15 years or their estimated useful lives.

Research and Development Costs
------------------------------

Research and development costs are charged to expense as incurred. These costs have been incurred in connection with the design and development of the Company's products.

Goodwill
--------

Goodwill is amortized on a straight-line basis, over a 15 year period.

The Company periodically reviews the carrying value of its goodwill and other long-lived assets to determine whether an impairment may exist. The Company considers relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of the asset can be recovered. During both fiscal 1999 and 1998, the Company determined that the value of certain of its goodwill was impaired (See Note 9). As of June 30, 2000, the Company believes that no impairment of any other long-lived assets exist.

Basic and Diluted Loss Per Common Share
---------------------------------------

The computation of net earnings per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable. Basic and diluted earnings per common share for the fiscal years ended 2000, 1999 and 1998 are presented below:


                                                           2000           1999           1998
                                                       -----------    -----------    -----------
         Net Loss Available for Common Shareholders    $  (807,882)   $(2,206,942)   $(3,327,565)

         Weighted Average Common Stock Outstanding       9,271,054      9,271,054      9,767,949
                                                       -----------    -----------    -----------

         Basic Loss Per Share                          $      (.09)   $      (.24)   $      (.34)
                                                       ===========    ===========    ===========

         Net Loss Available for Common Shareholders    $  (807,882)   $(2,206,942)   $(3,327,565)

         Weighted Average Common Stock Outstanding       9,271,054      9,271,054      9,767,949
                                                       -----------    -----------    -----------

         Diluted Loss Per Share                        $      (.09)   $      (.24)   $      (.34)
                                                       ===========    ===========    ===========


AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


The diluted earnings per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants, options and the conversion of convertible subordinated debentures and convertible preferred stock in periods in which such conversion would cause dilution. The diluted weighted average number of shares outstanding does not include the potential exercise of 1,675,500 and 1,147,620 stock options in fiscal 2000 and 1999, as such amounts are antidilutive when there is a loss. In fiscal 1998, the diluted weighted average number of shares outstanding does not include the conversion of 103,138 warrants as the exercise price of these warrants was greater than the average price of the Company's common stock during the year.

Adoption of New Financial Standards
-----------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No.133. This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative financial instruments. The Company will adopt these standards effective July 1, 2000 and currently believes the effects of adoption will not have a material impact on the Company's financial position.

2.       DEBT
         ----

As of June 30, 2000, the Company had a senior credit facility consisting of a $9.85 million revolver and term loan facility (the "Facility") with its senior lender (the "Senior Lender"). This Facility requires that certain financial ratios and net worth amounts be maintained. The Company is currently in compliance with all of its covenants and terms, with the exception of the debt service coverage ratio. The Senior Lender has waived compliance with such coverage ratio for the period ended June 30, 2000. This Facility was due to expire on July 13, 2000. The Senior Lender temporarily extended the expiration date to November 17, 2000. On October 12, 2000, the Company renewed this facility through October 31, 2001 with amended terms and conditions. The Facility was decreased to $4.5 million, the interest rate was increased to 1.5% over the prime rate and the amortization of the outstanding term loan was reduced from ten years to five years. As part of the renewal, the Senior Lender waived the Company's non-compliance with the debt service coverage ratio as of March 31, 2000 and June 30, 2000. The Company is dependent upon its existing credit facilities to finance its overall operations. At June 30, 2000, the Company currently had available $845,200 of unused lines of credit for short-term financing needs plus cash and cash equivalents of $433,620. This new Facility is sufficient to finance ongoing working capital requirements assuming that the Company's losses from operations do not continue for a material period of time and is secured by available and eligible inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


As of June 30, 2000 and 1999, debt consisted of the following:

                                                   2000         1999
                                                ----------   ----------
         Revolver                               $2,392,127   $3,196,782
         Term Loan(a)                              972,812    1,117,812
         Nystrom Subordinated Note Payable(b)      800,000    1,000,000
         ProDen Subordinated Note Payable(c)       850,000    1,000,000
         Capital Leases and Other                   54,622       87,580
                                                ----------   ----------

                                                 5,069,561    6,402,174

         Less - Current Portion                    194,556      427,958
                                                ----------   ----------

                                                $4,875,005   $5,974,216
                                                ==========   ==========

(a) The term loan will be paid in monthly payments of $16,213, representing the principal, for the period through and including June 2001, with the residual balance of $778,256 due on October 31, 2001.

(b) This note payable consists of a $800,000 promissory note to ACG Nystromgruppen AB ("Nystrom"), the former parent of Regam Medical Systems International AB. Under the terms of this note, as amended (see
         Note 9) interest only will be paid quarterly for the first three years, followed by thirty-six equal monthly installments of $22,222.22 plus interest, paid quarterly, on the unpaid balance. The Nystrom promissory note bears interest at a rate of LIBOR plus 2% (8.82% at June 30, 2000).

(c) This note represents a promissory note payable to the former owner of ProDen Systems, Inc. ("ProDen"), in connection with the Company's acquisition of ProDen in December 1997. Under the terms of this note, as amended (see Note 9), $150,000 was due and paid on August 10, 1999, and the residual balance of $850,000 will be paid in 36 equal installments beginning in January 2002. The note bears interest at a fixed rate of 7.75%.

The fair market value of all of the Company's debt approximates its carrying value.

Maturities of debt by fiscal year ended June 30 are as follows:

        2001                                                  $   194,556
        2002                                                    3,366,072
        2003                                                      327,777
        2004                                                      550,000
        2005 and thereafter                                       630,556

3.       COMMON STOCK OPTIONS AND STOCK PURCHASE PLAN
         --------------------------------------------

The Company has three employee incentive stock option plans, under which approximately 2,000,000 shares of Common Stock are authorized and available for issuance. Under the terms of the plans, options to

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company. Transactions under the plan for 2000, 1999 and 1998 are as follows:


                                                      Weighted                      Weighted                      Weighted
                                                      Average                       Average                       Average
                                           2000        Price             1999        Price            1998         Price
                                        ----------    --------        ----------    --------        ---------     --------
Options outstanding, beginning of
    fiscal year                          1,147,620     $  0.82           974,120    $  1.10           822,620     $  0.82
Granted                                    673,000        0.34           426,000       0.82           187,000        2.29
Exercised                                     --          --                --         --             (24,500)       1.14
Cancelled                                 (145,120)       0.66          (252,500)      1.91           (11,000)       0.64
                                        ----------     -------        ----------    -------         ---------     -------
Options outstanding, end of fiscal
    year                                 1,675,500     $  0.64         1,147,620    $  0.82           974,120     $  1.10
                                        ==========     =======        ==========    =======         =========     =======

Options exercisable at June 30           1,675,500                     1,147,620                      974,120
                                        ----------                    ----------                    ---------

Weighted average fair value of
    options granted during years
    ended June 30                       $     0.24                    $     0.62                    $    1.02
                                        ==========                    ==========                    =========


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for grants in fiscal 2000, 1999 and 1998: dividend yield of 0%; expected volatility ranging from 84% to 145%; expected life of five years and risk-free interest rate ranging from 4.38% to 6.78%.

At June 30, 2000, outstanding options had exercise prices ranging from $.25 to $2.36 with a weighted - average remaining contractual life of 6 years.

The Company accounts for these plans pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                             2000           1999             1998
                                                          ---------      -----------      -----------
         Net loss                        As reported      $(807,882)     $(2,206,942)     $(3,327,565)
                                         Pro forma         (968,268)      (2,471,869)      (3,518,588)

         Basic earning per share         As reported         (.09)           (.24)            (.34)
                                         Pro forma           (.10)           (.27)            (.36)

         Diluted earnings per share      As reported         (.09)           (.24)            (.34)
                                         Pro forma           (.10)           (.27)            (.36)


The Company has a restricted stock purchase plan under which 400,000 shares have been reserved for issuance. There has been no activity under this plan during fiscal 2000, 1999 and 1998.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


4.       INCOME TAXES
         ------------

The loss before provision for income taxes is comprised of the following:


                                                         2000           1999           1998
                                                     -----------    -----------    -----------
         United States                               $  (656,292)   $(1,938,702)   $(3,075,481)
         Foreign                                        (151,590)      (268,240)      (188,100)
                                                      -----------    -----------    -----------
             Total                                   $  (807,882)   $(2,206,942)   $(3,263,581)
                                                     ===========    ===========    ===========


The provision (benefit) for income taxes is comprised of the following:


                                                         2000           1999           1998
                                                     -----------    -----------    -----------
         Current:
          State                                      $     4,916    $  (133,367)   $    53,984
          Foreign                                           --             --           10,000
                                                     -----------    -----------    -----------
                                                     $     4,916    $  (133,367)   $    63,984
                                                     ===========    ===========    ===========


The difference between the (benefit) provision for income taxes at the effective federal statutory rates and the amounts provided in the financial statements is summarized as follows:


                                                         2000           1999           1998
                                                     -----------    -----------    -----------
         Tax benefit at Federal statutory rates      $  (274,680)   $  (750,360)   $(1,109,618)

         Increase (decrease) in tax provision
           (benefit) resulting from:

         State income tax provision (benefit), net
           of federal benefit                              4,916        (33,367)        53,984
         Foreign tax provision                              --             --           10,000
         Foreign losses not benefited                     60,636        107,296         75,240
         Amortization in excess of tax basis               3,206          3,206         96,000
         U.S. losses not benefited                       199,296        628,779        921,113
         Resolution of previous contingencies               --         (100,000)          --
         Other                                            11,542         11,079         17,265
                                                     -----------    -----------    -----------

         Provision (benefit) for income taxes        $     4,916    $  (133,367)   $    63,984
                                                     ===========    ===========    ===========


AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


         The items which comprise the deferred tax balance are as follows:


                                                                              2000           1999
                                                                          -----------    -----------
              Depreciation and amortization                               $ 1,349,692    $ 1,500,075
              Accrued liabilities and reserves not currently deductible       335,329        463,233
              Inventory                                                       207,971        211,150
              Net operating loss carryforwards                              2,459,552        810,169
                                                                          -----------    -----------

                                                                            4,352,544      2,984,627

              Deferred tax asset valuation reserve                         (4,352,544)    (2,984,627)
                                                                          -----------    -----------

              Tax asset recognized on balance sheets                      $      --      $      --
                                                                          ===========    ===========


Net operating loss carryforwards will expire beginning in 2009. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year.

5.       PROFIT SHARING PLAN
         -------------------

The Company maintains a profit sharing plan and trust pursuant to which participants receive certain benefits upon retirement, death, disability and, to a limited extent, upon termination of employment for other reasons. Allocation among participants' interests, including officers and directors who are employees, is in accordance with Internal Revenue Service regulations.

The aggregate amount contributed to the plan by the Company each fiscal year is determined by the Board of Directors following a review of the profits of such fiscal year. The plan requires no minimum contribution by the Company. The Company has not made any contributions related to profit sharing for the years ended June 30, 2000, 1999 and 1998.

6.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Company and its subsidiaries are defendants (together with other third parties) in a legal claim alleging that the Company violated bulk sales laws upon the acquisition of Visiplex Instruments Ltd. ("Visiplex") in July 1995. The Company and its attorneys believe that this claim is without merit and continues to vigorously defend the litigation. While substantial monetary damages have been alleged in the lawsuit, the Company believes the actual outcome of this matter would not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the Company has filed a cross claim against the former owners of Visiplex under an indemnification clause contained in the asset purchase agreement between the two parties.

The Company is also a party to claims and litigation arising in the ordinary course of business. The Company intends to vigorously defend all such claims and does not expect the outcome of these matters individually or in the aggregate to have a material adverse effect on the Company's financial position or results of operations. The Company's insurance policies cover certain claims and allegations and the underwriter is vigorously assisting in the Company's defense.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


The Company has leases for office and manufacturing facilities for periods expiring through fiscal year 2008. Approximate minimum annual rental payments under these leases as of the fiscal year ended June 30 are as follows:

         2001                                             $   492,000
         2002                                                 477,000
         2003                                                 477,000
         2004                                                 501,000
         2005 and thereafter                                2,363,000

Rent expense was approximately $582,000, $708,000 and $733,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

7.       SEGMENT INFORMATION
         -------------------

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

The segment information for the years 2000, 1999 and 1998 is shown below. Segment information related to operating loss include costs directly attributable to each segment's operations.


                                                                         Depreciation                       Net
                                            Operating                         &           Capital         Interest
                             Net Sales         Loss          Assets      Amortization   Expenditures      Expense
                            -----------    -----------     -----------   ------------   ------------    -----------
          2000
            Medical/Dental  $21,976,524    $   158,783     $10,592,512    $   707,439    $   138,626    $   354,414
            Graphic Arts      3,390,474       (487,335)      1,015,393          6,173           --          120,000
                            -----------    -----------     -----------    -----------    -----------    -----------
            Consolidated    $25,366,998    $  (328,552)    $11,607,905    $   713,612    $   138,626    $   474,414
                            ===========    ===========     ===========    ===========    ===========    ===========

          1999
            Medical/Dental  $24,767,670    $(1,526,766)    $12,282,372    $   699,469    $   166,117    $   525,724
            Graphic Arts      4,602,668       (155,122)      1,703,712          8,166          3,240        132,897
                            -----------    -----------     -----------    -----------    -----------    -----------
           Consolidated     $29,370,338    $(1,681,888)    $13,986,084    $   707,635    $   169,357    $   658,421
                            ===========    ===========     ===========    ===========    ===========    ===========

          1998
            Medical/Dental  $27,074,131    $(3,216,829)    $16,515,971    $   845,976    $   479,971    $   368,865
            Graphic Arts      6,698,576        417,584       2,144,938         23,328           --           95,471
                            -----------    -----------     -----------    -----------    -----------    -----------
           Consolidated     $33,772,707    $(2,799,245)    $18,660,909    $   869,304    $   479,971    $   464,336
                            ===========    ===========     ===========    ===========    ===========    ===========


AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


Geographic financial information for the years ended June 30, 2000, 1999 and 1998 are as follows:


                                         2000             1999             1998
                                     ------------     ------------     ------------
         Sales
         -----
            United States            $ 18,586,087     $ 20,736,264     $ 22,106,153
            Europe                           --               --          1,167,200
            Domestic export sales       6,780,911        8,634,074       10,499,354
                                     ------------     ------------     ------------
                         Total       $ 25,366,998     $ 29,370,338     $ 33,772,707
                                     ============     ============     ============

         Net Loss
         --------
            United States            $   (656,282)    $ (1,938,742)    $ (3,139,565)
            Europe                       (151,600)        (268,200)        (188,000)
                                     ------------     ------------     ------------
                         Total       $   (807,882)    $ (2,206,942)    $ (3,327,565)
                                     ============     ============     ============

         Identifiable Assets
         -------------------
            United States            $ 11,589,425     $ 13,926,364     $ 18,521,609
            Europe                         18,480           59,720          139,300
                                     ------------     ------------     ------------
                         Total       $ 11,607,905     $ 13,986,084     $ 18,660,909
                                     ============     ============     ============


There were no sales to any one customer in excess of 10% of net sales in fiscal 2000, 1999 and 1998.

8.       ACQUISITIONS
         ------------

On December 24, 1997, the Company acquired, through its wholly owned subsidiary, Dent-X International, Inc., selected assets and liabilities of ProDen Systems, Inc. ("ProDen"), a Vancouver, Washington manufacturer of intraoral dental camera systems for approximately $3.5 million in cash and notes. As discussed further in Note 9, the purchase price was subsequently reduced by approximately $1.4 million.

The acquisition was accounted for under the purchase method. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The Company also allocated a portion of the purchase price to in-process research and development expenditures, which reduced fiscal 1998 operating income by $1.7 million. Such allocation was recorded based on a third party appraisal of the value of the in-process research and development projects acquired as of the acquisition date. The balance of the purchase price was recorded as the excess of cost over net assets acquired ("goodwill"). As discussed in Note 9, no goodwill resulting from this acquisition remains as of June 30, 1999 due to the purchase price adjustment discussed above and the write-off of $1.3 million of goodwill which became impaired during 1999.

9.       SPECIAL CHARGES
         ---------------

Special charges in fiscal 2000 included a provision of $400,000 to reduce the carrying value of certain graphic arts inventory to fair market value, based upon the signed letter of intent to sell these assets and exit this product line. Special charges also includes a benefit of $100,000 to reflect the restructuring and reduction of a Subordinated Promissory Note issued in 1997 as part of the financing of an acquisition.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


On August 11, 1999, the Company and ACG Nystromgruppen AB ("Nystrom") of Sweden, agreed to an immediate reduction and restructuring of the Nystrom Subordinated Note Payable. The Company paid $100,000 to Nystrom plus accrued interest from April 17, 1999 to August 10, 1999, and the principal amount of the amended Nystrom Subordinated Note Payable was reduced by $100,000 (See Note 2) to $800,000 in total, to be paid over a six year period. A royalty payment, contingent on sales, as per the original Stock Purchase Agreement was due Nystrom and paid on April 17, 2000. There are no other contingent payments or further amendments to the Stock Purchase Agreement.

On January 4, 1999, $500,000 became due under the Company's $2.5 million promissory note issued to the former owner of ProDen. The Company did not make payment on that note as the Company believed that the former owner breached the terms of the Asset Purchase Agreement dated December 24, 1997 related to the acquisition of ProDen. During fiscal 1999, the Company and the former owner reached a commercial settlement whereby the $2.5 million note would be extinguished and replaced with an $850,000 note and a payment of $150,000, the terms of which are discussed in Note 2. At the time the settlement was reached, the carrying value of the $2.5 million note was approximately $2.3 million, net of unamortized discount. The resulting $1.3 million reduction in the carrying value of the debt was recorded as a component of the special charges in 1999.

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

These special charges, which were recorded during the fiscal third and fourth quarters of fiscal 1999, were based on revised sales forecasts, historical operating results and the progression of the Company's dispute in regard to the note payment due to the prior owner as described below. The amount of the charge related to the impairment of goodwill and long-lived assets was calculated using the anticipated future discounted cash flows, as a proxy for fair value, of this product line.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


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

AFP IMAGING CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                   Balance at    Charged to    Charged to
                                   Beginning      Costs and       Other                        Balance at
            Description            of Period      Expenses      Accounts         Deductions  End of Period
            -----------            ---------      --------      --------         ----------  -------------
June 30, 2000
-------------

Allowance for doubtful accounts
   and sales returns               $  427,000    $   87,049    $     --         $ (351,049)    $  163,000

Accumulated depreciation            6,810,006       363,156          --               --        7,173,162

Accumulated amortization              792,593       337,116          --               --        1,129,709

Deferred tax asset valuation
   reserve                          2,984,627          --       1,367,917(1)          --        4,352,544

June 30, 1999
-------------

Allowance for doubtful accounts
   and sales returns               $  422,203    $  260,805    $     --         $ (256,008)    $  427,000

Accumulated depreciation            6,474,878       335,128          --               --        6,810,006

Accumulated amortization              698,642       332,316          --           (238,365)       792,593

Deferred tax asset valuation
   reserve                          2,361,978          --         622,649(1)          --        2,984,627

June 30, 1998
-------------

Allowance for doubtful accounts
   and sales returns               $  277,926    $  234,571    $     --         $  (90,294)    $  422,203

Accumulated depreciation            6,113,123       361,755          --               --        6,474,878

Accumulated amortization              681,363       475,546          --           (458,267)       698,642

Deferred tax asset valuation
   reserve                          1,283,778          --       1,078,200(1)          --        2,361,978



(1)      Represents corresponding increase in the related deferred tax asset.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure
------------------------------------------------------------------------------

During the three years ended June 30, 2000, there were no disagreements with the Company's independent accountants on any matters or accounting principles or practices or financial statement disclosure.

                                    Part III
                                    --------

Items 10, 11,12, and 13 are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders, tentatively scheduled for December 15, 2000.

                                    Part IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

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

                  2.       (a)  --  Asset Purchase Agreement between Xenon
                                    Industries Inc., and Visiplex Instruments,
                                    Ltd., dated June 30, 1995.(6)

                           (b)  --  Stock Purchase Agreement between ACG
                                    Nystromgruppen AB and AFP Imaging
                                    Corporation, dated April 17, 1997(12)

                           (c)  --  Asset Purchase Agreement between AFP Imaging
                                    and ProDen Systems, Inc., dated December 24,
                                    1997.(13)

                           (d)  --  Promissory Note between ProDen Systems, Inc.
                                    and AFP Imaging Corporation, dated August
                                    10, 1999.(17)

                           (e)  --  Amended Promissory Note between ACG
                                    Nystromgruppen AB and AFP Imaging
                                    Corporation, dated August 11, 1999.(17)

                  3.       (a)  --  Certificate of Incorporation of Registrant
                                    as amended.(2)

                           (b)  --  Restated Certificate of Incorporation of
                                    Registrant.(4)

                           (c)  --  Certificate of Amendment to Certificate of
                                    Incorporation of Registrant.(8)

                           (d)  --  Certificate of Amendment of the Certificate
                                    of Incorporation of the Company filed with the Secretary of the State of New York on October 12, 1995.(10)

                           (e)  --  By-Laws of Registrant.(2)

                           (f)  --  Excerpt from minutes of Board of Directors
                                    meeting of August 12, 1982, Amending the
                                    By-Laws of Registrant.(5)

                  4.       (a)  --  Specimen of Common Stock Certificates.(2)

                           (b)  --  Form of Common Stock Purchase Warrant.(2)

                           (c)  --  1980 Restricted Stock Purchase Plan of the
                                    Registrant.(2)

                           (d)  --  Form of Restricted Stock Purchase
                                    Agreement.(2)

                           (e)  --  Specimen of Preferred Stock, Series A
                                    Certificate.(5)

                           (f)  --  Restated Certificate of Incorporation.(4)

                           (g)  --  Subscription Agreement, dated October 11,
                                    1995 of New Ballantrae Partners, L.P.(10)

                           (h)  --  Registration Rights Agreement, dated as of
                                    October 12, 1995 by and between AFP Imaging
                                    Corporation and New Ballantrae Partners,
                                    L.P.(10)

                           (i)  --  Shareholders Agreement, dated as of
                                    October 12, 1995 by and among New Ballantrae
                                    Partners, L.P., Donald Rabinovitch and David
                                    Vozick.(10)

                           (j)  --  Registration Statement dated December 31,
                                    1997 to register the Common Stock issuable upon exercise of options granted under the Employee Stock Option Plans.(15)

                           (k)  --  Settlement and Standstill Agreement dated
                                    October 13, 1998, by and among AFP Imaging,
                                    David Vozick, Donald Rabinovitch, and Robert
                                    Rosen(16)

                  10.      (a)  --  Health and Medical Reimbursement Plan.(2)

                           (b)  --  Lease Agreement dated September 1, 1985, for
                                    premises at 250 Clearbrook Road, Elmsford,
                                    NY.(7)

                           (c)  --  Greyhound Financial Capital Corporation Loan
                                    and Security Agreement(8)

                           (d)  --  Finova Capital Corporation (formerly
                                    Greyhound Financial Capital Corporation)
                                    Amendment No. 3 to Loan and Security
                                    Agreement and Replacement Secured Promissory
                                    Note.(14)

                           (e)  --  Profit Sharing Plan of the Registrant, as
                                    supplemented.(2)

                           (f)  --  Registrant's 1992 Stock Option Plan.(9)

                           (g)  --  Registrant's 1995 Stock Option Plan.(11)

                           (h)  --  Registrants' 1999 Incentive Stock Option
                                    Plan.(17)

                           (i)  --  Mediation Resolution Agreement dated
                                    August 10, 1999.(17)

                           (j)  --  Finova Capital Corporation Amendment No. 4
                                    to Loan and Security Agreement.(17)

                           (k)  --  Finova Capital Corporation Amendment No. 7
                                    to Loan and Security Agreement and
                                    Replacement Secured Promissory Note.

                  11.      --   Statement re computation per share earnings.(3)

                  21.      --   Subsidiaries of the Registrant (Exhibit 21).

                  23.      --   Consent of Arthur Andersen (Exhibit 23)

                  27.      --   Financial Data Schedule

b)       Reports on Form 8-K:

         No Reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

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

(15) Incorporated by reference from the Exhibits filed with the Registrant's Registration Statement on Form S-8, dated December 31, 1997.

(16) Incorporated by reference from the Exhibits filed with the Registrants Report on Form 8-K, dated October 28, 1998.

(17) Incorporated by reference from the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

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

Date:  October 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Donald Rabinovitch
    -------------------------------------
    Donald Rabinovitch, President
              & Director
    (Principal Executive Officer)
Date:  October 13, 2000


By: /s/ David Vozick
    -------------------------------------
    David Vozick, Chairman of the Board
          Secretary and Treasurer
Date:  October 13, 2000

By: /s/ Robert Blatt
    -------------------------------------
    Robert Blatt, Director
Date:  October 13, 2000


By: /s/ Jack Becker
    -------------------------------------
    Jack Becker, Director
Date:  October 13, 2000


By: /s/ Elise Nissen
    -------------------------------------
       Elise Nissen, Chief Financial Officer
    (Principal Financial and Accounting Officer)
Date:  October 13, 2000