Form 10-Q
period 2000-09-30
AFP IMAGING CORP
filed 2000-11-20
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2000
                           ------------------

Commission File Number 0-10832
                       -------

                             AFP Imaging Corporation
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New York                                        13-2956272
-------------------------                                 ----------
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                        Identification No.)


250 Clearbrook Road, Elmsford, New York                   10523
-----------------------------------------               ---------
 (Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code:  (914) 592-6100
                                                     --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X    No
                                             ---

The registrant had 9,271,054 shares of Common Stock outstanding as of November 1, 2000.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may", "will", "project", "expect", "believe", "estimate", "anticipate", "intend", "continue", "potential", "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to, adverse changes in general economic conditions, the ability of the Company to continue to obtain bank and other financing on terms similar to terms currently available to the Company, the Company's ability to repay its loans when due, changes in the markets for the Company's products and services, the ability of the Company to successfully design, develop, manufacture and sell new products, the Company's ability to successfully market its existing and new products, adverse business conditions, increased competition, pricing pressures, risk associated with foreign operations, the ability to attract and retain key personnel, difficulties in obtaining adequate long-term financing to meet the Company's obligations, changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or its customers, changes in currency exchange rates and regulations, and other factors set forth in this Quarterly Report on Form 10-Q.

                          PART I. Financial Information

The consolidated financial statements included herein have been prepared by AFP Imaging Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of AFP Imaging Corporation as of September 30, 2000 and June 30, 2000, and the results of its operations for the three month periods ended September 30, 2000 and 1999, and its cash flows for the three months periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
       Consolidated Balance Sheets - September 30, 2000 and June 30, 2000

                                                 September 30,       June 30,
 Assets                                               2000              2000
 ------                                          -------------       ---------
                                                                     (Audited)
Current Assets:
  Cash and cash equivalents                       $    145,247     $    433,620
  Accounts receivable, less allowance
    for doubtful accounts of $130,600
      and $163,000, respectively                     3,361,415        3,244,213
  Inventories                                        3,855,980        4,078,073
  Prepaid expenses and other                           114,245          128,015
                                                  ------------     ------------

    Total current assets                            7,476,887        7,883,921
                                                  ------------     ------------

Property and Equipment, (at cost)                    8,103,295        8,065,268

Less accumulated depreciation                       (7,302,442)      (7,173,162)
                                                  ------------     ------------
                                                       800,853          892,106

Intangible Assets,
    net of accumulated amortization                  2,493,307       2,563,706

Other Assets                                            51,449         268,172
                                                  ------------     ------------

                                                  $ 10,822,496     $ 11,607,905
                                                  ============     ============









                                               September 30,        June 30,
Liabilities and Stockholders' Equity               2000              2000
------------------------------------           -------------      ----------
                                                                   (Audited)
Current Liabilities:
   Current portion of long-term debt            $   204,926      $    194,556
   Accounts payable                                 920,434         1,165,012
   Accrued expenses                                 824,389           918,393
                                                 ------------      ------------
      Total current liabilities                   1,949,749         2,277,961
                                                 ------------      ------------

Long Term Debt                                    4,276,352         4,875,005
                                                 ------------      ------------

Stockholders' Equity
  Common Stock, $.01 par value, 30,000,000
    shares authorized, 9,271,054
    shares issued and outstanding
    at September 30, 2000 and
    June 30, 2000, respectively                      92,710            92,710
Paid-in capital in excess of par                 11,545,883        11,545,883
Accumulated deficit                              (7,028,080)       (7,168,713)
Accumulated other comprehensive loss                (14,118)          (14,941)
                                               ------------      ------------
    Total stockholders' equity                    4,596,395         4,454,939
                                               ------------      ------------

                                               $ 10,822,496      $ 11,607,905
                                               ============      ============

     The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations

                                                    Three Months Ended
                                                       September 30,
                                                   2000              1999
                                                   ----              ----

Net Sales                                       $7,077,984        $6,400,193

Cost of Sales                                    4,898,636         4,116,836
                                                ----------        ----------

     Gross Profit                                2,179,348         2,283,357

Selling, general and
  administrative expenses                        1,798,249         2,031,092
Research and development                           101,010           137,220
                                                ----------        ----------

                                                 1,899,259         2,168,312
                                                ----------        ----------

     Operating Income                              280,089           115,045
                                                ----------        ----------

Interest, net                                      126,026           116,210
                                                ----------        ----------

Income (loss) before provision for taxes           154,063           (1,165)

Provision (Benefit) for income taxes                13,430           (3,160)
                                                ----------        ----------

Net Income                                        $140,633            $1,995
                                                ==========        ==========

NET INCOME PER SHARE
     Basic                                            $.02             $ ---
                                                                       =====
     Diluted                                          $.01             $ ---
                                                                       =====

Weighted average outstanding
        Common stock

     Basic                                       9,271,054         9,271,054
                                                ==========        ==========
     Diluted                                     9,450,095         9,275,346
                                                ==========        ==========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                                    Accumulated
                                                                        Paid-in                           Other
                                     Comprehensive     Common        Capital In    Accumulated    Comprehensive
                                           Income       Stock     Excess of Par        Deficit     Income (Loss)         Total
                                           ------      -----      -------------     -----------     -------------        -----


Balance June 30, 1999                   $    --     $    92,710     $11,491,001   $(6,360,831)      $  (14,581)    $5,208,299

     Foreign currency translation
       adjustment                          3,265             --              --            --            3,265          3,265

     Net income for three months
       ended September 30, 1999            1,995             --              --         1,995               --          1,995

Comprehensive Income                    $  5,260             --              --            --               --             --
                                        ========    -----------     -----------   -----------       ----------     ----------
Balance September 30, 1999                          $    92,710     $11,491,001   $(6,358,836)      $  (11,316)    $5,213,559
                                                    ===========     ===========   ===========       ==========     ==========



Balance June 30, 2000                   $     --    $    92,710     $11,545,883   $(7,168,713)      $  (14,941)    $4,454,939

     Foreign currency translation
       Adjustment                            823             --             --            --               823            823

     Net income for three months
       ended September 30, 2000          140,633             --             --        140,633               --        140,633

Comprehensive Income                    $141,456             --             --             --               --             --
                                        ========    -----------     -----------   -----------       ----------     ----------
Balance September 30, 2000                          $    92,710     $11,545,883   $(7,028,080)      $  (14,118)    $4,596,395
                                                    ===========     ===========   ===========       ==========     ==========


 The accompanying notes to conslidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2000 and 1999

                                                                                           2000                       1999
                                                                                           ----                       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                          $140,633                     1,995
     Adjustments to reconcile net income to net cash provided
       by operating activities-
         Depreciation and amortization                                                    201,859                   182,779
         Change in assets and liabilities:
           (Increase) decrease in accounts receivable                                    (117,202)                  638,968
           Decrease in inventories                                                        222,093                   324,084
           Decrease (increase) in prepaid expenses and other assets                       230,593                  (211,178)
           (Decrease) increase in accounts payable                                       (244,578)                   71,191
           Decrease in accrued expenses                                                   (94,004)                 (518,755)
                                                                                         --------                 ---------

         Total adjustments                                                                198,761                   487,089
                                                                                         --------                 ---------
         Net cash provided by operating activities                                        339,394                   489,084
                                                                                         --------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                             (40,307)                  (11,667)
                                                                                         --------                 ---------
         Net cash used by investing activities                                            (40,307)                  (11,667)
                                                                                         --------                 ---------

CASH FLOW FROM FINANCING ACTIVITIES:
         Repayment of debt                                                               (588,283)                 (294,310)
                                                                                         --------                 ---------
         Net cash used by financing activities                                           (588,283)                 (294,310)
                                                                                         --------                 ---------
EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                            823                     3,265
                                                                                         --------                 ---------

         Net (decrease) increase in cash and cash equivalents                            (288,373)                  186,372

CASH AND CASH EQUIVALENTS, at beginning of period                                         433,620                   249,053
                                                                                         --------                 ---------

CASH AND CASH EQUIVALENTS, at end of period                                              $145,247                  $435,425
                                                                                         ========                  ========








The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                               ------------------
                                   (Unaudited)

(1)  General:

The accounting policies followed during the interim periods reported on herein are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

(2)  Net earnings per common share:

The diluted weighted average number of shares outstanding includes 179,041 and 4,292 shares of common stock issuable upon exercise of outstanding stock options in fiscal 2001 and fiscal 2000.

(3)  Long and Short Term Debt:

As of September 30, 2000, the Company had a senior credit facility consisting of a revolver and term loan facility (the "Facility") with its senior lender (the "Senior Lender"). The Facility requires that certain financial ratios and net worth amounts be maintained. The Company was in compliance with all of its covenants and terms, with the exception of the debt service coverage ratio. The Facility was originally due to expire on July 13, 2000. The Senior Lender temporarily extended the expiration date, and on October 12, 2000, the Senior Lender renewed the Facility through October 31, 2001, with amended terms and conditions. The Facility was decreased to $4.5 million, the interest rate was increased to 1.5% over the prime rate, and the amortization of the outstanding term loan was reduced from ten years to five years. As part of the renewal, the Senior Lender amended the terms of the debt service coverage ratio for September 30, 2000, December 31, 2000, and March 31, 2001. The Facility is collateralized by accounts receivable, eligible inventory, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The Facility provides for restrictions on borrowings, requires certain financial ratios related to total debt, debt to tangible net worth, and current assets to current liabilities, be maintained, and requires minimum levels of working capital, net worth and cash flow. As of September 30, 2000, the Company was in compliance with all of the Facility's covenants and terms.

(4)  Inventory:

The Company uses the gross margin method related to labor and overhead costs during interim periods for inventory valuation. Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value).

(5)  Income Taxes:

The Company's income tax provision (benefit) for fiscal 2001 and 2000, relates to state and foreign income or capital taxes net of any refunds received. The Fiscal 2001 provision is net of any income tax benefits related to the losses reported in fiscal 2000 and prior, in accordance with SFAS No. 109. The income tax rate is lower than the effective rate due to the utilization of NOL's.

(6)  Segment Information:

The segment information for the three months ended September 30, 2000 and 1999 are shown below. Segment information related to operating income includes costs directly attributable to each segment's operations.

                                                                                Depreciation                    Net
                                                     Operating                       &           Capital      Interest
                                       Net Sales       Income        Assets     Amortization  Expenditures    Expense
                                       ---------       ------        ------     ------------  ------------    -------
        For the three months ended
            September 30, 2000

           Medical/Dental              $6,309,339      $227,086     $9,932,301    $201,859       $40,307      $106,026
           Graphic Arts                   768,645        53,003        890,195           0             0        20,000
                                       ----------      --------    -----------    --------       -------      --------
          Consolidated                 $7,077,984      $280,089    $10,822,496    $201,859       $40,307      $126,026
                                       ==========      ========    ===========    ========       =======      ========

        For the three months ended
            September 30, 1999

           Medical/Dental              $5,547,253       $68,443    $11,461,919    $180,679       $11,667       $86,210
           Graphic Arts                   852,940        46,602      1,787,551       2,100             0        30,000
                                       ----------      --------    -----------    --------       -------      --------
          Consolidated                 $6,400,193      $115,045    $13,249,470    $182,779       $11,667      $116,210
                                       ==========      ========    ===========    ========       =======      ========



===============================================================================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources, Liquidity and Results of Operations

The Company's working capital at September 30, 2000, decreased by approximately $78,800 from June 30, 2000. During the three months ended September 30, 2000, the Company reduced the long-term debt by approximately $600,000, primarily as a result of reductions in inventory, prepaid expenses and other assets, which more than offset net income for the quarter and reductions in accounts payable and accrued expenses.

As of September 30, 2000, the Company had a senior credit facility consisting of a revolver and term loan facility (the "Facility") with its senior lender (the "Senior Lender"). The Facility requires that certain financial ratios and net worth amounts be maintained. The Company was in compliance with all of its covenants and terms, with the exception of the debt service coverage ratio. The Facility was due to expire on July 13, 2000. The Senior Lender temporarily extended the expiration date and, on October 12, 2000, the Senior Lender renewed the Facility through October 31, 2001, with amended terms and conditions. The Facility was decreased to $4.5 million, the interest rate was increased to 1.5% over the prime rate, and the amortization of the outstanding term loan was reduced from ten years to five years. As part of the renewal, the Senior Lender amended the terms of the debt service coverage ratio for September 30, 2000, December 31, 2000, and March 31, 2001. The Facility is collateralized by accounts receivable, eligible inventory, equipment life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The Facility provides for restrictions on borrowings, requires certain financial ratios related to total debt, debt to tangible net worth, and current assets to current liabilities, be maintained, and requires minimum levels of working capital, net worth and cash flow. As of September 30, 2000, the Company was in compliance with all of its covenants and terms. As of September 30, 2000, the Company had available $1,649,000 of unused credit under the credit Facility.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Facility to finance its ongoing operations. The Company expects its need for working capital will continue to be financed by operations and from borrowings against the Facility. The Company is presently unaware of any other trends, demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. No assurances can be given that the Company will have favorable cash flow in the near term.

Capital expenditures for the first three months of Fiscal 2001 were $40,307 and included production tooling costs and leasehold improvement costs associated with the Company's renovation of its office space, in conjunction with the renegotiation of its lease for such facilities. The Company expects to continue to finance any future capital requirements principally from internally generated funds.

Comparison of Three Months Fiscal 2001 Versus Three Months Fiscal 2000

Sales increased $677,800 or 10.6% between the two periods. Included in Fiscal 2001 was a sale to the U.S. military of approximately $1.3 million. The dental products accounted for most of this increase. The Company had a full quarter of sales of its intraoral x-ray unit in Fiscal 2001, whereas this product was marketed and sold beginning in the fourth quarter of Fiscal 2000. The medical and graphic arts products showed a slight decrease from the prior year.

Gross profit as a percent of sales decreased 4.9 percentage points due to product mix, which included many more distributor products than Company manufactured products. Distributor product sales tend to have lower margins than Company manufactured products. Labor and overhead costs were approximately the same as the prior year.

Selling, general, and administrative costs decreased $232,900 or 11.5% between the two periods. The Company closed its small office in Sweden and relocated the work previously conducted at such office to the United States. Additionally, management continues to seek ways to reduce fixed overhead.

Research and development costs decreased $36,200 or 26% between the two periods. The Company has continued to focus on the refinement of its digital dental products in order to reduce costs and maintain market share. The Company continues to invest in sustaining engineering for its analog products. The decrease in the costs is attributable to the timing of consultants' expenditures.

Interest expense, net decreased $9,800 or 8.4% between the two periods. The Fiscal 2001 quarter included $17,500 of interest costs associated with a subordinated note restructured in August 1999. Interest charges were reduced by approximately $27,000 due to approximately $600,000 less in corporate debt in the current quarter.

Other

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative financial instruments. The Company adopted these standards effective July 1, 2000. The adoption of these Standards did not have a material effect on the Company's financial position and results of operations.


Item 3:   Quantitative and Qualitative Disclosures About Market Risk.

                None

                            Part II Other Information

Item 1:    Legal Proceedings

                Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and to the reference therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

Item 2:    Changes in Securities and Use of Proceeds.

           None

Item 3:    Defaults Upon Senior Securities.

           None

Item 4:    Submission of Matters to a Vote of Security Holders.

           None

Item 5:    Other Information.

           None

Item 6:    Exhibits and Reports on Form 8-K.

(a)        None

(b)        Reports on Form 8-K

           None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AFP IMAGING CORPORATION

                                /s/ David Vozick
                                -------------------------
                                David Vozick
                                Chairman of the Board
                                Secretary, Treasurer
                                Date:  November 20, 2000


                                /s/ Donald Rabinovitch
                                -------------------------
                                Donald Rabinovitch
                                President and Director
                                (Principal Executive Officer)
                                Date:  November 20, 2000


                                /s/ Elise Nissen
                                -------------------------
                                Elise Nissen
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)
                                Date:  November 20, 2000