Form 10-Q
period 2000-12-31
AFP IMAGING CORP
filed 2001-02-14
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended December 31, 2000
                           -----------------


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
                                                            --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No____

The registrant had 9,271,054 shares of Common Stock outstanding as of February 1, 2001.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may", "will", "project", "expect", "believe", "estimate", "anticipate", "intend", "continue", "potential", "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to, adverse changes in general economic conditions, the ability of the Company to continue to obtain bank and other financing on terms similar to terms currently available to the Company, the Company's ability to repay its loans when due, changes in the markets for the Company's products and services, the ability of the Company to successfully design, develop, manufacture and sell new products, the Company's ability to successfully market its existing and new products, adverse business conditions, increased competition, pricing pressures, risk associated with foreign operations, the ability to attract and retain key personnel, difficulties in obtaining adequate long-term financing to meet the Company's obligations, changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers, changes in currency exchange rates and regulations, and other factors set forth in this Quarterly Report on Form 10-Q.

                          PART I. Financial Information

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position as of December 31, 2000 and June 30, 2000, and the results of its operations for the three and six month periods ended December 31, 2000 and 1999, and its cash flows for the six months periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
        Consolidated Balance Sheets - December 31, 2000 and June 30, 2000




                                         December 31,      June 30,
Assets                                       2000            2000
------                                   ------------      -------
                                         (Unaudited)      (Audited)
Current Assets:
   Cash and cash equivalents              $579,486        $433,620
   Accounts receivable, less allowance
   for doubtful accounts of $124,200
   and $163,000, respectively            3,027,911       3,244,213
Inventories                              3,740,523       4,078,073
   Prepaid expenses and other               72,590         128,015
                                       -----------     -----------

     Total current assets                7,420,510       7,883,921
                                       -----------     -----------


Property and Equipment, (at cost)        8,158,330       8,065,268

Less accumulated depreciation           (7,434,402)     (7,173,162)
                                       -----------     -----------
                                           723,928         892,106

Intangible Assets,
   net of accumulated amortization        2,424,469      2,563,706


Other Assets                                86,844        268,172
                                       -----------     -----------

                                       $10,655,751     $11,607,905
                                       ===========     ===========



                                               December 31,         June 30,
  Liabilities and Stockholders' Equity           2000                 2000
  ------------------------------------         ------------         --------
                                               (Unaudited)        (Audited)
  Current Liabilities:
    Current portion of long-term debt          $2,577,432          $  194,556
    Accounts payable                              953,644           1,165,012
    Accrued expenses                              830,665             918,393
                                              -----------         -----------
      Total current liabilities                 4,361,741           2,277,961
                                              -----------         -----------

  Long Term Debt                                1,759,735           4,875,005
                                              -----------         -----------

  Stockholders' Equity
    Common Stock, $.01 par value, 30,000,000
      shares authorized, 9,271,054
      shares issued and outstanding
      at December 31, 2000 and
      June 30, 2000, respectively                  92,710              92,710
  Paid-in capital in excess of par             11,545,883          11,545,883
  Accumulated deficit                          (7,093,740)         (7,168,713)
  Cumulative translation adjustment               (10,578)            (14,941)
                                              -----------         -----------
    Total stockholders' equity                  4,534,275           4,454,939
                                              -----------         -----------

                                              $10,655,751         $11,607,905
                                              ===========         ===========

         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations
                     --------------------------------------
                                   (Unaudited)

                                                   Three Months Ended                     Six Months Ended
                                                   December 31,                           December 31,
                                                   ------------                           ------------
                                                   2000              1999                2000             1999
                                                   ----              ----                ----             ----
Net Sales                                       $6,045,738        $6,470,746        $13,123,722        $12,870,939

Cost of Sales                                    4,066,418         4,305,990          8,965,054          8,422,826
                                                 ---------         ---------          ---------          ---------

     Gross Profit                                1,979,320         2,164,756          4,158,668          4,448,113
Selling, general and
  administrative expenses                        1,835,353         1,889,922          3,633,602          3,921,014
Research and development                           102,540           146,298            203,550            283,518
                                                 ---------         ---------          ---------          ---------

                                                 1,937,893         2,036,220          3,837,152          4,204,532
                                                 ---------         ---------          ---------          ---------

     Operating Income                               41,427           128,536            321,516            243,581

Interest, net                                      112,699           113,182            238,725            229,392
                                                 ---------         ---------          ---------          ---------

Income (loss) before provision for taxes          (71,272)            15,354             82,791             14,189

Provision (Benefit) for income taxes               (5,612)             4,960              7,818              1,800
                                                 ---------         ---------          ---------          ---------

Net Income (Loss)                                ($65,660)           $10,394            $74,973            $12,389
                                                  ========           =======            =======            =======


NET INCOME (LOSS) PER SHARE
     Basic                                          ($.01)             $ ---               $.01               $---
                                                     =====             =====               ====               ====

     Diluted                                        ($.01)             $ ---               $.01               $---
                                                     =====             =====               ====               ====

Weighted average outstanding
   Common stock
     Basic                                       9,271,054         9,271,054          9,271,054          9,271,054
     Diluted                                     9,271,054         9,297,172          9,426,426          9,280,933


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
               For the Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)



                                                                                          Paid-in
                                               Comprehensive          Common           Capital In
                                                      Income           Stock        Excess of Par
                                                      ------           -----        -------------
    Balance June 30, 1999                              $---          $92,710          $11,491,001
        Issuance of 580,000 Employee                    ---              ---               54,882
          Stock Options at $.31 per share

         Foreign currency translation
           adjustment                                   (91)             ---                  ---

         Net income for six months
           ended December 31, 1999                   12,389              ---                  ---
                                                   --------

          Comprehensive Income                      $12,298              ---                  ---
                                                   --------        ---------          -----------

    Balance December 31, 1999                                        $92,710          $11,545,883
                                                                   =========          ===========

    Balance June 30, 2000                              $---          $92,710          $11,545,883

         Foreign currency translation
           Adjustment                                 4,363              ---                  ---

         Net income for six months
           ended December 31, 2000                   74,973                                   ---
                                                   --------

    Comprehensive Income                           $ 79,336              ---                  ---
                                                   --------        ---------          -----------

    Balance December 31, 2000                                        $92,710          $11,545,883
                                                                   =========          ===========

                                                                  Accumulated
                                                                        Other
                                               Accumulated      Comprehensive
                                                 Deficit         Income (Loss)        Total
                                               -----------      --------------        -----
    Balance June 30, 1999                     $ (6,360,831)        $ (14,581)       $5,208,299
          Issuance of 580,000 Employee                 ---               ---            54,882
        Stock Options at $.31 per share

         Foreign currency translation
           adjustment                                  ---               (91)             (91)

         Net income for six months
           ended December 31, 1999                  12,389               ---            12,389

          Comprehensive Income                         ---               ---               ---
                                               -----------        ----------        ----------

    Balance December 31, 1999                  $(6,348,442)        $ (14,672)       $5,275,479
                                               ===========        ==========        ==========

    Balance June 30, 2000                      $(7,168,713)         $(14,941)        $4,454,939

         Foreign currency translation
           Adjustment                                  ---             4,363             4,363

         Net income for six months
           ended December 31, 2000                  74,973               ---            74,973


    Comprehensive Income                               ---               ---               ---
                                               -----------        ----------        ----------

    Balance December 31, 2000                  $(7,093,740)         $(10,578)       $4,534,275
                                               ===========        ==========        ==========

 The accompanying notes to conslidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                                           2000                       1999
                                                                                         --------                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                           $74,973                   $12,389
Adjustments to reconcile net income to net cash provided
       by operating activities-
         Depreciation and amortization                                                    402,407                   364,678
         Change in assets and liabilities:
           Decrease in accounts receivable                                                216,302                   859,978
           Decrease in inventories                                                        337,550                   799,276
           Decrease (increase) in prepaid expenses and other assets                       236,683                  (189,627)
           (Decrease) increase in accounts payable                                       (211,368)                  235,278
           Decrease in accrued expenses                                                   (87,728)                 (597,778)
                                                                                         --------                 ---------

         Total adjustments                                                                893,846                 1,471,805
                                                                                         --------                 ---------
         Net cash provided by operating activities                                        968,819                 1,484,194
                                                                                         --------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                             (94,922)                  (80,356)
                                                                                         --------                 ---------

         Net cash used by investing activities                                            (94,922)                  (80,356)
                                                                                         --------                 ---------

CASH FLOW FROM FINANCING ACTIVITIES:
         Repayment of debt                                                               (732,394)               (1,170,477)
                                                                                         --------                 ---------

         Net cash used by financing activities                                           (732,394)               (1,170,477)
                                                                                         --------                 ---------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                          4,363                       (91)
                                                                                         --------                 ---------

         Net increase in cash and cash equivalents                                        145,866                   233,270

CASH AND CASH EQUIVALENTS, at beginning of period                                         433,620                   249,053
                                                                                         --------                 ---------

CASH AND CASH EQUIVALENTS, at end of period                                              $579,486                  $482,323
                                                                                         ========                  ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)


(1)  General:

The accounting policies followed during the interim periods reported on herein are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

(2)  Net earnings per common share:

The diluted weighted average number of shares outstanding includes 155,372 and 9,879 shares of Common Stock issuable upon exercise of outstanding stock options in Fiscal 2001 and Fiscal 2000, respectively.

(3)  Long and Short Term Debt:

As of December 31, 2000, the Company had a senior credit facility consisting of a revolver and term loan facility (the "Facility") with its senior lender (the "Senior Lender"). The Facility requires that certain financial ratios and net worth amounts be maintained. The Facility was renewed on October 12, 2000 and expires on October 31, 2001. At renewal, the Facility was decreased to $4.5 million, the interest rate was increased to 1.5% over the prime rate, and the amortization of the outstanding term loan was reduced from ten years to five years. As part of the renewal, the Senior Lender amended the terms of the debt service coverage ratio for the quarters ended September 30, 2000, December 31, 2000, and March 31, 2001. This Facility is collateralized by accounts receivable, eligible inventory, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The Facility provides for restrictions on borrowings, requires certain financial ratios related to total debt, debt to tangible net worth, and current assets to current liabilities, be maintained, and requires minimum levels of working capital, net worth and cash flow. As of December 31, 2000, the Company was in compliance with all of the Facility's covenants and terms.

This Credit Facility has been classified as a current liability on the accompanying Consolidated Balance Sheets in accordance with Generally Accepted Accounting Principles. In October 2001, the Company anticipates refinancing the Facility with the Senior Lender with the same general terms and covenants as currently in effect.

(4)  Inventory:

The Company uses the gross margin method related to labor and overhead costs during interim periods for inventory valuation. Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value).

(5)  Income Taxes:

The Company's income tax provision for Fiscal 2001 and 2000, relates to state and foreign income or capital taxes net of any refunds received. The Fiscal 2001 provision is net of any income tax benefits related to the losses reported in Fiscal 2000 and prior years, in accordance with SFAS No. 109. The income tax rate is lower than the effective rate due to the utilization of net operating losses..

(6)  Segment Information:

The segment information for the three and six months ended December 31, 2000, and 1999, are shown below. Segment information related to operating income includes costs directly attributable to each segment's operations.


                                                     Operating                  Depreciation                    Net
                                                       Income                        &           Capital      Interest
                                       Net Sales       (Loss)        Assets     Amortization  Expenditures    Expense
                                      -----------      --------    -----------    --------       -------      --------

        For the three months ended
            December 31, 2000
           Medical/Dental              $5,365,796       $72,038     $9,820,602    $200,548       $54,615       $92,699
           Graphic Arts                   679,942       (30,611)       835,149           0             0        20,000
                                      -----------      --------    -----------    --------       -------      --------

          Consolidated                 $6,045,738       $41,427    $10,655,751    $200,548       $54,615      $112,699
                                      ===========      ========    ===========    ========       =======      ========


        For the three months ended
            December 31, 1999
           Medical/Dental              $5,457,130       $91,309    $10,843,133    $179,799       $68,689       $83,182
           Graphic Arts                 1,013,616        37,227      1,677,153       2,100             0        30,000
                                      -----------      --------    -----------    --------       -------      --------

          Consolidated                 $6,470,746      $128,536    $12,520,286    $181,899       $68,689      $113,182
                                      ===========      ========    ===========    ========       =======      ========


                                                                                Depreciation                    Net
                                                     Operating                       &           Capital      Interest
                                       Net Sales       Income        Assets     Amortization  Expenditures    Expense
                                      -----------      --------    -----------    --------       -------      --------
        For the six months ended
            December 31, 2000
           Medical/Dental             $11,675,136      $279,124     $9,820,602    $402,407       $94,922      $198,725
           Graphic Arts                 1,448,586        42,392        835,149           0             0        40,000
                                      -----------      --------    -----------    --------       -------      --------

          Consolidated                $13,123,722      $321,516    $10,655,751    $402,407       $94,922      $238,725
                                      ===========      ========    ===========    ========       =======      ========

        For the six months ended
            December 31, 1999
           Medical/Dental             $11,005,383      $159,752    $10,843,133    $360,478       $80,356      $169,392
           Graphic Arts                 1,865,556        83,829      1,677,153       4,200             0        60,000
                                      -----------      --------    -----------    --------       -------      --------

          Consolidated                $12,870,939      $243,581    $12,520,286    $364,678       $80,356      $229,392
                                      ===========      ========    ===========    ========       =======      ========


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources, Liquidity and Results of Operations

As of December 31, 2000, the Company had a senior credit facility consisting of a revolver and term loan facility (the "Facility") with its senior lender (the "Senior Lender"). The Facility requires that certain financial ratios and net worth amounts be maintained. The Facility was renewed on October 12, 2000 and extended through October 31, 2001, with amended terms and conditions. At renewal, the Facility was decreased to $4.5 million, the interest rate was increased to 1.5% over the prime rate, and the amortization of the outstanding term loan was reduced from ten years to five years. As part of the renewal, the Senior Lender amended the terms of the debt service coverage ratio for the quarters ended September 30, 2000, December 31, 2000, and March 31, 2001. The Facility is collateralized by accounts receivable, eligible inventory, equipment life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The Facility provides for restrictions on borrowings, requires certain financial ratios related to total debt, debt to tangible net worth, and current assets to current liabilities, be maintained, and requires minimum levels of working capital, net worth and cash flow. As of December 31, 2000, the Company was in compliance with all of its covenants and terms.

The Company's working capital at December 31, 2000, decreased by approximately $2.55 million from June 30, 2000. As of December 31, 2000, the Company was required, under Generally Accepted Accounting Principles, to reclassify the amounts due under the Facility (with a balance of approximately $2.57 million) to a current liability. Excluding such classification, the Company's working capital at December 31, 2000 would have decreased by approximately

$168,000 from June 30, 2000. During the six months ended December 31, 2000, the Company reduced the total borrowings under the Credit Facility by approximately $735,700, primarily as a result of reductions in inventory, prepaid expenses and other assets, which was offset by reductions in accounts payable and accrued expenses.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Facility to finance its ongoing operations. The Company expects its need for working capital requirements will continue to be financed by operations and from borrowings against the Facility. The Company is presently unaware of any other trends, demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. No assurances can be given that the Company will have favorable cash flow in the near term.

In October 2001, the Company anticipates refinancing the Facility with the Senior Lender with the same general terms, conditions and covenants. As of December 31, 2000, the Company had available $1,379,500 of unused credit under the Facility.

Capital expenditures for the first six months of Fiscal 2001 were $94,922 and included production tooling costs and leasehold improvement costs associated with the Company's renovation of its principal offices, in conjunction with the renegotiation of its lease for such facilities. The Company expects to continue to finance any future capital requirements principally from internally generated funds.

Comparison of Six Months Fiscal 2001 Versus Six Months Fiscal 2000

Sales increased $252,800 or 2.0% between the two periods. The dental products accounted for most of this increase. Included in Fiscal 2001 was a sale to the U.S. military of approximately $1.3 million. Additionally, the Company had a full six months of sales of its intraoral x-ray unit in Fiscal 2001, whereas this product was first marketed and sold beginning in the fourth quarter of Fiscal 2000. Sales of graphic arts products showed a decrease from the prior year.

Gross profit as a percent of sales decreased 2.9 percentage points due to product mix, which included many more distributor products than Company manufactured products. Distributor product sales tend to have lower margins than Company manufactured products. Labor and overhead costs were approximately the same as the prior year.

Selling, general, and administrative costs decreased $287,400 or 7.3% between the two periods. The Company closed its small office in Sweden and relocated the work previously conducted at such office to the United States. The Company reduced attendance at industry trade shows, and associated travel costs were also reduced. The Marketing and Sales Department was completely reorganized with revised goals and directives. Additionally, management continues to seek ways to reduce fixed overhead.

Research and development costs decreased $80,000 or 28.2% between the two periods. The Company has continued to focus on the refinement of its digital dental products in order to reduce costs and maintain market share. The Company continues to invest in sustaining engineering for its analog products. The decrease in the costs is attributable to the timing of consultants' expenditures between the two periods.

Interest expense, net decreased $9,300 or 4.1% between the two periods. Fiscal 2001 included $32,900 of interest costs associated with a subordinated note, restructured in August 1999, and a higher rate (3/4%) on the Facility after the October 2000 renewal. Net interest charges were reduced by approximately $27,000 due to an approximately $735,700 reduction in corporate debt in the current period.

Comparison of Second Quarter Fiscal 2001 Versus Second Quarter Fiscal 2000

Net sales decreased $425,000 or 6.6%, between the two periods. The most significant cause for this decrease was related to graphic arts product line sales, due to changing technology. Gross profit as a percent of sales decreased less than 1 percentage point, solely due to a slightly varied product mix between the periods. The aggregate of the expense items decreased $98,300 or 4.8%. Management continues to reduce all non-essential costs and expenses, and reorganize existing departments for better efficiencies. Net interest expense decreased less than 1%. At December 31, 2000, the Company had $757,500 less corporate debt than at December 31, 1999. However, the decrease in interest expense related to the lower credit balance was offset by a higher interest rate (almost 2%), due to increases in the prime rate of borrowing and other amendments to the Facility.

Other

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative financial instruments. The Company adopted these standards effective July 1, 2000. The adoption of these Standards did not have any effect on the Company's financial position and results of operations.


Item 3:   Quantitative and Qualitative Disclosures About Market Risk.

           Not Applicable.

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

                 None

Item 3:  Defaults Upon Senior Securities.

                 None

Item 4:  Submission of Matters to a Vote of Security Holders.

On December 15, 2000, the Company held an Annual Meeting of Shareholders to (1) elect four directors for a term of one year or until their successors are duly elected and (2) ratify the appointment of Arthur Andersen LLP as the independent public auditors of the Corporation's accounts for the year ending June 30, 2001.

The nominees were each elected to the Board of Directors by the following votes:


                                       For Election         Withheld Authority
                                       ------------         ------------------

              David Vozick              8,605,739               102,783
              Donald Rabinovitch        8,605,739               102,783
              Jack Becker               8,595,739               112,783
              Robert Blatt              8,605,739               102,783


In connection with the appointment of Arthur Andersen LLP as the Company's independent public accountants, 8,681,002 shares voted for, 2,720 shares abstained, and 24,800 shares voted against.

Item 5:  Other Information.

The signed Letter of Intent, dated June 1, 2000, to sell the Company's graphic arts inventory expired. The sale was not completed and the interested parties do not intend to renew the Letter of Intent. The Company is still actively seeking other interested buyers for its graphic arts business, and intends to exit this product line upon such a sale.

Item 6:    Exhibits and Reports on Form 8-K.

(a)        Exhibits:
           None

(b)        Reports on Form 8-K:
           None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AFP IMAGING CORPORATION


                                            /s/ David Vozick
                                            -------------------------
                                            David Vozick
                                            Chairman of the Board
                                            Secretary, Treasurer
                                            Date:  February 14, 2001


                                            /s/ Donald Rabinovitch
                                            -------------------------
                                            Donald Rabinovitch
                                            President and Director
                                            (Principal Executive Officer)
                                            Date:  February 14, 2001

                                            /s/ Elise Nissen
                                            -------------------------
                                            Elise Nissen
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)
                                            Date:  February 14, 2001