Form 10-Q
period 2001-03-31
AFP IMAGING CORP
filed 2001-05-10
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2001

Commission File Number 0-10832


                             AFP Imaging Corporation
             (Exact name of registrant as specified in Its charter)

          New York                                               13-2956272
-------------------------                                   ------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)


250 Clearbrook Road, Elmsford, New York                             10523
---------------------------------------                             ------
(Address of principal executive offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:         (914) 592-6100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes [X] No [ ]

The registrant had 9,271,054 shares of Common Stock outstanding as of May 1, 2001.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may", "will", "project", "expect", "believe", "estimate", "anticipate", "intend", "continue", "potential", "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to, adverse changes in general economic conditions, the ability of the Company to continue to obtain bank and other financing on terms similar to terms currently available to the Company, the Company's ability to repay its loans when due, changes in the markets for the Company's products and services, the ability of the Company to successfully design, develop, manufacture and sell new products, the Company's ability to successfully market its existing and new products, adverse business conditions, increased competition, pricing pressures, risks associated with foreign operations, the Company's ability to attract and retain key personnel, difficulties in obtaining adequate long-term financing to meet the Company's obligations, changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers, changes in currency exchange rates and regulations, and other factors set forth in this Quarterly Report on Form 10-Q.


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

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2001 and June 30, 2000, and the results of its operations for the three and nine month periods ended March 31, 2001 and 2000, and its cash flows for the nine months periods then ended, have been included.

Item 1: FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
         Consolidated Balance Sheets - March 31, 2001 and June 30, 2000


Assets                                   March 31,    June 30,       Liabilities and Shareholders' Equity    March 31,    June 30,
                                           2001         2000                                                   2001         2000
                                        ----------   -----------                                            ----------   ----------
                                        (Unaudited)   (Audited)                                             (Unaudited)   (Audited)
Current Assets:                                                      Current Liabilities:
  Cash and cash equivalents             $  151,156   $   433,620       Current portion of long-term debt   $ 2,387,702  $   194,556
  Accounts receivable, less allowance                                  Accounts payable                        875,455    1,165,012
    for doubtful accounts of $120,000                                  Accrued expenses                        679,141      918,393
      and $163,000, respectively         2,461,160     3,244,213          Total current liabilities          3,942,298    2,277,961
Inventories                              3,926,543     4,078,073                                           -----------  -----------
Prepaid expenses and other                  51,239       128,015     Long Term Debt                          1,691,338    4,875,005
                                        ----------   -----------                                           -----------  -----------
    Total current assets                 6,590,098     7,883,921
                                        ----------   -----------
                                                                     Shareholders' Equity
Property and Equipment (at cost)         8,229,137     8,065,268       Common stock, $.01 par value,
                                                                         30,000,000 shares authorized,
Less accumulated depreciation           (7,565,612)   (7,173,162)        9,271,054 shares issued and
                                        ----------   -----------         outstanding at March 31, 2001
                                           663,525       892,106         and June 30, 2000, respectively        92,710       92,710
                                                                     Paid-in capital in excess of par       11,545,883   11,545,883
                                                                     Accumulated deficit                    (7,515,222)  (7,168,713)
Intangible Assets,                                                   Cumulative translation adjustment         (14,311)     (14,941)
    net of accumulated amortization      2,355,631     2,563,706                                           -----------  -----------
                                                                       Total shareholders' equity            4,109,060    4,454,939
Other Assets                               133,442       268,172                                           -----------  -----------
                                        ----------   -----------
                                        $9,742,696   $11,607,905                                           $ 9,742,696  $11,607,905
                                        ==========   ===========                                           ===========  ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                          Three Months Ended             Nine Months Ended
                                          March 31,                      March 31,
                                          ---------                      ---------

                                       2001           2000            2001            2000
                                  ------------    ------------    ------------    ------------
Net sales                           $5,541,201      $5,860,723     $18,664,923     $18,731,662
Cost of sales                        3,800,059       4,101,214      12,765,113      12,524,040
                                  ------------    ------------    ------------    ------------

     Gross profit                    1,741,142       1,759,509       5,899,810       6,207,622

Selling, general and
  administrative expenses            1,909,541       1,835,838       5,543,143       5,756,852
Research and development               144,350          85,673         347,900         369,191
                                  ------------    ------------    ------------    ------------

                                     2,053,891       1,921,511       5,891,043       6,126,043
                                  ------------    ------------    ------------    ------------

     Operating income (loss)          (312,749)       (162,002)          8,767          81,579

Interest, net                          104,234         123,772         342,959         353,164
                                  ------------    ------------    ------------    ------------

Loss before provision for taxes       (416,983)       (285,774)       (334,192)       (271,585)

Provision for income taxes               4,499           4,460          12,317           6,260
                                  ------------    ------------    ------------    ------------

Net loss                             $(421,482)      $(290,234)      $(346,509)      $(277,845)
                                  ============    ============    ============    ============

NET LOSS PER SHARE
     Basic                               ($.05)          $(.03)          $(.04)          $(.03)
                                         =====           =====           =====           =====
     Diluted                             ($.05)          $(.03)          $(.04)          $(.03)
                                         =====           =====           =====           =====
Weighted average outstanding
  common stock
     Basic                           9,271,054       9,271,054       9,271,054       9,271,054
                                  ============    ============    ============    ============
     Diluted                         9,271,054       9,271,054       9,271,054       9,271,054
                                  ============    ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                For the Nine Months Ended March 31, 2001 and 2000

                                   (Unaudited)

                                                                                                        Accumulated
                                                                             Paid-in                       Other
                                             Comprehensive      Common     Capital In   Accumulated    Comprehensive
                                                 Loss           Stock     Excess of Par    Deficit          Loss           Total
                                             ------------   ------------  ------------   ------------   ------------   ------------
Balance June 30, 1999                        $       --     $     92,710  $ 11,491,001   $ (6,360,831)  $    (14,581)  $  5,208,299

     Issuance of 580,000 Employee
       Stock options at $.31 per share               --             --          54,882           --             --           54,882

     Foreign currency translation
       adjustment                                    (360)          --            --             --             (360)          (360)

     Net loss for nine months
       ended March 31, 2000                      (277,845)          --                       (277,845)          --         (277,845)
                                             ------------   ------------  ------------   ------------   ------------   ------------
     Comprehensive Loss                      $   (278,205)          --            --             --             --             --
                                             ------------   ------------  ------------   ------------   ------------   ------------


Balance March 31, 2000                                      $     92,710  $ 11,545,883   $ (6,638,676)  $    (14,941)  $  4,984,976
                                             ============   ============  ============   ============   ============   ============



Balance June 30, 2000                        $       --     $     92,710  $ 11,545,883   $ (7,168,713)  $    (14,941)  $  4,454,939


     Foreign currency translation
       adjustment                                     630           --            --             --              630            630

     Net loss for nine months
       ended March 31, 2001                      (346,509)          --            --         (346,509)          --         (346,509)

     Comprehensive Loss                      $   (345,879)          --            --             --             --             --
                                             ------------   ------------  ------------   ------------   ------------   ------------
Balance March 31, 2001                                      $     92,710  $ 11,545,883   $ (7,515,222)  $    (14,311)  $  4,109,060
                                             ============   ============  ============   ============   ============   ============

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2001 and 2000
                -------------------------------------------------
                                   (Unaudited)

                                                                   2001          2000
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $  (346,509)  $  (277,845)
Adjustments to reconcile net loss to net cash provided
       by operating activities-
         Depreciation and amortization                             602,816       546,940
         Change in assets and liabilities:
           Decrease in accounts receivable                         783,053     1,047,858
           Decrease in inventories                                 151,530       701,473
     Decrease (increase) in prepaid expenses and other assets      211,475       (71,503)
           (Decrease) in accounts payable                         (289,557)      (12,528)
           (Decrease) in accrued expenses                         (239,252)     (616,581)
                                                               -----------   -----------

         Total adjustments                                       1,220,065     1,595,659
                                                               -----------   -----------
         Net cash provided by operating activities                 873,556     1,317,814
                                                               -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                     (166,129)     (124,367)
                                                               -----------   -----------

         Net cash used by investing activities                    (166,129)     (124,367)
                                                               -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES:
         Repayment of debt                                        (990,521)   (1,298,412)
                                                               -----------   -----------

         Net cash used by financing activities                    (990,521)   (1,298,412)
                                                               -----------   -----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                     630          (360)
                                                               -----------   -----------

         Net decrease in cash and cash equivalents                (282,464)     (105,325)

CASH AND CASH EQUIVALENTS, at beginning of period                  433,620       249,053
                                                               -----------   -----------

CASH AND CASH EQUIVALENTS, at end of period                    $   151,156   $   143,728
                                                               ===========   ===========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


(1) General:

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

(2) Net earnings per common share:

The diluted weighted average number of shares outstanding does not include 88,606 and 54,289 shares of Common Stock issuable upon exercise of outstanding stock options in Fiscal 2001 and Fiscal 2000, respectively, as such amounts are anti-dilutive when there is a loss.

(3) Long and Short Term Debt:

The Company has a senior credit facility consisting of a revolver and term loan (the "Facility") with its senior lender (the "Senior Lender"). The Senior Lender, Finova Capital Corporation, is currently undertaking certain organizational, structural and financial changes, including filing for Chapter 11 under the Bankruptcy Code. On April 27, 2001, the Company received formal notice ("Notice") that Finova Capital Corporation does not intend to renew the Facility, which comes due October 31, 2001. This Notice was received by the Company well in advance of the required 60-day prior notice period. The Company is currently reviewing other available options, and expects that it will be able to refinance the Facility by October 31, 2001, with a senior lender with similar terms, conditions and covenants as are currently in effect for the Facility. Should the Company not be able to secure a sufficient line of credit by October 31, 2001, it may not be able to operate as a going concern. The Facility has been classified as a current liability on the accompanying Consolidated Balance Sheets in accordance with accounting principles generally accepted in the United States.

The Facility maximum loan amount is currently set at a $4.5 million revolver and term loan. Interest on funds borrowed under the Facility accrue at the annual rate of Prime plus 1 1/2%. The Facility is collateralized by accounts receivable, eligible inventory, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The Facility provides for restrictions on borrowings, requires certain financial ratios related to total debt, debt to tangible net worth, and current assets to current liabilities, be maintained, and requires minimum levels of working capital, net worth and cash flow. As of March 31, 2001, the Company was in compliance with all of the Facility's covenants and terms, with the exception of the debt service coverage ratio covenant. The Company is has applied for a waiver of such non-compliance. Such waiver is subject to the senior lender's review of projected financial information, and may include a higher interest rate and more restrictive borrowing conditions.

 (4) Inventory:

The Company uses the gross margin method related to labor and overhead costs during interim periods for inventory valuation. Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value).

(5) Income Taxes:

The Company's income tax provision for Fiscal 2001 and 2000, relates to state and foreign income or capital taxes net of any refunds received. No income tax benefits related to the losses reported in Fiscal 2001 and 2000 have been recorded, in accordance with SFAS No. 109.

(6) Segment Information:

The segment information for the three and nine months ended March 31, 2001, and 2000 are shown below. Segment information related to operating income includes costs directly attributable to each segment's operations.

                                                                       Depreciation                     Net
                                            Operating                       &          Capital        Interest
                              Net Sales       (Loss)        Assets     Amortization  Expenditures     Expense
                             -----------   -----------    -----------  ------------  ------------   -----------
For the three months ended
   March 31, 2001
   Medical/Dental            $ 4,803,531   $  (301,184)   $ 9,000,647   $   200,409   $    71,207   $    84,234
   Graphic Arts                  737,670       (11,565)       742,049             0             0        20,000
                             -----------   -----------    -----------   -----------   -----------   -----------

   Consolidated              $ 5,541,201   $  (312,749)   $ 9,742,696   $   200,409   $    71,207   $   104,234
                             ===========   ===========    ===========   ===========   ===========   ===========

For the three months ended
   March 31, 2000
   Medical/Dental            $ 5,052,909   $   (85,665)   $10,356,735   $   362,188   $   112,700   $    93,772
   Graphic Arts                  807,814       (76,337)     1,478,504         1,973             0        30,000
                             -----------   -----------    -----------   -----------   -----------   -----------

  Consolidated               $ 5,860,723   $  (162,002)   $11,835,239   $   364,161   $   112,700   $   123,772
                             ===========   ===========    ===========   ===========   ===========   ===========

                                             Operating                 Depreciation                     Net
                                              Income                        &          Capital        Interest
                              Net Sales       (Loss)        Assets     Amortization  Expenditures     Expense
                             -----------   -----------    -----------  ------------  ------------   -----------

For the nine months ended
   March 31, 2001
   Medical/Dental            $16,478,665   $    97,940    $ 9,000,647   $   602,816   $   166,129   $   282,959
   Graphic Arts                2,186,258       (89,173)       742,049             0             0        60,000
                             -----------   -----------    -----------   -----------   -----------   -----------

  Consolidated               $18,664,923   $     8,767    $ 9,742,696   $   602,816   $   166,129   $   342,959
                             ===========   ===========    ===========   ===========   ===========   ===========

For the nine months ended
   March 31, 2000
   Medical/Dental            $16,047,682   $    74,086    $10,356,735   $   540,767   $   124,367   $   263,164
   Graphic Arts                2,683,980         7,493      1,478,504         6,173             0        90,000
                             -----------   -----------    -----------   -----------   -----------   -----------

   Consolidated              $18,731,662   $    81,579    $11,835,239   $   546,940   $   124,367   $   353,164
                             ===========   ===========    ===========   ===========   ===========   ===========


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources, Liquidity and Results of Operations

The Company has a senior credit facility consisting of a revolver and term loan (the "Facility") with its senior lender (the "Senior Lender"). The Senior Lender, Finova Capital Corporation, is currently undertaking certain organizational, structural and financial changes, including filing for Chapter 11 under the Bankruptcy Code. On April 27, 2001, the Company received formal notice ("Notice") that Finova Capital Corporation does not intend to renew the Facility, which comes due October 31, 2001. This Notice was received by the Company well in advance of the required 60-day prior notice period. The Company is currently reviewing other available options, and expects to refinance the Facility with a senior lender with similar terms, conditions and covenants, by October 2001. Should the Company not be able to secure a sufficient line of credit by October 31, 2001, it may not be able to operate as a going concern. The Facility has been classified as a current liability on the accompanying Consolidated Balance Sheets in accordance with accounting principles generally accepted in the United States.

The Facility maximum loan amount is currently set at a $4.5 million revolver and term loan. Interest on funds borrowed under the Facility accrue at the annual rate of Prime plus 1 1/2%. The Facility is collateralized by accounts receivable, eligible inventory, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents, and general intangibles. The Facility provides for restrictions on borrowings, requires certain financial ratios related to total debt, debt to tangible net worth, and current assets to current liabilities, be maintained, and requires minimum levels of working capital, net worth and cash flow. As of March 31, 2001, the Company was in compliance with all of the Facility's covenants and terms, with the exception of the debt service coverage ratio covenant. The Company has applied for a waiver of such non-compliance. Such waiver is subject to the Senior Lender's review of projected financial information, and may include a higher interest rate and more restrictive borrowing conditions.

The Company's working capital at March 31, 2001 decreased by approximately $2.96 million from June 30, 2000. As of March 31, 2001, the Company was required, under accounting principles generally accepted in the United States, to reclassify the amounts due under the Facility (with a balance of approximately $2.31 million) to a current liability due to a maturity date within twelve months of the date of the financial statements. Excluding such classification, the Company's working capital at March 31, 2001 would have decreased by approximately $846,000 from June 30, 2000. During the nine months ended March 31, 2001, the Company reduced the total borrowings under the Facility by approximately $1,058,400, primarily as a result of reductions in accounts receivable, inventory, prepaid expenses and other assets, which was offset by reductions in accounts payable and accrued expenses. Additionally, as of March 31, 2001, a portion of a subordinated note became a current liability.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Facility to finance its ongoing operations. The Company expects its need for working capital requirements will continue to be financed by operations and from borrowings. The Company is presently unaware of any other trends, demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. No assurances can be given that the Company will have favorable cash flow in the near term. As of March 31, 2001, the Company had available $1,449,400 of unused credit under the Facility.

Capital expenditures for the first nine months of Fiscal 2001 were $166,129 and included production tooling costs, installation of a new computer network system, upgrade of computer workstations, and leasehold improvement costs associated with the Company's renovation of its principal offices, in conjunction with the renegotiation of its lease for such facilities. The Company expects to continue to finance any future capital requirements principally from internally generated funds.


Comparison of Nine Months Fiscal 2001 Versus Nine Months Fiscal 2000

In March 2001, the Company implemented a re-organizational and re-structuring plan to better match the Company's resources with the current projected sales forecast. Termination notices were given to 13 people or 11% of its workforce, including both production and support employees. Cost reductions were implemented in various departments, including the elimination of a large international show, reduced travel and communication expenses, and a continuation of the company-wide wage freeze. Additionally, certain low margin products were discontinued. The Company expects to realize the associated benefits by the first quarter Fiscal 2002, and does not currently anticipate any associated special charges in Fiscal 2001.

Sales decreased $66,700 or 0.3% between the two periods. The dental products increased approximately $1,311,700. Included in Fiscal 2001, in the first quarter, was a sale to the U.S. military of approximately $1.3 million. Additionally, the Company had a full nine months of sales of its intraoral x-ray unit in Fiscal 2001, whereas this product was first marketed and sold beginning in the fourth quarter of Fiscal 2000. Sales of graphic arts products showed a decrease from the prior year of approximately $485,000. The Company's medical ultrasound and film recording cameras showed a decrease of $665,000 due to changing market conditions, use of new technologies, and expiration of purchases by large OEM customers. The Company's other products did not show a significant variance from the prior period.

Gross profit as a percent of sales decreased 1.5 percentage points due to product mix, which included many more distributor products than Company manufactured products. Distributor product sales tend to have lower margins than Company manufactured products. Labor and overhead costs were approximately the same as the prior period.

Selling, general, and administrative costs decreased $213,700 or 3.7% between the two periods. The Company closed its small office in Sweden and relocated the work previously conducted at such office to the United States. The Company reduced attendance at several industry trade shows, and associated travel costs based on current projected sales. The Marketing and Sales Department was reorganized with revised goals and directives. Additionally, management continues to seek ways to reduce fixed overhead.

Research and development costs decreased $21,300 or 5.8% between the two periods. The Company has continued to focus on the refinement of its digital dental products in order to introduce new products, reduce costs and maintain market share. The Company continues to invest in sustaining engineering for its analog products. The decrease in the costs is attributable to the timing of consultants' expenditures between the two periods.

Interest expense, net decreased $10,200 or 2.9% between the two periods. Fiscal 2001 included $32,900 of interest costs associated with a subordinated note, restructured in August 1999, and a higher rate (3/4%) on the Facility after the October 2000 renewal. Net interest charges were reduced by approximately $40,000 due to an approximately $1,058,400 reduction in corporate debt in the current period. Additionally, there were several decreases in the prime-borrowing rate in the third quarter Fiscal 2001, which slightly reduced interest expense this year.


Comparison of Third Quarter Fiscal 2001 Versus Third Quarter Fiscal 2000

Net sales decreased $319,500 or 5.5%, between the two periods. Dental products increased approximately 8% due to the sales from the intraoral x-ray, as stated above. The medical ultrasound products showed a $317,000 decrease for the reasons stated in the nine month analysis above.

Gross profit as a percent of sales increased 1.4% percentage points, due to a slightly varied product mix between the periods. Labor and overhead costs were approximately 6.3% or $72,800 less in Fiscal 2001, due to cost reductions implemented in prior quarters.

Selling, general, and administrative costs increased $73,700 or 4.0%. This increase was due to marketing and sales. The Company attended an international dental show in Germany in the Fiscal 2001 third quarter, which was not held in the comparable Fiscal 2000 quarter. The Company also added several dental sales representatives to promote the Company's varied dental products. General and administrative costs decreased approximately $47,000 as management continues to reduce all non-essential costs and expenses, and reorganize existing departments for better efficiencies.

Research and development costs increased $58,700 or 68.5% due to the timing of the payments to the outside consultants to continue to improve its digital dental products, in order to maintain and grow market share.

Net interest expense decreased $19,500 or 15.8%. At March 31, 2001, the Company had $1,026,900 less corporate debt than at March 31, 2000. However, the decrease in interest expense related to the lower credit balance was offset by a higher interest rate (almost 3/4%), due to the combined net effect of the amendments to the Facility in October 2000 and decreases in the prime rate of borrowing during the third quarter Fiscal 2001.


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

significant changes. Item 2:   Changes in Securities and Use of Proceeds.

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



                                                   AFP IMAGING CORPORATION


                                                   /s/ DAVID VOZICK
                                                   -------------------------
                                                   David Vozick
                                                   Chairman of the Board
                                                   Secretary, Treasurer
                                                   Date:  May 10, 2001

                                                   /s/ DONALD RABINOVITCH
                                                   -------------------------
                                                   Donald Rabinovitch
                                                   President and Director
                                                   (Principal Executive Officer)
                                                   Date:  May 10, 2001

                                                   /s/ ELISE NISSEN
                                                   -------------------------
                                                   Elise Nissen
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)
                                                   Date:  May 10, 2001