Form 10-K
period 2001-06-30
AFP IMAGING CORP
filed 2001-10-10
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

   / /      Annual Report Pursuant to Section 13 or 15 (d) of the
            Securities Exchange Act of 1934 for the Fiscal Year Ended
            June 30, 2001
                                        or
   ___ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-10832

                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

               New York                                        13-2956272
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

                     250 Clearbrook Road, Elmsford, NY 10523
                     ---------------------------------------
                    (Address of principal executive offices)

     Registrant's telephone number:  (914) 592-6100
                                      -------------

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

                                    / /
                                    ---               ---
                                    Yes                No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ( ) NO ( X )

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of August 31, 2001 was approximately $1,358,805. On such date, the average of the closing bid and asked prices of the Common Stock, as quoted by the OTC Bulletin Board, was $.24.

     The registrant had 9,271,054 shares of Common Stock outstanding as of September 30, 2001,

     The information required by Part III of Form 10-K is incorporated by reference to the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders tentatively scheduled for December 14, 2001 to be filed with the Securities and Exchange Commission on or prior to October 28, 2001.

     Introductory Note - Forward Looking Statements

     This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may", "will", "project", "expect", "believe", "estimate", "anticipate", "intend", "continue", "potential", "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to, adverse changes in general economic conditions, the economic, political and social impact of the September 2001 terrorist attacks on the United States and the resulting ability of the Company to transact its business in a timely and efficient manner, the Company's ability to repay its loans when due, changes in the markets for the Company's products and services, the ability of the Company to successfully design, develop, manufacture and sell new products, the Company's ability to successfully market its existing and new products, adverse business conditions, increased competition, pricing pressures, risk associated with foreign operations, the ability to attract and retain key personnel, difficulties in obtaining adequate long-term financing to meet the Company's obligations, changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or its customers, changes in currency exchange rates and regulations, and other factors set forth in this Form 10-K.

     Part I

     Item 1.  Business

     a) General Development of Business

     AFP Imaging Corporation was organized on September 20, 1978, under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for producing medical and dental x-ray images by chemical processing photosensitive materials as well as manufacturing other closely related electro/optical imaging equipment. These products have been adapted to medical, industrial, dental and graphic arts applications. The Company's products are distributed to worldwide markets through a network of independent and unaffiliated dealers.

     As of June 30, 2001, the Company wrote-off the balance of the goodwill associated with the July 1995 acquisition of its medical diagnostic imager product line, to reflect changing technology and market conditions, in accordance with generally accepted accounting principles. This charge, of $846,000, is included in special charges in the accompanying Consolidated Financial Statements. The Company also recorded a charge of $200,000 to reduce the carrying value of the associated inventory to reflect the recognized impairment in the market value. This charge is included in cost of goods sold in the accompanying Consolidated Financial Statements. See
     Note 8 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation for a further discussion.

     On July 30, 2001, the Company sold its graphic arts business and selected related assets to a third party for approximately $350,000, comprised of cash and a note receivable. As of June 30, 2001, the Company incurred a charge of approximately $110,000 due to the recognized impairment in the market value of the inventory associated with the graphic arts business and associated costs for the disposition of this business segment. These costs are included as special charges in the accompanying Consolidated Financial Statements.

     On September 21, 2001, the Company established a new three-year, $3.5 million senior secured revolving credit facility with a new senior secured lender. The general terms, conditions, and covenants were modified from the previous credit facility, with the Company's former secured lender. See
     Note 2 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation for a further discussion.

     b) Financial Information about Industry Segments

     The Company was engaged in two industry segments: medical/dental and graphic arts, through July 2001. The Company is no longer engaged in the graphic arts industry, since the business and associated inventory and other assets were sold to a third party on July 30, 2001. The Company has agreed not to compete in this same business line of graphic arts film and plate processing equipment for ten years. The Company's business segments were based on differences in the nature of their operations, including distribution channels and customers. The composition of the segments is consistent with that used by the Company's management in making strategic decisions. See Note 7 to the Consolidated Financial Statements for further discussion of the Company's industry segments.

     c) Narrative Description of Business

     Principal Products and Services

     Medical, Dental and Industrial X-Ray Processors & Accessories

     The Company manufactures and distributes a line of freestanding and table top medical, dental and industrial x-ray film processors. These machines are capable of processing or developing films of various sizes. The exposed film is inserted into equipment and returned to the operator developed, fixed, washed and dried. The equipment can be located either in a dark room site or adapted to a daylight loading system. These units are used for diagnostic x-ray imaging and industrial, non-destructive testing applications. The Company's products are distributed worldwide through an unaffiliated dealer network to doctors, dentists, hospitals, medical clinics, the U.S. military, and other facilities.

     Digital Dental Imaging Systems

     The Company manufactures and distributes a filmless digital dental radiography system, based on x-rays and electronic imaging technology. Such technology generates and captures a patient's dental images with an intraoral sensor and then displays the image on a computer screen that operates in a Windows-based software environment.

     The Company manufactures and distributes intraoral video dental cameras and related software. These products allow users to capture up to four intraoral dental images on a single computer screen and feature the mobility of the camera between operatories by "docking" (plugging in) directly into another chairside location. These products can be networked and are compatible with the Company's digital dental radiography system. A proprietary, Windows-based software suite provides for selection, transmission and manipulation of the desired images by the dentist.

     Diagnostic Imagers and Viewers

     The Company manufactures a line of multiformat compact cameras to permanently record and document the images produced during diagnostic examinations from several different applications. These cameras can record from one to nine images on a film that can be processed and developed in the Company's film processors.

     X-Ray Systems

     The Company has the worldwide distribution rights to a European-developed intraoral dental x-ray machine. The Company also has the North American distribution rights to a Japanese developed panoramic dental x-ray machine. The x-ray film exposed by each of these units is then developed in the Company's processors. These x-ray products also are compatible with the Company's digital x-ray products and software.

     Graphic Arts Processors

     The Company previously distributed various sized graphic arts processors, which developed different photosensitive materials such as rapid access film and papers. These processors are intended for use with phototypesetting, graphics and other pre-printing press applications. Newspapers, publishers and commercial printers are primary customers for these products. This product line was sold on July 30, 2001.


     Patents and Trademarks

     The Company presently holds many domestic and foreign utility patents, which, the Company believes, are material to the technology used in its products. The Company's intellectual property includes several patents acquired as part of acquisitions in 1997. The Company is not aware of any patents held by others that conflict with the Company's current product designs. The Company has agreed to pay a nominal royalty on the domestic sales of its digital dental systems to a third party under a license for the use of the third party's software format in the operation of one of the Company's systems. Such royalty payments have not been and are not anticipated to be material to the operations of the Company. The principal technology applied to the construction of the Company's other products is state-of-the-art and may be considered proprietary. Patent applications have been filed where appropriate. The Company owns several domestic and foreign trademarks, which it uses in connection with the marketing of its products. The Company utilizes various domestic and international forms of trademarks, including AFP Imaging, DENT-X, and Sens-A-Ray 2000, among others. The Company believes that these utility patents and trademarks are important to its operations and the loss or infringement by others of its rights to such patents and trademarks could have a material adverse effect on the Company.

     Research and Development

     The amounts spent by the Company during each of the Company's last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, are as follows:

                       2001                2000                1999
                       ----                ----                ----
                     $457,172            $476,679           $1,205,461


     The Company conducts research and development activities internally as well as contracts certain projects to qualified vendors and expert consultants. The Company's research and development efforts and technologies have been enhanced by business acquisitions completed in Fiscal Years 1997 and 1998. In each of these transactions, the Company added new product lines, and gained proprietary technologies and access to future research and development benefits. Commencing in April 1997, the Company participated in the development of new video/x-ray imaging sensors, including but not limited to Close Coupled Device ("CCD") and Complimentary Metal Oxide Semiconductor ("CMOS") type sensors. Research and development costs for Fiscal Years 1999 and 2000 do not include the European Union ("EU") grants paid to the Company for the Company's participation in this research and development project. All dental applications resulting from the research under the project will be licensed exclusively to the Company. The EU contract expired in May 2000. However, the Company is continuing its research and development efforts previously conducted under the EU contract, with internally generated funds.

     The Company's level of research and development spending is discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Raw Materials

     The Company does not utilize any unique or difficult to obtain raw materials or processes in the design and manufacture of its products. The Company anticipates that an adequate commercial supply of all raw materials will remain available from multiple sources. However, the Company owns proprietary designs and tooling to produce CCD and CMOS digital x-ray sensors, which are in the physical possession of a Company vendor.

     Sales, Marketing and Distribution

     All of the Company's products are manufactured and distributed domestically and internationally in two basic forms. Certain products are custom engineered for Original Equipment Manufacturer's ("OEM") customers and carry the respective OEM's brand label. The OEM's are responsible for the installation and servicing of OEM-labeled products. The balance of the Company's products are marketed under the Company's own trade names and are distributed through an extensive network of independent medical and dental dealers. These dealers install and service such products. The Company conducts worldwide marketing and regional sales management efforts to promote all of its products and brand names.

     The Company advertises in domestic and international trade journals, provides sales support and literature, prepares technical manuals and conducts customer education and training programs in order to promote its products. In addition, the Company participates in domestic and international trade and clinical shows.

     Government Regulation

     The United States Food and Drug Administration ("FDA") regulates the distribution of all equipment used as medical devices. The Company believes it has registered all of its applicable medical and dental products with the FDA. The FDA has the right to disapprove the marketing of any medical device that fails to comply with FDA regulations. The Company believes that its products and procedures satisfy all the criteria necessary to comply with FDA regulations. The Company's manufacturing facility is ISO (International Standards Organization) 9001 certified. Where applicable, the Company's products are Conformite' Europeenne ("CE") certified for sales in the European Union. Any future changes in regulations, domestically or internationally, governing devices such as the Company's medical and dental products could have a material adverse effect on the Company.

     Seasonal Nature

     The Company believes its business is not seasonal.

     Working Capital Practices

     The Company believes its practices regarding inventories, receivables or other items of working capital to be typical for the industries involved. In September 2001, the Company established a new three-year, senior secured credit facility with a new lender. The general terms, conditions, and covenants were modified from the previous agreement with the Company's former secured lender. See Note 2 to the Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion.

     Customers

     No customer accounted for 10% or more of net sales in Fiscal Years 2001, 2000 or 1999. Management does not believe the loss of any one customer would have a materially adverse effect on the Company's consolidated business.

     Backlog Orders

     As of June 30, 2001, the Company's backlog of orders for its products was approximately $1,789,000 (excluding graphic arts orders) as compared to $5,394,000 as of June 30, 2000, which included graphic arts orders. The Fiscal 2000 backlog also included a government order of $1,354,000. All of the orders included in the backlog at June 30, 2001 are scheduled for delivery on or before June 30, 2002. OEM bulk purchase commitments are typically negotiated for 12-month periods and are not based on a calendar or fiscal year. Spare part sales are not part of the Company's backlog calculations. In the opinion of the Company, fluctuations in the backlog and its size at any given time are not necessarily indicative of intermediate or long-term trends in the Company's business. Much of the Company's backlog can be canceled or the delivery dates of orders can be accelerated or extended without penalty. Delivery of capital equipment is frequently subject to changing budget conditions of medical institutions or end user clinical practitioners.

     Government Contracts

     The Company has two current contracts with the United States Government that are material to the Company's consolidated business. One contract is with the Department of the Air Force for the delivery of Deployable X-ray Film Processors. The other contract, which is subject to a purchase option release provision, is with the Department of the Army for the delivery of Hand Held Dental X-ray Systems. The Company anticipates shipping these units during the first quarter of Fiscal Year 2002. The Company's policy is to be responsive to all governmental Requests for Quotations (RFQ), which can be fulfilled within the scope of the Company's product lines.

     Competition

     The Company's products utilize mechanical, as well as analog and digital electronic, technologies. The Company is subject to both foreign and domestic competition. The competition is characterized by significant investment in research and development of new technologies, products and services. Some competitors are well established in the film processor manufacturing and distribution businesses and may have greater financial, distribution resources and facilities than the Company. The Company relies on internal research and development personnel as well as subcontracted vendors. With respect to all of its products, the Company competes on the basis of price, features, product quality, applications, engineering, and promptness of delivery and customer service. The Company also manufacturers and provides to OEM customers different product versions which may compete with Company-supplied products to other OEM, as well as Company-branded products. The Company purchases certain products from others for resale on a non-exclusive basis, which may be subject to competition from other independent distributors.

     The Company also competes in the dental imaging market also on the basis of its proprietary and patented technologies. Certain competitors have significant or greater resources and revenues in electronic digital imaging technologies and expertise in software development utilized in dental imaging products. See "Research and Development" for further discussion.

     Environmental

     The Company believes it is in compliance with the laws and regulations governing the protection of the environment and that continued compliance would not have a material adverse effect on the Company or require any material capital expenditures. The Company believes it does not use any controlled or regulated materials or processes in its operation. Compliance with local codes for the installation and operation of the Company's products is the responsibility of the end user, or the dealer who independently provides installation services. See Item 3, Legal Proceedings, for further discussion on environmental claims.

     Employees

     As of June 30, 2001, the Company employed 106 persons worldwide on a full-time basis. The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.

     d) Financial Information about Foreign and Domestic Operations and Export Sales

     With respect to the Company's last three fiscal years, domestic sales were $18,819,770 (2001), $18,586,087 (2000) and $20,736,264 (1999) representing
     78%, 73% and 71%, respectively, of the Company's sales during such periods. Domestic operating loss was $1,260,835, $256,302 and $1,413,688 for the years ended June 30, 2001, 2000 and 1999, respectively. Export and foreign sales during such periods were $5,231,530 (2001), $6,780,911 (2000) and
     $8,634,074 (1999) or 22%, 27% and 29% of total Company sales for each period, respectively. The Company's Swedish subsidiary, Regam, incurred net losses of $24,950, $151,580, and $268,200 for fiscal 2001, 2000, and 1999.
     The Company's Swedish operation is currently inactive.

     Assets used in the manufacture of export sales are integrated with the other assets of the Company.

     Item 2.  Properties

     The Company's executive offices and principal manufacturing facility are located in Elmsford, New York. This property is under a lease expiring on December 31, 2008 at a current rental of $491,793 per year, with increases through the lease term to $525,085, plus increases in real estate taxes, utility costs and common area charges. The Company believes its facility is well maintained, is in good operating condition, and is sufficient to meet the Company's present and anticipated needs. The Company is obligated through January 2002 for a small sales and marketing facility in Springfield, Virginia, where its graphic arts subsidiary had been located, unless the property can be leased prior to such date. The Company closed its small office at a University in Sweden in June 2000. The cost of each of the Virginia and Swedish facilities have not been material to the Company's consolidated property costs.

     Item 3.  Legal Proceedings

     The Company is currently defending a civil complaint filed on December 18, 1995 in Massachusetts in the Superior Court of the Commonwealth of Massachusetts. Such complaint was instituted by a former vendor of Visiplex Instruments Ltd., for breach of New York State Bulk Sales Notice Law, alleging that no notice of the bulk transfer was given in July 1995, when the Company acquired selected assets and liabilities of Visiplex. In addition, the plaintiff alleges a claim concerning certain inventories and disputed invoices. The Company maintains these matters were settled in full by the plaintiff and Visiplex Instruments Ltd., (the seller) prior to the Company's acquisition, and that the Company did not assume such liabilities. The Company did pay the plaintiff $290,000 for undisputed invoices in the ordinary course of business following the July 1995 closing. Visiplex Instruments Ltd. and the Company, simultaneously with the closing, entered into an Indemnification and Hold Harmless clause in the agreement, for the Company's benefit, which has a $500,000 limit. The amended complaint seeks damages in the sum of $443,500 for unpaid material invoices and $19.9 million in consequential damages, treble damages, interest and attorney fees. The Company's motion for summary dismissal of the amended claim was filed in July 2000. On September 27, 2000, the Court ruled on the Company's motion and granted summary judgment in favor of the Company on three of the six claims by the plaintiff. There will be a final pretrial conference on October 19, 2001, and the trial is scheduled to begin on December 3, 2001. The Company continues to deny there are any merits to the plaintiff's action, and intends to vigorously defend all the remaining three claims by pursuing due process under Massachusetts' law. At this time, the Company believes that the final outcome of this matter has the potential to have a material adverse effect on the Company, should there be a decision against the Company.

     The Company is involved in an insurance litigation case in Nevada, whereby the plaintiff and the insurance company claim that the Company's dental processor caused a fire on their premises. The Company maintains that the dental processor was not the cause of the fire or the damage indicated. The Company's insurance carrier, and their attorneys, are assisting in the Company's defense in this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

     The Company recently received two separate claims regarding environmental issues relating to property in New Jersey owned by the Company between August 1984 and June 1985. One claim relates to a well, located on the property. In this matter, the Company believes it complied with New Jersey's ECRA law for property inspection and clean up, as required, at the time of sale of the property. The Company maintains that all environmental issues were complied with at the time of the sale, in accordance with New Jersey law. The second claim relates to an offsite location for the disposition of trash and waste. In an effort to settle this second matter, the Company has joined, along with numerous other involved companies, an alternative dispute resolution process for smaller claims. The Company is also investigating, with the help of its insurance agent and legal counsel, the applicable insurance coverage for the specific time period.

     The Company is party to other claims and litigation arising in the ordinary course of business. The Company's insurance policies cover certain of these other claims and allegations. As such, the underwriter is vigorously assisting in the Company's defense in such matters. The Company does not believe that the final outcome of any of these matters, whether covered by insurance or otherwise, will have a material adverse effect on the Company.

     Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 2001.

                                     Part II

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     a) Market Information

     The Common Stock, par value $.01 per share, of the Company is the only class of the Company's common equity securities outstanding and is traded on the OTC Bulletin Board (Symbol "AFPC"), maintained by the National Association of Securities Dealers Inc. The following table, based on information supplied by Commodity Systems Inc., shows the range of the high and low bid information for the Company's Common Stock for each quarterly period during the Company's last two fiscal years. These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

         Quarter ended                           High Bid        Low Bid
         -------------                           --------        -------

         September 30, 1999                        $.45            $.25
         December 31, 1999                          .47             .28
         March 31, 2000                             .87             .38
         June 30, 2000                              .81             .38
         September 30, 2000                         .88             .38
         December 31, 2000                          .59             .27
         March 31, 2001                             .39             .23
         June 30, 2001                              .34             .23

     b) Holders

     As of September 28, 2001, the closing bid price for the Common Stock, as reported on the OTC Bulletin Board Market, was $.29, and there were 475 stockholders of record of the Common Stock. The Company estimates, based on surveys conducted by its transfer agent in connection with the Company's 2000 Annual Meeting of Stockholders, that there are approximately 2,000 beneficial holders of the Common Stock.

     c) Dividends

     No cash dividends have been declared on the Company's Common Stock to date and the Company anticipates that for the foreseeable future any earnings will be retained for use in its business. The Company currently is prohibited from paying cash dividends on its Common Stock, under the terms and conditions of its new senior secured credit facility. The Company does not currently have a set policy with respect to payment of dividends. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and the Company's senior secured lender, and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

     d) Recent Sales of Unregistered Securities

     In connection with the establishment of its new three-year, $3.5 million senior secured revolving credit facility, as of September 21, 2001, the Company issued to the new senior secured lender warrants to purchase up to 100,000 shares of the Company's Common Stock, at an exercise price of $.32 per share. These warrants, which expire on September 21, 2006, provide for "cashless exercise" and are subject to anti-dilution adjustment. The Company has granted specific "piggyback" registration rights with respect to the shares of the Company's Common Stock issuable upon exercise of the warrants. The Company believes that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

      Item 6.  Selected Financial Data

                                           As of and for the Years Ended June 30,
                                           --------------------------------------
                          2001              2000               1999                  1998              1997
                          ----              ----               ----                  ----              ----
NET SALES             $24,051,300       $25,366,998         $29,370,338         $  33,772,707       $37,048,510
                      ===========       ===========         ===========         =============       ===========
OPERATING
INCOME (LOSS)         $(1,285,785)(a)   $  (328,522)(b)     $(1,681,888)(c)     $  (2,799,245)(d)   $ 2,129,295
                      ===========       ===========         ===========         =============       ===========

NET INCOME (LOSS)     $(1,738,346)(a)   $  (807,882)(b)     $(2,206,942)(c)     $  (3,327,565)(d)   $ 1,548,597
                      ===========       ===========         ===========         =============       ===========

NET EARNINGS (LOSS)
PER SHARE
    BASIC             $      (.19)      $      (.09)        $      (.24)        $        (.34)      $       .21
                      ===========       ===========         ===========         =============       ===========
    DILUTED           $      (.19)      $      (.09)        $      (.24)        $        (.34)      $       .16
                      ===========       ===========         ===========         =============       ===========

TOTAL ASSETS          $ 8,635,214       $11,607,905         $13,986,084         $   18,660,90       $20,516,028
                      ===========       ===========         ===========         =============       ===========

LONG-TERM DEBT        $ 3,872,981       $ 4,875,005         $ 5,974,216         $  46,968,609       $ 4,412,116
                      ===========       ===========         ===========         =============       ===========

SHAREHOLDERS'
EQUITY                $ 2,717,223       $ 4,454,939         $   5,208,299       $   7,793,985       $10,873,384
                      ===========       ===========         =============       =============       ===========

SHAREHOLDERS'
EQUITY PER
COMMON SHARE          $       .29       $       .48         $       .56         $         .80       $      1.06
                      ===========       ===========         ===========         =============       ===========
COMMON SHARES
OUTSTANDING,
at end of period        9,271,054         9,271,054           9,271,054             9,767,949         7,432,714
                      ===========       ===========         ===========         =============       ===========
CASH DIVIDENDS
PER COMMON SHARE         none               none               none                 none                none

     (a) This amount includes charges and provisions of $846,000 to reduce the goodwill associated with the medical diagnostic imager product line to $0, and $110,000 to reflect the sale of the graphic arts business, including $50,000 to reduce the graphic arts inventory to the fair market value and $60,000 for severance and other closing costs.

       (b) This amount includes charges and provisions of $400,000 due to the recognized impairment in the fair market value of the graphic arts inventory; offset by a benefit of $100,000, to reflect the restructuring and reduction in the principal amount of a Subordinated Promissory Note issued in 1997.

     (c) This amount includes charges and provisions of approximately $750,000 net, related to the Company's dental camera operations, due to the recognized impairment in the value of this product line. See Note 8 to the Consolidated Financial Statements for further discussion of these special charges.

     (d) This amount includes charges and provisions of approximately $1.3 million to reduce the original goodwill associated with the acquisition of Regam Medical Systems AB for a recognized impairment in the carrying value of this asset, approximately $1.7 million for the portion of the purchase price, of the dental product camera line, related to in-process research and development expenditures, and approximately $329,000 of non-recurring costs to close down the Swedish plant and transfer all the manufacturing activities to the US.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

     Capital Resources and Liquidity

     The Company's working capital decreased approximately $1,157,000 between Fiscal Year 2001 and Fiscal Year 2000. The decrease mainly is due to a $590,000 decrease in inventory, and a $568,000 decrease in accounts receivable. These funds were used to repay the revolving debt.

     As of September 21, 2001, the Company established a new senior secured credit facility, (the "Revolving Credit Loan") consisting of a $3.5 million revolving line of credit, to replace its then current senior secured credit facility, which would have expired on October 31, 2001. The Company's former senior secured lender filed for Chapter 11 under the Bankruptcy Code and indicated to the Company that it did not intend to renew the credit facility in October 2001. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. The Revolving Credit Loan also provides for a decrease in the maximum amount of loan available under the revolving line of credit, an interest rate increase to 1-3/4% over the prime rate, the formula to calculate available funds based on eligible accounts receivable and inventory is stricter, and there are more reporting requirements to the senior secured lender, than under the Company's former credit facility. This Revolving Credit Loan provides for decreases in the interest rate charged on monies outstanding, currently at 7-1/4% per year, under specified circumstances. The Company is dependent upon the Revolving Credit Loan to finance its overall operations. At September 28, 2001, the Company had available $530,600 of unused credit under the Revolving Credit Loan.

     As of June 30, 2001, the Company was not in compliance with the terms and conditions of its former senior secured lender, as it did not meet the net worth covenant, or the debt service covenants.

     The Company's historical operating cash flows have been positive; however, the Company is dependent upon its credit facilities to finance its ongoing operations. The Company expects its need for working capital will continue to be financed by operations and from borrowings on its Revolving Credit Loan. The Company presently is unaware of any other trends, demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future, except for any ongoing losses from its operations and the final outcome of any pending litigation. No assurances can be given that the Company will have sufficient cash flow in the near or long term.

     Capital expenditures for Fiscal Year 2001 of approximately $203,000 consisted of a new computer network system, individual computer workstation upgrades, and production tooling costs to upgrade and enhance the Company's dental product lines, leasehold improvement costs, and other appropriate replacements in the normal course of operations. The Company expects to finance any future capital requirements principally from internally generated funds. The total amount of capital expenditures is limited under the Revolving Credit Loan.

     Results of Operations - Fiscal 2001 vs. Fiscal 2000

     In March 2001, the Company implemented a re-organizational and re-structuring plan to better match the Company's resources with the then-current projected sales forecast. Termination notices were given to 11% of its workforce, including both production and support employees. Cost reductions were implemented which included the elimination of attendance at an international show, reduced travel and communication expenses, and a continuation of a Company-wide cost savings program. Additionally, certain low margin products were discontinued. The Company expects to begin to realize the associated benefits beginning with the first quarter of Fiscal Year 2002, and did not incur any associated special charges during Fiscal Year 2001.

     Sales decreased by approximately $1,315,000 or 5.2 % between the two fiscal years. Sales by the Company's graphic arts business decreased $750,000 from the prior fiscal year. Due to the continuing decline in graphic arts sales, the Company decided to dispose of this business segment, and completed the disposition in July 2001. The Company's medical diagnostic imagers experienced a significant decrease in sales volume, of $1.5 million between the two fiscal years. This decrease is attributable to evolving technology and changing customer demands, changing market conditions, and expiration of purchase agreements by large OEM customers. Sales of dental product increased $900,000 between the two fiscal years. Included in the first quarter of Fiscal 2001, was a sale to the military of approximately $1.3 million. Additionally, the Company had a full year of sales of its intraoral x-ray unit in Fiscal 2001, whereas this product was first marketed and sold beginning in the fourth quarter of Fiscal 2000. The analog medical and dental sales remained fairly current between the two periods.

     Gross profit as a percent of sales decreased slightly, approximately .4 percentage points. Included in material costs is a charge of $200,000 to reflect the lower realizable value of the medical diagnostic imager inventory. Excluding this distinct charge, gross profit, as a percent of sales would have increased slightly, approximately .4 percentage points. This improvement can be attributable to a reduction in overhead costs, changes in the product mix, and the stronger US dollar in Fiscal 2001.

     Selling, general, and administrative costs decreased approximately $199,000 or 2.6% between Fiscal Year 2001 and Fiscal Year 2000. This decrease is due to management's efforts throughout the year to reduce expenses and eliminate redundant charges. The Company reduced attendance at several industry trade shows, and associated travel costs, based on current projected sales. As noted above, the Company anticipates further reductions in these costs in Fiscal 2002, based on projected sales levels.

     Research and development costs decreased slightly, approximately $19,000 or 4% between the two fiscal years. The Company continues to invest in sustaining engineering and related costs for its analog products. Where applicable, the Company is acting as a master import distributor for products developed by others. The Company continues to focus on the refinement of its digital products in order to reduce costs and maintain market share.

     Special charges include approximately $846,000 to completely write-off the goodwill associated with the medical diagnostic imager product line. This line was acquired in July 1995, and due to changing technology and market conditions, the Company believes that there has been an impairment in the carrying value of this long-lived asset. Special charges also include a charge of $110,000 to accrue the closing costs associated with the sale of the graphic arts product line on July 30, 2001. These charges include $50,000 to reduce the graphic arts inventory to fair market value, and $60,000 related to severance, lease obligations, legal and other closing costs.

     Interest expense, net decreased approximately $35,000 or 7% between Fiscal 2001 and Fiscal 2000. Fiscal 2001 included $33,000 of interest costs associated with a subordinated note, restructured in August 1999, and a higher interest rate (3/4%) on the credit facility after it was renewed in October 2000. The Company reduced its debt by $1,055,000 during the year, which reduced interest expense by approximately $40,000, and there were several decreases in the prime-borrowing rate during the last two quarters of the current fiscal year. As noted above, In September 2001, the Company established a new credit facility with a new lender. The interest rate under the new facility is slightly higher than the interest rate under the prior credit facility.

     The income tax provision primarily reflects nominal state taxes due. The Company did not recognize a tax benefit for the net loss in Fiscal 2001, as the Company does not meet the criteria described in statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" for recording such benefit.

     Results of Operations - Fiscal 2000 vs. Fiscal 1999

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

     Special charges included approximately $400,000 for the reduction in the carrying value of long-lived assets, principally the graphic arts inventory, to fair market value, based upon the signed letter of intent to sell these assets. Special charges also included $100,000 to reflect the restructuring and reduction in the principal amount of a Subordinated Promissory Note issued in 1997.

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




     Item 8. Financial Statements and Supplementary Data

AFP IMAGING CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS
AS OF JUNE 30, 2001 AND 2000
TOGETHER WITH REPORT OF
INDEPENDENT PUBLIC ACCOUNTANTS

AFP IMAGING CORPORATION AND SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants                                                            F-1

Consolidated Balance Sheets -- June 30, 2001 and 2000                                               F-2

Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000
    and 1999                                                                                        F-3

Consolidated Statements of Shareholders' Equity and Comprehensive Loss for                          F-4
    the Years Ended June 30, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended June 30, 2001,                           F-5 to F-6
    2000 and 1999

Notes to Consolidated Financial Statements                                                          F-7 to F-17

Schedule II -- Valuation and Qualifying Accounts for the Years Ended June 30,                       F-18
    2001, 2000 and 1999

                      (Letterhead of Arthur Andersen LLP)


Report of Independent Public Accountants

To the Shareholders of
AFP Imaging Corporation:

We have audited the accompanying consolidated balance sheets of AFP Imaging Corporation (a New York Corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the three years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFP Imaging Corporation and subsidiaries as of June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

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







Stamford, Connecticut
September 24, 2001

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000



                                       ASSETS                                                 2001              2000
                                       ------                                            -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                                                             $     198,276     $    433,620
   Accounts receivable, less allowance for doubtful accounts and sales
      returns of $110,000 and $163,000, respectively                                         2,676,546        3,244,213
   Inventories                                                                               3,488,217        4,078,073
   Prepaid expenses and other current assets                                                   130,720          128,015
                                                                                         -------------     ------------
                Total current assets                                                         6,493,759        7,883,921

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Leasehold improvements                                                                      324,968          312,052
   Machinery and equipment                                                                   3,034,236        7,753,216
                                                                                         -------------     ------------
                                                                                             3,359,204        8,065,268
Less - Accumulated depreciation                                                             (2,748,726)      (7,173,162)
                                                                                         -------------     ------------
                                                                                               610,478          892,106
GOODWILL, net of accumulated amortization of $1,488,706 and
   $1,129,709, respectively
                                                                                             1,441,069        2,563,706

OTHER ASSETS                                                                                    89,908          268,172
                                                                                         -------------     ------------
                                                                                         $   8,635,214     $ 11,607,905
                                                                                         =============     ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                     $     141,667    $     194,556
   Accounts payable                                                                            982,825        1,165,012
   Accrued expenses                                                                            489,960          520,500
   Accrued payroll expenses                                                                    430,558          397,893
                                                                                         -------------     ------------

                Total current liabilities                                                    2,045,010        2,277,961

LONG-TERM DEBT                                                                               3,872,981        4,875,005

COMMITMENTS AND CONTINGENCIES                                                                  -                -

SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value, 30,000,000 shares authorized
      and 9,271,054 shares issued and outstanding at June 30, 2001 and 2000                     92,710           92,710
   Paid-in capital in excess of par                                                         11,545,883       11,545,883
   Accumulated deficit                                                                      (8,907,059)      (7,168,713)
   Cumulative translation adjustment                                                           (14,311)         (14,941)
                                                                                         -------------     ------------

                Total shareholders' equity                                                   2,717,223        4,454,939
                                                                                         -------------     ------------

                                                                                         $   8,635,214     $ 11,607,905
                                                                                         =============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999



                                                         2001                 2000                1999
                                                    ------------         ------------         ------------

NET SALES                                           $ 24,051,300         $ 25,366,998         $ 29,370,338

COST OF SALES                                         16,410,554           17,206,138           20,462,789
                                                    ------------         ------------         ------------
          Gross profit                                 7,640,746            8,160,860            8,907,549

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           7,513,359            7,712,733            8,633,976

RESEARCH AND DEVELOPMENT EXPENSES                        457,172              476,679            1,205,461

SPECIAL CHARGES                                          956,000              300,000              750,000
                                                    ------------         ------------         ------------
          Operating loss                              (1,285,785)            (328,552)          (1,681,888)

INTEREST EXPENSE, net                                    439,249              474,414              658,421
                                                    ------------         ------------         ------------
          Loss before income taxes                    (1,725,034)            (802,966)          (2,340,309)

PROVISION (BENEFIT) FOR INCOME TAXES                      13,312                4,916             (133,367)
                                                    ------------         ------------         ------------
NET LOSS                                            $ (1,738,346)        $   (807,882)        $ (2,206,942)
                                                    ============         ============         ============

NET LOSS PER COMMON SHARE
   Basic                                                   $(.19)               $(.09)               $(.24)
   Diluted                                                 $(.19)               $(.09)               $(.24)



The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                                                                                          Paid-in
                                                                                                          Capital
                                                                     Comprehensive        Common         In Excess
                                                                          Loss            Stock           of Par
                                                                     -------------        ------         ---------
Balance June 30, 1998                                                $       --       $     97,679     $ 11,858,704

   Retirement of 496,895 shares of common stock at $.75 per share    $       --             (4,969)        (367,703)

   Foreign currency translation adjustment                                 (6,072)            --               --

   Net loss                                                            (2,206,942)            --               --
                                                                     ------------
Comprehensive loss                                                   $ (2,213,014)            --               --
                                                                     ============     ------------     ------------

Balance June 30, 1999                                                                       92,710       11,491,001


   Issuance of 580,000 employee stock options at $.31 per share      $       --               --             54,882

   Foreign currency translation adjustment                                   (360)            --               --

   Net loss                                                              (807,882)            --               --
                                                                     ------------

Comprehensive loss                                                   $   (808,242)            --               --
                                                                     ============

Balance June 30, 2000                                                                       92,710       11,545,883

   Foreign currency translation adjustment                           $        630             --               --

   Net loss                                                            (1,738,346)            --               --
                                                                     ------------
Comprehensive loss                                                   $ (1,737,716)            --               --
                                                                     ============     ------------     ------------
Balance June 30, 2001                                                                 $     92,710     $ 11,545,883
                                                                                      ============     ============

                                                                                          Foreign
                                                                                         Currency
                                                                        Accumulated     Translation
                                                                         Deficit         Adjustment          Total
                                                                        -----------     -----------     ------------
Balance June 30, 1998                                                 $ (4,153,889)    $     (8,509)    $  7,793,985

   Retirement of 496,895 shares of common stock at $.75 per share             --               --           (372,672)

   Foreign currency translation adjustment                                    --             (6,072)          (6,072)

   Net loss                                                             (2,206,942)            --         (2,206,942)
Comprehensive loss                                                            --               --               --
                                                                      ------------     ------------     ------------

Balance June 30, 1999                                                   (6,360,831)         (14,581)       5,208,299


   Issuance of 580,000 employee stock options at $.31 per share               --               --             54,882

   Foreign currency translation adjustment                                    --               (360)            (360)

   Net loss                                                               (807,882)            --           (807,882)

Comprehensive loss                                                            --               --               --
                                                                      ------------     ------------     ------------

Balance June 30, 2000                                                   (7,168,713)         (14,941)       4,454,939

   Foreign currency translation adjustment                                    --                630              630

   Net loss                                                             (1,738,346)            --         (1,738,346)

Comprehensive loss                                                            --               --               --
                                                                      ------------     ------------     ------------
Balance June 30, 2001                                                 $ (8,907,059)    $    (14,311)    $  2,717,223
                                                                      ============     ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999



                                                                    2001             2000              1999
                                                                -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(1,738,346)    $  (807,882)    $(2,206,942)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-
       Non-cash special charges                                     846,000         354,882         750,000
       Accretion of imputed interest on note payable                   --              --           154,927
       Gain on sale of equipment                                       --              --           (60,037)
       Depreciation and amortization                                761,233         713,612         707,635
       Provision for losses on accounts receivable                   99,356          87,049         260,506
       Change in assets and liabilities:
         Decrease in accounts receivable                            468,311         592,252         491,573
         Decrease in inventories                                    589,856       1,016,755         664,573
         (Increase) decrease in prepaid expenses and other           (2,705)        (38,057)        204,031
         Decrease (increase) in other assets                        178,264         (70,239)        183,157
         (Decrease) increase in accounts payable                   (182,187)        199,067        (300,182)
         Decrease in accrued expenses                               (30,540)       (180,649)       (718,866)
         Increase (decrease) in accrued payroll expenses             32,665        (310,624)        192,178
                                                                -----------     -----------     -----------
                Total adjustments                                 2,760,253       2,364,048       2,529,495
                                                                -----------     -----------     -----------
                Net cash provided by operating activities         1,021,907       1,556,166         322,553
                                                                -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (202,968)       (138,626)       (169,357)
                                                                -----------     -----------     -----------
                                                                   (202,968)       (138,626)       (169,357)
                Net cash used in investing activities           -----------     -----------     -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999



                                                                2001             2000              1999
                                                             ----------      ----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing of debt                                               --              --            77,284
   Repayments of debt                                        (1,054,913)     (1,232,613)       (197,675)
   Retirement of common stock                                      --              --          (372,672)
                                                             ----------      ----------        --------

                Net cash used in financing activities        (1,054,913)     (1,232,613)       (493,063)

EXCHANGE RATE EFFECTS ON CASH AND CASH
   EQUIVALENTS                                                      630            (360)         (6,072)
                                                             ----------      ----------        --------

                Net (decrease) increase in cash and cash
                   equivalents                                 (235,344)        184,567        (345,939)

CASH AND CASH EQUIVALENTS, at beginning of year                 433,620         249,053         594,992
                                                             ----------      ----------        --------
CASH AND CASH EQUIVALENTS, at end of year                   $   198,276     $   433,620     $   249,053
                                                             ==========      ==========        ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the year for-
     Interest                                               $   444,912     $   489,218     $   659,935
     Income taxes                                           $    19,713     $    28,469     $     3,467

SUPPLEMENTAL NON-CASH INVESTING AND FINANCIAL ACTIVITIES DISCLOSURES:

In Fiscal 1998, notes payable of $2.5 million were issued in lieu of cash payments made for the acquisition of a dental product line. Approximately $1.4 million of these notes were forgiven in Fiscal 1999 (see Note 8).



The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

1.   ACCOUNTING POLICIES

The Company

AFP Imaging Corporation, together with its subsidiaries, (the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since its inception, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing or producing medical and dental images by chemical processing photosensitive materials as well as manufacturing other electro/optical imaging equipment. These products have been adapted to medical industrial, dental and graphic arts applications. The Company's products are distributed to worldwide markets through a network of independent dealers and original equipment manufacturers. The Company disposed of its graphic arts product line on July 30, 2001 (see Note
8).

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

Inventories

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). At June 30, 2001 and 2000, inventories consist of the following:


                                                      2001            2000
                                                   ----------     ----------

        Raw materials and sub-component parts      $2,147,813     $3,367,576
        Work-in-process and finished goods          1,340,404        710,497
                                                   ----------     ----------
                                                   $3,488,217     $4,078,073
                                                   ==========     ==========

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


Depreciation

Machinery and equipment are depreciated using straight-line and accelerated methods over estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of 15 years or their estimated useful lives.

In connection with the Company's reduction and restructuring of its leased premises during Fiscal 2001, the Company retired approximately $4.8 million of fully depreciated assets.

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs have been incurred in connection with the design and development of the Company's products.

Goodwill

Goodwill is amortized on a straight-line basis, over a 15 year period.

The Company periodically reviews the carrying value of its goodwill and other long-lived assets to determine whether an impairment may exist. The Company considers relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of the asset can be recovered. During Fiscal 2001 and 1999, the Company determined that the value of certain of its goodwill was impaired (see Note 8). As of June 30, 2001, the Company believes that no impairment of any other long-lived assets exists.

Foreign Currency Translation

Assets and liabilities of the Company's foreign operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected as a separate component of shareholders' equity. Any transaction gains and losses are included in net income.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


Basic and Diluted Loss Per Common Share

The computation of net earnings per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable. Basic and diluted earnings per common share for the fiscal years ended 2001, 2000 and 1999 are presented below:

                                                       2001            2000           1999
                                                   -----------     -----------     -----------
    Net Loss Available for Common Shareholders     $(1,738,346)    $  (807,882)    $(2,206,942)

    Weighted Average Common Stock Outstanding        9,271,054       9,271,054       9,271,054
                                                   -----------     -----------     -----------
    Basic Loss Per Share                           $      (.19)    $      (.09)    $      (.24)
                                                   ===========     ===========     ===========
    Net Loss Available for Common Shareholders
                                                   $(1,738,346)    $  (807,882)    $(2,206,942)

    Weighted Average Common Stock Outstanding
                                                     9,271,054       9,271,054       9,271,054
                                                   -----------     -----------     -----------
    Diluted Loss Per Share                         $      (.19)    $      (.09)    $      (.24)
                                                   ===========     ===========     ===========

The diluted weighted average number of shares outstanding does not include the potential exercise of 1,288,500, 1,675,500 and 1,147,620 stock options in Fiscal 2001, 2000 and 1999, respectively, as such amounts are antidilutive when there is a loss.

Adoption of New Financial Standards

In June 2000, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No.
133. SFAS No. 133 and SFAS No. 138 established accounting and reporting standards for derivative financial instruments. These standards did not have any effect on the Company's financial statements, as it presently does not have any derivative financial instruments.

In June 2001, the FASB issued SFAS No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method after that date. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations will cease upon adoption of this statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this statement. Companies will also be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. The Company is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


2.   DEBT

During Fiscal 2001, the Company had a senior credit facility consisting of a $4.5 million revolver and term loan facility. This facility was due to expire on October 31, 2001. This facility required that certain financial ratios and net worth amounts be maintained. At June 30, 2001, the Company was in compliance with all of its covenants and terms, with the exception of the debt service coverage ratio and net worth covenant.

On September 21, 2001, the Company entered into a secured revolving credit facility with a new lender for $3.5 million to replace the expiring revolver. The interest rate on revolving advances under this facility will be equal to the Prime Rate plus 1.75%. This facility is due to expire on September 21, 2004. This new facility is sufficient to finance the Company's ongoing working capital requirements assuming that its losses from operations do not continue for a material period of time. The new facility is secured by the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. In connection with this facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's stock at $0.32 per share, subject to an adjustment for all subsequent issuances of stock.

Upon execution of the new facility, the Company utilized the new facility to repay the former revolver balance of $1,801,000. At September 21, 2001, after repayment of the former revolver balance, the Company had available $700,200 of unused lines of credit for short-term financing under the facility. As a result of the new financing agreement, the former revolver and term loan were classified as long-term as of June 30, 2001 in the accompanying balance sheet.

As of June 30, 2001 and 2000, debt consisted of the following:

                                                                               2001              2000
                                                                           ----------       ----------

        Revolver                                                           $1,513,948       $2,392,127
        Term Loan (a)                                                         796,078          972,812
        Nystrom Subordinated Note Payable (b)                                 800,000          800,000
        Dental Product Line Subordinated Note Payable (c)                     850,000          850,000
        Other                                                                  54,622           54,622
                                                                           ----------       ----------
                                                                            4,014,648        5,069,561

        Less - Current Portion                                               (141,667)        (194,556)
                                                                           ----------       ----------
        Total long-term debt                                               $3,872,981       $4,875,005
                                                                           ==========       ==========

        (a) For the period through and including June 2001, the term loan was paid in monthly payments of $16,213, representing the principal. During July 2001, the lender consolidated the term loan balance with the revolver, which was repaid in September 2001 with proceeds from the new facility discussed above.
        (b) This note payable consists of a $800,000 promissory note to ACG Nystromgruppen AB ("Nystrom"), the former parent of a Swedish dental company. Under the terms of this note, as amended (see Note 8) interest only will be paid quarterly for the first three years, followed by thirty-six equal monthly installments of $22,222 plus interest on the unpaid balance, beginning in May 2003. The Nystrom promissory note bears interest at a rate of LIBOR plus 2% (6.71% at June 30, 2001).
        (c) This note represents a promissory note payable to the former owner of a dental product line, which the Company acquired in December 1997. Under the terms of this note, as amended (see Note 8), $150,000 was due and paid on August 10, 1999, and the residual balance of $850,000 will be paid in 36 equal installments beginning in January 2002. The note bears interest at a fixed rate of 7.75%.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


The fair market value of all of the Company's debt approximates its carrying value.

Maturities of debt by fiscal year ended June 30 are as follows:

        2002                                  $   141,667
        2003                                      382,399
        2004                                      550,000
        2005                                    2,718,360
        2006                                      222,222


3.   COMMON STOCK OPTIONS AND STOCK PURCHASE PLAN

The Company has three employee incentive stock option plans, under which approximately 2,000,000 shares of Common Stock are authorized and available for issuance. Under the terms of the plans, options to purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company. Transactions under the plan for Fiscal 2001, 2000 and 1999 are as follows:

                                                         Weighted                    Weighted                    Weighted
                                                         Average                     Average                     Average
                                           2001           Price          2000         Price          1999         Price
                                         ---------      --------      ---------      --------     ----------     --------

Options outstanding, beginning of
    fiscal year                          1,675,500      $0.64         1,147,620      $0.82           974,120      $1.10
Granted                                    520,500       0.41           673,000       0.34           426,000       0.82
Exercised                                      -            -              -            -                -           -
Cancelled                                 (907,500)      0.71          (145,120)      0.66          (252,500)      1.91
                                         ---------                    ---------                    ---------
Options outstanding, end of fiscal
    year                                 1,288,500       0.49         1,675,500       0.64         1,147,620       0.82
                                         =========                    =========                    =========

Options exercisable at June 30           1,288,500                    1,675,500                    1,147,620
                                         =========                    =========                    =========

Weighted average fair value of
    options granted during years
    ended June 30
                                             $0.29                       $0.24                        $0.62
                                         =========                    =========                    =========


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for grants in Fiscal 2001, 2000 and 1999: dividend yield of 0%; expected volatility ranging from 103% to 145%; expected life of five years and risk-free interest rate ranging from 4.38% to 6.78%.

At June 30, 2001, outstanding options had exercise prices ranging from $.25 to $2.00 with a weighted - average remaining contractual life of six years.

The Company accounts for these plans pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                       2001             2000             1999
                                                                   ------------       ----------     -----------

         Net loss                               As reported        $(1,738,346)       $(807,882)     $(2,206,942)
                                                Pro forma           (1,887,190)        (968,268)      (2,471,869)

         Basic earning per share                As reported            (.19)            (.09)            (.24)
                                                Pro forma              (.20)            (.10)            (.27)

         Diluted earnings per share             As reported            (.19)            (.09)            (.24)
                                                Pro forma              (.20)            (.10)            (.27)

The Company has a restricted stock purchase plan under which 400,000 shares have been reserved for issuance. No shares of restricted stock have been issued as of June 30, 2001.

4.   INCOME TAXES

The loss before provision for income taxes is comprised of the following:

                                                                 2001             2000              1999
                                                            ------------       ----------        -----------

             United States                                  $(1,700,084)       $(651,376)        $(2,072,069)
             Foreign                                            (24,950)        (151,590)           (268,240)
                                                            -----------        ---------         -----------

                   Total                                    $(1,725,034)       $(802,966)        $(2,340,309)
                                                            ===========        =========         ===========

The provision (benefit) for income taxes is comprised of the following:

                                                                 2001              2000           1999
                                                               -------            ------        ---------
             Current:
              State                                            $13,312            $4,916        $(133,367)
              Foreign                                             -                  -               -
                                                               -------            ------        ---------
                                                               $13,312            $4,916        $(133,367)
                                                               =======            ======        =========

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


The difference between the (benefit) provision for income taxes at the effective federal statutory rates and the amounts provided in the financial statements is summarized as follows:

                                                         2001            2000            1999
                                                      ---------       ---------       ---------
    Tax benefit at Federal statutory rates            $(586,512)      $(274,680)      $(750,360)

    Increase (decrease) in tax provision
     (benefit) resulting from:

    State income tax provision (benefit), net of
      federal benefit                                    13,312           4,916         (33,367)
    Foreign losses not benefited                          9,980          60,636         107,296
    Amortization in excess of tax basis                     624           3,206           3,206
    U.S. losses not benefited                           566,540         199,296         628,779
    Resolution of previous contingencies                   --              --          (100,000)
    Other                                                 9,368          11,542          11,079
                                                      ---------       ---------       ---------
    Provision (benefit) for income taxes              $  13,312       $   4,916       $(133,367)
                                                      =========       =========       =========

       The items which comprise the deferred tax balance are as follows:

                                                                        2001              2000
                                                                    -----------       -----------
    Depreciation and amortization                                   $ 1,524,270       $ 1,349,692
    Accrued liabilities and reserves not currently deductible           145,850           335,329
    Inventory                                                            86,663           207,971
    Net operating loss carryforwards                                  3,294,893         2,459,552
                                                                    -----------       -----------

                                                                      5,051,676         4,352,544

    Deferred tax asset valuation reserve                             (5,051,676)       (4,352,544)
                                                                    -----------       -----------

    Tax asset recognized on balance sheets                          $     -           $     -
                                                                    ===========       ===========

Net operating loss carryforwards ("NOLs") will expire beginning in 2009. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year. The Company recorded the above valuation reserve, based on management's conclusion that it is more likely than not that future operations will not generate sufficient taxable income to realize the deferred tax assets during the carryforward period for these tax attributes.

5.   PROFIT SHARING PLAN

The Company maintains a defined contribution profit sharing plan and trust pursuant to which participants receive certain benefits upon retirement, death, disability and, to a limited extent, upon termination of employment for other reasons. Allocation among participants' interests, including officers and directors who are employees, is in accordance with Internal Revenue Service regulations.

The aggregate amount contributed to the plan by the Company each fiscal year is determined by the Board of Directors following a review of the profits of such fiscal year. The plan requires no minimum contribution by the Company. The Company has not made any contributions related to profit sharing for the years ended June 30, 2001, 2000 and 1999.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


6.   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are defendants (together with other third parties) in a legal claim alleging that the Company violated bulk sales laws upon the acquisition of a medical product line in July 1995. The Company's motion for summary dismissal of the amended claim was filed in July 2000. On September 27, 2000, the Court ruled on the Company's motion and granted summary judgment in favor of the Company on three of the six claims by the plaintiff. There will be a final pretrial conference on October 19, 2001, and a trial is scheduled to begin on December 3, 2001. The Company continues to deny there are any merits to the plaintiff's action and will vigorously defend the remaining three claims, by pursuing due process under law. At this time, the Company believes that the final outcome of this matter has the potential to have a material adverse effect on the Company, should there be a decision against the Company. Furthermore, the Company has filed a cross claim against the seller under an indemnification clause contained in the asset purchase agreement between the two parties.

The Company is also a party to claims and litigation arising in the ordinary course of business. The Company intends to vigorously defend all such claims and does not expect the outcome of these matters individually or in the aggregate to have a material adverse effect on the Company's financial position or results of operations. The Company's insurance policies cover certain claims and allegations and the underwriter is assisting in the Company's defense.

The Company has leases for office and manufacturing facilities for periods expiring through fiscal year 2008. Approximate minimum annual rental payments under these leases as of the fiscal year ended June 30 are as follows:

        2002                                $   477,000
        2003                                    477,000
        2004                                    501,000
        2005                                    525,000
        2006 and thereafter                   1,838,000

Rent expense was approximately $592,000, $582,000 and $708,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

7.   SEGMENT INFORMATION

The Company operates in two distinct industry segments: medical/dental and graphic arts. The Company's business segments are based on differences in the nature of their operations, including distribution channels and customers. The composition of the segments and measure of segment profit is consistent with that used in making strategic decisions.

Medical/dental segment operations are conducted under the Dent-X and AFP tradenames and consists of the design, development, manufacturing and marketing of medical and dental image systems and all related accessories. The graphic arts segment operates under the LogE tradename and includes products such as paper and film developers (see Note 8).

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


The segment information for Fiscal 2001, 2000 and 1999 is shown below. Segment information related to operating loss includes costs directly attributable to each segment's operations.

                                                                                Depreciation                    Net
                                                    Operating                        &           Capital      Interest
                                      Net Sales        Loss         Assets      Amortization  Expenditures    Expense
                                     -----------   -----------   ------------   ------------  ------------    --------
        2001
           Medical/Dental            $21,386,150   $(1,216,075)  $  8,132,734     $761,233      $202,968      $359,249
           Graphic Arts                2,665,150       (69,710)       502,480         -             -           80,000
                                     -----------   -----------   ------------     --------      --------      --------
           Consolidated              $24,051,300   $(1,285,785)  $  8,635,214     $761,233      $202,968      $439,249
                                     ===========   ===========   ============     ========      ========      ========

        2000
           Medical/Dental            $21,976,524   $  (241,217)  $ 10,592,512     $707,439      $138,626      $354,414
           Graphic Arts                3,390,474       (87,335)     1,015,393        6,173          -          120,000
                                     -----------   -----------   ------------     --------      --------      --------
           Consolidated              $25,366,998   $  (328,552)   $11,607,905     $713,612      $138,626      $474,414
                                     ===========   ===========   ============     ========      ========      ========

        1999
           Medical/Dental            $24,767,670   $(1,526,766)   $12,282,372     $699,469      $166,117      $525,524
           Graphic Arts                4,602,668      (155,122)     1,703,712        8,166         3,240       132,897
                                     -----------   -----------   ------------     --------      --------      --------
           Consolidated              $29,370,338   $(1,681,888)   $13,986,084     $707,635      $169,357      $658,421
                                     ===========   ===========   ============     ========      ========      ========

Geographic financial information for the years ended June 30, 2001, 2000 and 1999 are as follows:

                                           2001                2000                 1999
                                       -----------         ------------         ------------
      Sales
         United States                $ 18,819,770         $ 18,586,087         $ 20,736,264
         Europe                               --                   --                   --
         Domestic export sales           5,231,530            6,780,911            8,634,074
                                      ------------         ------------         ------------
                      Total           $ 24,051,300         $ 25,366,998         $ 29,370,338
                                      ============         ============         ============
      Net Loss
         United States                $ (1,713,396)        $   (656,282)        $ (1,938,742)
         Europe                            (24,950)            (151,600)            (268,200)
                                      ------------         ------------         ------------
                      Total           $ (1,738,346)        $   (807,882)        $ (2,206,942)
                                      ============         ============         ============

      Identifiable Assets
         United States                $  8,617,654         $ 11,589,425         $ 13,926,364
         Europe                             17,560               18,480               59,720
                                      ------------         ------------         ------------
                      Total           $  8,635,214         $ 11,607,905         $ 13,986,084
                                      ============         ============         ============


There were no sales to any one customer in excess of 10% of net sales in Fiscal 2001, 2000 and 1999.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


8.   SPECIAL CHARGES

During 2001, the Company recorded a special charge of approximately $846,000 to write-off the balance of goodwill associated with the July 1995 acquisition of its medical diagnostic imager product line, due to impairment of this product line caused by changing technology and market conditions. Also in July 2001, the Company completed the sale of its LogE graphic arts product line at a loss of approximately $110,000. This amount is included in special charges and is comprised of $50,000 to reduce the inventory to fair market value and $60,000 for severance and other closing costs. Special charges in Fiscal 2000 included a provision of $400,000 to reduce the carrying value of the LogE inventory to fair market value, based upon a signed letter of intent to sell these assets and the Company's intention to exit this product line at that time.

Special charges in Fiscal 2000 also included a benefit of $100,000 to reflect the restructuring and reduction of a Subordinated Promissory Note issued in 1997 as part of the financing of an acquisition. On August 11, 1999, the Company and ACG Nystromgruppen AB ("Nystrom") of Sweden, agreed to an immediate reduction and restructuring of the Nystrom Subordinated Note Payable. The Company paid $100,000 to Nystrom plus accrued interest from April 17, 1999 to August 10, 1999, and the principal amount of the amended Nystrom Subordinated Note Payable was reduced by $100,000 (See Note 2) to $800,000 in total, to be paid over a six year period. A royalty payment, contingent on sales, as per the original Stock Purchase Agreement was due Nystrom and paid on April 17, 2000. There are no other contingent payments or further amendments to the Stock Purchase Agreement.

On January 4, 1999, $500,000 became due under the Company's $2.5 million promissory note issued to the former owner of a dental product line. The Company did not make payment on that note as the Company believed that the former owner breached the terms of the Asset Purchase Agreement dated December 24, 1997 related to the acquisition of the dental product line. During Fiscal 1999, the Company and the former owner reached a commercial settlement whereby the $2.5 million note would be extinguished and replaced with an $850,000 note and a payment of $150,000, the terms of which are discussed in Note 2. At the time the settlement was reached, the carrying value of the $2.5 million note was approximately $2.3 million, net of unamortized discount. The resulting $1.3 million reduction in the carrying value of the debt was recorded as a component of the special charges in 1999.

During Fiscal 1999, the Company recorded special charges of approximately $2.1 million related to the operations of the dental product line acquired in 1997, due to the recognized impairment in the value of this product line. The components of these charges were as follows:

    o Approximately $1.3 million write down of goodwill, reducing the carrying amount of this asset to $0,

    o Approximately $140,000 reduction in the carrying value of other acquired long-lived assets, principally equipment, to fair market value,

    o Approximately $530,000 to establish reserves related to acquired accounts receivable and inventory, the value of which not having yet been realized through collection or sale, to reduce the carrying amounts of these assets to net realizable value, and

    o Approximately $75,000 to establish a liability for the discontinuation of the former owner's consulting agreement with the Company, pursuant to the settlement arrangement.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


These special charges, which were recorded during the fiscal third and fourth quarters of Fiscal 1999, were based on revised sales forecasts, historical operating results and the progression of the Company's dispute in regard to the note payment due to the prior owner. The amount of the charge related to the impairment of goodwill and long-lived assets was calculated using the anticipated future discounted cash flows, as a proxy for fair value, of this product line.

AFP IMAGING CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999



                                       Balance at       Charged to      Charged to
                                       Beginning        Costs and         Other                        Balance at
             Description               of Period         Expenses        Accounts      Deductions     End of Period
             -----------               ---------        --------        ---------      ----------     -------------


June 30, 2001
-------------
Allowance for doubtful accounts
   and sales returns                   $ 163,000        $  99,356        $    -       $(152,348)        $ 110,000



June 30, 2000
-------------
Allowance for doubtful accounts
   and sales returns                   $ 427,000        $  87,049        $    -       $(351,049)        $ 163,000


June 30, 1999
-------------
Allowance for doubtful accounts
   and sales returns                   $ 422,203        $ 260,805        $    -       $(256,008)        $ 427,000

     Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

     Not applicable.
                                    Part III

     The information required in items 10, 11,12, and 13 are hereby incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders, tentatively scheduled for December 14, 2001, to be filed with the SEC on or prior to October 28, 2001.

     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         (a)     Financial Statements.
                 The financial statements and schedules listed in Item 8 are filed as a part of this annual report.
         (b)     Exhibits.
                 The following exhibits are filed pursuant to Item 601 of Regulation S-K. The numbers set forth below opposite the escription of each exhibit correspond to the Exhibit Table of
                 Item 601 of Regulation S-K.

     2.  (a)  -- Asset Purchase Agreement between Xenon Industries Inc., and
                 Visiplex Instruments, Ltd., dated June 30, 1995. (6)
         (b)  -- Stock Purchase Agreement between ACG Nystromgruppen AB and AFP
                 Imaging Corporation, dated April 17, 1997. (12)
         (c)  -- Asset Purchase Agreement between AFP Imaging and ProDen
                 Systems, Inc., dated December 24, 1997. (13).
         (d) -- Promissory Note between ProDen Systems, Inc. and AFP Imaging Corporation, dated August 10, 1999. (17)
         (e) -- Amended Promissory Note between ACG Nystromgruppen AB and AFP Imaging Corporation, dated August 11, 1999. (17)

     3.  (a)  -- Certificate of Incorporation of Registrant as amended.  (2)
         (b)  -- Restated Certificate of Incorporation of Registrant.  (4)
         (c) -- Certificate of Amendment to Certificate of Incorporation of Registrant. (8)
         (d) -- Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of the State of New York on October 12, 1995. (10)
         (e)  -- By-Laws of Registrant.  (2)
         (f) -- Excerpt from minutes of Board of Directors meeting of August 12, 1982, Amending the By-Laws of Registrant. (5)

     4.  (a)  -- Specimen of Common Stock Certificates.  (2)
         (b)  -- 1980 Restricted Stock Purchase Plan of the Registrant.  (2)
         (c)  -- Form of Restricted Stock Purchase Agreement.  (2)
         (d) -- Registration Statement dated December 31, 1997 to register the Common Stock issuable upon exercise options granted under the Employee Stock Option Plans. (15)
         (e) -- Settlement and Standstill Agreement dated October 13, 1998, by and among AFP Imaging, David Vozick, Donald Rabinovitch, and Robert Rosen (16)
         (f) -- Common Stock Purchase Warrant issued to Keltic Financial Partners LP.

     10. (a)  -- Health and Medical Reimbursement Plan.  (2)
         (b) -- Lease Agreement dated September 1, 1985, for premises at 250 Clearbrook Road, Elmsford, NY. (7)
         (c) -- Greyhound Financial Capital Corporation Loan and Security Agreement. (8)
         (d) -- Finova Capital Corporation (formerly Greyhound Financial Capital Corporation) Amendment No. 3 to Loan and Security Agreement and Replacement Secured Promissory Note. (14)
         (e)  -- Profit Sharing Plan of the Registrant, as supplemented.  (2)
         (f)  -- Registrant's 1992 Stock Option Plan.  (9)
         (g)  -- Registrant's 1995 Stock Option Plan. (11)
         (h)  -- Registrants' 1999 Incentive Stock Option Plan. (17)
         (i)  -- Mediation Resolution Agreement dated August 10, 1999. (17)
         (j) -- Finova Capital Corporation Amendment No. 4 to Loan and Security Agreement. (17)
         (k) -- Finova Capital Corporation Amendment No. 7 to Loan and Security Agreement and Replacement Secured Promissory
                 Note. (18)
         (l)  -- Keltic Financial Partners LP Loan and Security Agreement.
         (m)  -- Keltic Financial Partners LP Revolving Note.
         (n) -- Contract for Sale of Business Assets between AFP Imaging and Amergraphss Corporation, dated July 30, 2001.

     11.-- Statement re computation per share earnings.  (3)

     21.-- Subsidiaries of the Registrant.

     23.-- Consent of Arthur Andersen.

     b)  Reports on Form 8-K:

     No Company Reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.

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

     (18) Incorporated by reference from the Exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     AFP IMAGING CORPORATION


     By:  /s/ Elise Nissen
         ---------------------------------------
         Elise Nissen, Chief Financial Officer
     Date:  October 10, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By:  /s/ Donald Rabinovitch
         ----------------------------------------
         Donald Rabinovitch, President & Director
         (Principal Executive Officer)
     Date:  October 10, 2001


     By:  /s/ David Vozick
         ----------------------------------------
         David Vozick, Chairman of the Board
                  Secretary and Treasurer
     Date:  October 10, 2001


     By:  /s/ Robert Blatt
         ----------------------------------------
         Robert Blatt, Director
     Date:  October 10, 2001


     By:  /s/ Jack Becker
         ----------------------------------------
         Jack Becker, Director
     Date:  October 10, 2001


     By:  /s/ Elise Nissen
         ----------------------------------------
         Elise Nissen, Chief Financial Officer
         (Principal Financial and Accounting Officer)
     Date:  October 10, 2001