Form 10-Q
period 2001-09-30
AFP IMAGING CORP
filed 2001-11-13
CIK 319126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2001

Commission File Number 0-10832

                             AFP Imaging Corporation
             (Exact name of registrant as specified in Its charter)

                New York                                         13-2956272
     -------------------------------                         ------------------
     (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                         Identification No.)


          250 Clearbrook Road, Elmsford, New York                  10523
          ----------------------------------------               ----------
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number: 914-592-6100 (including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes [X]    No [ ]

The registrant had 9,271,054 shares of Common Stock outstanding as of November 1, 2001.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may", "will", "project", "expect", "believe", "estimate", "anticipate", "intend", "continue", "potential", "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to, adverse changes in general economic conditions, the economic, political and social impact of the September 2001 terrorist attacks on the United States, and the resulting ability of the Company to transact its business in a timely and efficient manner, the Company's ability to repay its loans when due, changes in the markets for the Company's products and services, the ability of the Company to successfully design, develop, manufacture and sell new products, the Company's ability to successfully market its existing and new products, adverse business conditions, increased competition, pricing pressures, risks associated with foreign operations, the Company's ability to attract and retain key personnel, difficulties in obtaining adequate long-term financing to meet the Company's obligations, changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers, changes in currency exchange rates and regulations, and other factors set forth in this Quarterly Report on Form 10-Q.


                          PART I. Financial Information

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2001 and June 30, 2001, and the results of its operations for the three month periods ended September 30, 2001 and 2000, and its cash flows for the three months periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
       Consolidated Balance Sheets - September 30, 2001 and June 30, 2001


Assets                                   September 30,           June 30,
------                                      2001                   2001
                                        -----------           ------------
                                        (Unaudited)
Current Assets:
   Cash and cash equivalents            $   237,129           $    198,276
   Accounts receivable, less allowance
     for doubtful accounts of $88,000
       and $110,000, respectively         2,656,401              2,676,546
   Inventories                            2,982,450              3,488,217
   Prepaid expenses and other               122,267                130,720
                                        -----------           ------------
     Total current assets                 5,998,247              6,493,759
                                        -----------           ------------

Property and Equipment (at cost)          3,009,837              3,359,204
Less accumulated depreciation            (2,453,358)            (2,748,726)
                                        -----------           ------------
                                            556,479                610,478

Intangible Assets,
     net of accumulated amortization      1,405,069              1,441,069

Other Assets                                242,515                 89,908
                                        -----------           ------------
                                        $  8,202,310          $  8,635,214
                                        ============          ============


 Liabilities and Shareholders' Equity             September 30,      June 30,
 ------------------------------------                 2001             2001
                                                  -------------    ------------
                                                   (Unaudited)
Current Liabilities:
   Current portion of long-term debt               $    212,500    $    141,667
   Accounts payable                                     912,646         982,825
   Accrued expenses                                     977,179         920,518
                                                   ------------    ------------
     Total current liabilities                        2,102,325       2,045,010
                                                   ------------    ------------
Long Term Debt                                        3,230,314       3,872,981
                                                   ------------    ------------
Shareholders' Equity
  Common stock, $.01 par value, 30,000,000
     shares authorized, 9,271,054 shares
     issued and outstanding at September 30,
     2001, and June 30, 2001, respectively               92,710          92,710
  Common stock warrants                                  19,800            --
  Paid-in capital in excess of par                   11,545,883      11,545,883
  Accumulated deficit                                (8,777,076)     (8,907,059)
  Cumulative translation adjustment                     (11,646)        (14,311)
                                                   ------------    ------------
      Total shareholders' equity                      2,869,671       2,717,223
                                                   ------------    ------------

                                                   $  8,202,310    $  8,635,214
                                                   ============    ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                     ---------------------------
                                                        2001             2000
                                                     ----------       ----------

Net sales                                            $5,129,443       $7,077,984

Cost of sales                                         3,374,538        4,898,636
                                                     ----------       ----------

     Gross profit                                     1,754,905        2,179,348
Selling, general and
  administrative expenses                             1,408,818        1,798,249
Research and development                                 98,761          101,010
                                                     ----------       ----------
                                                      1,507,579        1,899,259
                                                     ----------       ----------
     Operating income                                   247,326          280,089

Interest, net                                           101,029          126,026
                                                     ----------       ----------
Income before provision for taxes                       146,297          154,063

Provision for income taxes                               16,314           13,430
                                                     ----------       ----------

Net income                                           $  129,983       $  140,633
                                                     ==========       ==========

NET INCOME PER SHARE
     Basic                                           $      .01       $      .02
                                                     ==========       ==========
     Diluted                                         $      .01       $      .01
                                                     ==========       ==========

Weighted average outstanding
  common stock
     Basic                                            9,271,054        9,271,054
                                                     ==========       ==========
     Diluted                                          9,271,285        9,450,095
                                                     ==========       ==========


           The accompanying notes to conslidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
             For the Three Months Ended September 30, 2001 and 2000

                                   (Unaudited)

                                                                                                          Foreign
                                                                 Common      Paid-in                     Currency
                                 Comprehensive     Common         Stock     Capital In     Accumulated  Translation
                                     Income        Stock        Warrants   Excess of Par    Deficit       Adjustment      Total
                                  -----------   -----------   -----------  -------------  -----------    -----------    -----------
Balance June 30, 2000             $        --   $    92,710   $        --   $11,545,883   $(7,168,713)   $   (14,941)   $ 4,454,939

  Foreign currency translation
     adjustment                           823            --            --            --            --            823            823

  Net income for three months
     ended September 30, 2000         140,633            --            --            --       140,633                       140,633
                                  -----------   -----------   -----------  -------------  -----------    -----------    -----------


Comprehensive Income              $   141,456            --            --            --            --             --             --
                                  -----------   -----------   -----------  -------------  -----------    -----------    -----------
Balance September 30, 2000                      $    92,710   $        --   $11,545,883   $(7,028,080)   $   (14,118)   $ 4,596,395
                                                ===========   ===========   ===========   ===========    ===========    ===========


Balance June 30, 2001             $        --   $    92,710   $        --   $11,545,883   $(8,907,059)   $   (14,311)   $ 2,717,223

  Issuance of common stock
     warrants                              --            --        19,800            --            --             --         19,800

  Foreign currency translation
     adjustment                         2,665            --            --            --            --          2,665          2,665

  Net income for three months
     ended September 30, 2001         129,983            --            --            --       129,983             --        129,983
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

Comprehensive Income              $   132,648
                                  ===========
Balance September 30, 2001                      $    92,710   $    19,800   $11,545,883   $(8,777,076)   $   (11,646)   $ 2,869,671
                                                ===========   ===========   ===========   ===========    ===========    ===========



           The accompanying notes to conslidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                    2001            2000
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net lncome                                                 $   129,983    $   140,633
     Adjustments to reconcile net income to net cash provided
       by operating activities-
         Depreciation and amortization                               90,000        201,859
         Change in assets and liabilities:
           Decrease (increase) in accounts receivable                20,145       (117,202)
           Decrease in inventories                                  164,952        222,093
           (Increase) decrease in prepaid expenses
           and other assets                                        (104,555)       230,593
           (Decrease) in accounts payable                           (70,179)      (244,578)
           Increase (decrease) in accrued expenses                   56,661        (94,004)
                                                                -----------    -----------

         Total adjustments                                          157,024        198,761
                                                                -----------    -----------
         Net cash provided by operating activities                  287,007        339,394
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of graphic arts business                340,815             --
         Capital expenditures                                            --        (40,307)
                                                                -----------    -----------

         Net cash provided by (used by) investing activities        340,815        (40,307)
                                                                -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
         Issuance of common stock warrants                          (19,800)            --
         Borrowing of debt                                        1,801,065             --
         Repayment of debt                                       (2,372,899)      (588,283)
                                                                -----------    -----------

         Net cash used by financing activities                     (591,634)      (588,283)
                                                                -----------    -----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                    2,665            823
                                                                -----------    -----------

         Net increase (decrease) in cash and cash equivalents        38,853       (288,373)

CASH AND CASH EQUIVALENTS, at beginning of period                   198,276        433,620
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, at end of period                     $   237,129    $   145,247
                                                                ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

(1) General:
The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(2) Net Earnings Per Common Share:
The diluted weighted average number of shares outstanding includes 231 and 179,041 shares of common stock respectively, issuable upon exercise of outstanding stock options in the Fiscal 2002 quarter and Fiscal 2001 quarter.

(3) Long and Short Term Debt:
As of September 21, 2001, the Company established a new senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, to replace its then current senior secured credit facility, which would have expired on October 31, 2001. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. This new Revolving Credit Loan resulted in a decrease in the maximum amount of loan available under the revolving line of credit, an interest rate increase to 1-3/4% over the prime rate, a stricter formula to calculate available funds based on eligible accounts receivable and inventory, and additional reporting requirements to the senior secured lender, than under the Company's former credit facility. The Revolving Credit Loan provides for decreases in the interest rate charged on monies outstanding, currently at 7-1/4% per year, under specified circumstances. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock.

Upon execution of the new Revolving Credit Loan, the Company utilized the proceeds to repay the former credit facility's revolver balance of $1,801,000 at September 21, 2001. The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the new Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. At October 31, 2001, the Company had available $915,900 of unused credit under the Revolving Credit Loan.

(4) Inventory:
The Company uses the gross margin method related to labor and overhead costs during interim periods for inventory valuation. Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value).

(5) Income Taxes:
The Company's income tax provision for the Fiscal 2002 and 2001 quarters, relates to state and foreign income or capital taxes net of any refunds received. No income tax benefits related to the losses reported in Fiscal 2001 and 2000 have been recorded, in accordance with SFAS No. 109.

(6) Sale of Graphic Arts Division:
On July 30, 2001, the Company sold its graphic arts business and selected related assets to a third party for approximately $350,000, comprised of cash and a note receivable. Included in these assets was approximately $329,000 of fully depreciated assets. All costs associated with the disposition of this business segment were accrued as of June 30, 2001.

(7) Segment Information:
As of September 30, 2001, the Company only had one business segment, Medical/Dental. The segment information for the three months ended September 30, 2000 is shown below. Segment information related to operating income includes costs directly attributable to each segment's operations.

                                                                          Depreciation                     Net
                                                  Operating                    &            Capital      Interest
                                   Net Sales       Income        Assets   Amortization   Expenditures    Expense
                                  ----------      --------    -----------    --------       -------      --------
     For the three months ended
       September 30, 2000
       Medical/Dental             $6,309,339      $227,086    $ 9,932,301    $201,859       $40,307      $106,026
       Graphic Arts                  768,645        53,003        890,195           0             0        20,000
                                  ----------      --------    -----------    --------       -------      --------
       Consolidated               $7,077,984      $280,089    $10,822,496    $201,859       $40,307      $126,026
                                  ==========      ========    ===========    ========       =======      ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity

At the present time, the Company is not able to fully evaluate the effects of the tragic terrorist attacks on the United States on September 11, 2001, the resulting uncertainty caused in the worldwide markets, and the ability of the Company to transact its business in a timely and efficient manner.

The Company's working capital at September 30, 2001 decreased by approximately $552,800 from June 30, 2001. The Company sold inventory as well as selected other assets associated with its graphic arts business for cash and a note receivable and, used the proceeds of the transaction to reduce its long-term revolver debt. The Company also reduced its borrowings under long-term debt by reductions in accounts receivable, inventory (other than the sale mentioned above), prepaid expenses and other assets, which was offset by decreases in accounts payable. Additionally, as of September 30, 2001, included in the current portion of long-term debt is nine months of principal payments due under a subordinated note as opposed to six months of principal payments at June 30, 2001.

As of September 21, 2001, the Company established a new senior secured credit facility (the "Revolving Credit Loan") consisting of a $3.5 million revolving line of credit, to replace its then current senior secured credit facility, which would have expired on October 31, 2001. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. This new Revolving Credit Loan resulted in a decrease in the maximum amount of loan available under the revolving line of credit, an interest rate increase to 1-3/4% over the prime rate, a stricter formula to calculate available funds based on eligible accounts receivable and inventory, and additional reporting requirements to the senior secured lender, than under the Company's former credit facility. The Revolving Credit Loan provides for decreases in the interest rate charged on monies outstanding, currently at 7-1/4% per year, under specified circumstances. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock.

Upon execution of the new Revolving Credit Loan, the Company utilized the proceeds to repay the former credit facility's revolver balance of $1,801,000 at September 21, 2001. The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the new Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Revolving Credit Facility to finance its ongoing operations. The Company expects its need for working capital requirements will continue to be financed by operations and from borrowings. The Company is presently unaware of any other trends, demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. At October 31, 2001, the Company had available $915,900 of unused credit under the Revolving Credit Loan.

There were no capital expenditures during the first three months of Fiscal 2002. The Company conserved all cash expenditures in anticipation of closing on the Revolving Credit Loan in September 2001. The Company did not defer the purchase of any significant capital items, and does not anticipate higher than normal capital expenditures during the balance of Fiscal 2002. The Company expects to continue to finance any future capital requirements principally from internally generated funds. Future capital expenditures are limited under the terms of the Revolving Credit Loan.

Results of Operations - Three Months Fiscal 2002 Versus Three Months Fiscal 2001

At the present time, the Company is not able to fully evaluate the effects of the tragic terrorist attacks on the United States on September 11, 2001, the resulting uncertainty caused in the worldwide markets, and the ability of the Company to transact its business in a timely and efficient manner.

Sales decreased approximately $1,948,500 or 28% between the Fiscal 2002 and Fiscal 2001 quarters. The dental products decreased approximately $1,474,400. The Fiscal 2001 quarter included approximately $1.0 million more in sales to the U.S. military than the Fiscal 2002 quarter. Panoramic X-ray sales and dental processor sales decreased approximately $400,000 due to the postponement of orders attributable to uncertainty in the market place, and a reduction in export sales. Sales of graphic arts products showed a decrease from the prior year's corresponding quarter of approximately $713,300 due to the sale of this business segment on July 30, 2001. The Company's medical products showed an increase of approximately $300,000 due to a sale to the U.S. military in the Fiscal 2002 quarter. The Company's other products did not show a significant variance from the prior fiscal year's first quarter.

Gross profit as a percent of sales increased approximately 3.4 percentage points between the Fiscal 2002 and Fiscal 2001 quarters, due to changes in the product mix. There were less distributor sales and more Company manufactured products in the current fiscal quarter. Distributor product sales tend to have lower margins than Company manufactured products. Labor and overhead costs were approximately the same percentage of sales as the prior fiscal year's first quarter.

Selling, general, and administrative costs decreased approximately $389,400 or 21.7% between the Fiscal 2002 and Fiscal 2001 quarters. Approximately $180,000 of the decrease is due to costs associated with the graphic arts business segment sold in July 2001. Approximately $76,000 relates to the collection in the current fiscal quarter of a portion of a large receivable, which had been written off in 1993. The balance of approximately $133,000 is attributable to the cost reduction programs which management instituted in the fourth quarter of Fiscal 2001. As indicated previously, the work force was reduced 11%, low margin products were discontinued, and all non-essential expenditures were either eliminated or significantly reduced, where possible. The associated benefits were first realized in the first quarter of Fiscal 2002. Management continues to seek ways to reduce fixed overhead costs and eliminate potential redundancies.

Research and development costs decreased approximately $2,200 or 2.2% between the Fiscal 2002 and Fiscal 2001 quarters. This slight decrease is mainly attributable to the sale of the graphic arts business in July 2001. The Company has continued to focus on the refinement of its digital dental products in order to introduce new products, reduce costs and maintain market share. The Company continues to invest in sustaining engineering and related costs for its analog products. Where applicable, the Company is acting as a master import distributor for new products developed by others.

Interest expense, net decreased approximately $25,000 or 19.8% between the Fiscal 2002 and Fiscal 2001 quarters. Total corporate borrowings were reduced by similar amounts in the first quarters of Fiscal 2002 and Fiscal 2001; however, there was approximately $1.1 million less in total debt at September 30, 2001 compared to September 30, 2000. Additionally, the interest rate was slightly less in Fiscal 2002.

The income tax provisions for Fiscal 2002 and Fiscal 2001, respectively, primarily reflect the nominal state taxes due. No tax benefit has been recognized for the losses incurred in prior years

Other

Adoption of New Financial Standards
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method after that date. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations will cease upon adoption of this statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this statement. Companies will also be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. The Company is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective beginning on July 1, 2002 for the Company. The Company is currently reviewing the provisions of SFAS No. 143 to determine the statement's impact upon adoption but does not expect it to have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similar to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. The provisions of this statement will be effective beginning July 1, 2002 for the Company. The Company is currently reviewing the provisions of SFAS No. 144 to determine the statement's impact upon adoption but does not expect it to have a material effect on the Company's results of operations or financial position.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.


                            Part II Other Information


Item 1:    Legal Proceedings

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and to the reference therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

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

None

Item 5:    Other Information.

None

Item 6:    Exhibits and Reports on Form 8-K.

  (a)      Exhibits:

           10.1 - Keltic Financial Partners LP Loan and Security Agreement and Keltic Financial Partners LP Revolving Note, both dated September 21, 2001, incorporated by reference from the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

           10.2 - Common Stock Purchase Warrant issued to Keltic Financial Partners LP, incorporated by reference from the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

  (b)      Reports on Form 8-K:

           None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AFP IMAGING CORPORATION


                             /s/ David Vozick
                             --------------------------------------------
                             David Vozick
                             Chairman of the Board
                             Secretary, Treasurer
                             Date:  November 13, 2001


                             /s/ Donald Rabinovitch
                             --------------------------------------------
                             Donald Rabinovitch
                             President and Director
                             (Principal Executive Officer)
                             Date:  November 13, 2001


                             /s/ Elise Nissen
                             --------------------------------------------
                             Elise Nissen
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)
                             Date:  November 13, 2001