Form 10-Q
period 2001-12-31
AFP IMAGING CORP
filed 2002-02-14
CIK 319126

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2001

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

Registrant's telephone number: 914-592-6100
                               ------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No____

The registrant had 9,271,054 shares of Common Stock outstanding as of February 1, 2002.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may", "will", "could", "project", "expect", "believe", "estimate", "anticipate", "intend", "continue", "potential", "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to, adverse changes in general economic conditions, the economic, political and social impact of the September 2001 terrorist attacks on the United States, the Company's ability to repay its loans when due, changes in the markets for the Company's products and services, the ability of the Company to successfully design, develop, manufacture and sell new products, the Company's ability to successfully market its existing and new products, adverse business conditions, increased competition, pricing pressures, risks associated with foreign operations, the Company's ability to attract and retain key personnel, difficulties in obtaining adequate long-term financing to meet the Company's obligations, changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers, changes in currency exchange rates and regulations, and other factors set forth in this Quarterly Report on Form 10-Q.


                          PART I. Financial Information

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of December 31, 2001 and June 30, 2001, and the results of its operations for the three and six month periods ended December 31, 2001 and 2000, and its cash flows for the six months periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
        Consolidated Balance Sheets - December 31, 2001 and June 30, 2001


Assets                                                                 December 31,          June 30,
                                                                           2001                2001
                                                                     ---------------     ---------------
                                                                       (Unaudited)

Current Assets:
   Cash and cash equivalents                                         $       787,249     $       198,276
   Accounts receivable, less allowance
      for doubtful accounts of $75,000
         and $110,000, respectively
                                                                           1,931,994           2,676,546

   Inventories                                                             2,636,675           3,488,217
   Prepaid expenses and other                                                 66,108             130,720
                                                                     ---------------     ---------------
          Total current assets                                             5,422,026           6,493,759
                                                                     ---------------     ---------------

Property and Equipment (at cost)                                           3,021,293           3,359,204
Less accumulated depreciation                                             (2,507,358)         (2,748,726)
                                                                     ---------------     ---------------
                                                                             513,935             610,478

Intangible Assets,
      net of accumulated amortization                                      1,369,069           1,441,069



Other Assets                                                                 264,414              89,908
                                                                     ---------------     ---------------
                                                                     $     7,569,444     $     8,635,214
                                                                     ===============     ===============

Liabilities and Shareholders' Equity                                   December 31,          June 30,
                                                                           2001                2001
                                                                     ---------------     ---------------
                                                                       (Unaudited)

Current Liabilities:
   Current portion of long-term debt                                 $       283,333     $       141,667
   Accounts payable                                                          668,469             982,825
   Accrued expenses                                                          682,934             920,518
                                                                     ---------------     ---------------
      Total current liabilities                                            1,634,736           2,045,010
                                                                     ---------------     ---------------

Long Term Debt                                                             3,172,973           3,872,981
                                                                     ---------------     ---------------
Shareholders' Equity
  Common stock, $.01 par value, 30,000,000
     shares authorized, 9,271,054 shares
     issued and outstanding at December 31,
     2001, and June 30, 2001, respectively                                    92,710              92,710

Common stock warrants                                                         19,800                --
Paid-in capital in excess of par                                          11,545,883          11,545,883
Accumulated deficit                                                       (8,884,239)         (8,907,059)
Cumulative translation adjustment                                            (12,419)            (14,311)
                                                                     ---------------     ---------------
   Total shareholders' equity                                              2,761,735           2,717,223
                                                                     ---------------     ---------------
                                                                     $     7,569,444     $     8,635,214
                                                                     ===============     ===============

The accompanying notes to financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations
                   -------------------------------------------
                                   (Unaudited)

                                                   Three Months Ended                     Six Months Ended
                                                   December 31,                           December 31,
                                                   ------------                           ------------

                                                       2001                2000                2001                2000
                                            ---------------     ---------------     ---------------     ---------------
Net sales                                   $     4,612,336     $     6,045,738     $     9,741,779     $    13,123,722


Cost of sales                                     3,008,581           4,066,418           6,383,119           8,965,054
                                            ---------------     ---------------     ---------------     ---------------

     Gross profit                                 1,603,755           1,979,320           3,358,660           4,158,668

Selling, general and
  administrative expenses                         1,493,121           1,835,353           2,901,939           3,633,602
Research and development                            151,492             102,540             250,253             203,550
                                            ---------------     ---------------     ---------------     ---------------
                                                  1,644,613           1,937,893           3,152,192           3,837,152
                                            ---------------     ---------------     ---------------     ---------------
     Operating income (loss)                        (40,858)             41,427             206,468             321,516
Interest, net                                        73,902             112,699             174,931             238,725
                                            ---------------     ---------------     ---------------     ---------------
Income (loss) before provision for taxes           (114,760)            (71,272)             31,537              82,791

Provision (benefit) for income taxes                 (7,597)             (5,612)              8,717               7,818
                                            ---------------     ---------------     ---------------     ---------------

Net income (loss)                           $      (107,163)    $       (65,660)    $        22,820     $        74,973
                                            ===============     ===============     ===============     ===============

NET INCOME (LOSS) PER SHARE
     Basic                                  $          (.01)    $          (.01)    $           ---     $           .01
                                           ===============     ===============     ===============     ===============
     Diluted                                $          (.01)    $          (.01)    $           ---     $           .01
                                            ===============     ===============     ===============     ===============
Weighted average outstanding
    common stock
            Basic                                 9,271,054           9,271,054           9,271,054           9,271,054
                                            ===============     ===============     ===============     ===============
            Diluted                               9,271,054           9,271,054           9,272,054           9,426,426
                                            ===============     ===============     ===============     ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
               For the Six Months Ended December 31, 2001 and 2000

                                   (Unaudited)


                                                                                             Common             Paid-in
                                                  Comprehensive           Common              Stock            Capital In
                                                      Income              Stock             Warrants          Excess of Par
                                                 ---------------     ---------------     ---------------     ---------------

Balance June 30, 2000                            $          --       $        92,710     $          --       $    11,545,883

     Foreign currency translation
       adjustment                                          4,363                --                  --                  --

     Net income for six months
       ended December 31, 2000                            74,973                --                  --                  --
                                                 ---------------

Comprehensive Income                             $        79,336                --                  --                  --
                                                 ---------------     ---------------     ---------------     ---------------
Balance December 31, 2000                                            $        92,710     $          --       $    11,545,883
                                                                     ===============     ===============     ===============




Balance June 30, 2001                            $          --       $        92,710     $          --       $    11,545,883
      Issuance of common stock warrants                     --                  --                19,800                --

     Foreign currency translation
       adjustment                                          1,892                --                  --                  --

     Net income for six months
       ended December 31, 2001                           22,820,                --                  --                  --
                                                 ---------------
Comprehensive Income                             $        24,712                --                  --                  --
                                                 ---------------     ---------------     ---------------     ---------------
Balance Decemer 31, 2001                                             $        92,710     $        19,800     $    11,545,883
                                                                     ===============     ===============     ===============


                                                                         Foreign
                                                                        Currency
                                                   Accumulated         Translation
                                                     Deficit            Adjustment            Total
                                                 ---------------     ---------------     ---------------

Balance June 30, 2000                            $    (7,168,713)    $       (14,941)    $     4,454,939

     Foreign currency translation
       adjustment                                           --                 4,363               4,363

     Net income for six months
       ended December 31, 2000                            74,973                --                74,973


Comprehensive Income                                        --                  --                  --
                                                 ---------------     ---------------     ---------------
Balance December 31, 2000                        $    (7,093,740)    $       (10,578)    $     4,534,275
                                                 ===============     ===============     ===============




Balance June 30, 2001                            $    (8,907,059)    $       (14,311)    $     2,717,223
      Issuance of common stock warrants                     --                  --                19,800

     Foreign currency translation
       adjustment                                           --                 1,892               1,892

     Net income for six months
       ended December 31, 2001                            22,820                --                22,820

Comprehensive Income                                        --                  --                  --
                                                 ---------------     ---------------     ---------------
Balance Decemer 31, 2001                         $    (8,884,239)    $       (12,419)    $     2,761,735
                                                 ===============     ===============     ===============

           The accompanying notes to conslidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                          2001                2000
                                                                                    ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net lncome                                                                     $        22,820     $        74,973
     Adjustments to reconcile net income to net cash provided
       by operating activities-
         Depreciation and amortization                                                      180,000             402,407
         Change in assets and liabilities:
           Decrease in accounts receivable                                                  744,552             216,302
           Decrease in inventories                                                          510,727             337,550
           (Increase) decrease in prepaid expenses and other assets                         (90,095)            236,683
           (Decrease) in accounts payable                                                  (314,356)           (211,368)
           (Decrease) in accrued expenses                                                  (237,584)            (87,728)
                                                                                    ---------------     ---------------

         Total adjustments                                                                  793,244             893,846
                                                                                    ---------------     ---------------
         Net cash provided by operating activities                                          816,064             968,819
                                                                                    ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of graphic arts business                                        340,815                --
         Capital expenditures                                                               (11,456)            (94,922)
                                                                                    ---------------     ---------------

         Net cash provided by (used by) investing activities                                329,359             (94,922)
                                                                                    ---------------     ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
         Borrowing of debt                                                                1,801,065                --
         Repayment of debt                                                               (2,359,407)           (732,394)
                                                                                    ---------------     ---------------

         Net cash used by financing activities                                             (558,342)           (732,394)
                                                                                    ---------------     ---------------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                            1,892               4,363
                                                                                    ---------------     ---------------

         Net increase in cash and cash equivalents                                          588,973             145,866

CASH AND CASH EQUIVALENTS, at beginning of period                                           198,276             433,620
                                                                                    ---------------     ---------------

CASH AND CASH EQUIVALENTS, at end of period                                         $       787,249     $       579,486
                                                                                    ===============     ===============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

(1) General:
The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(2) Net Earnings Per Common Share:
The diluted weighted average number of shares outstanding includes 1,000 and 155,372 shares of common stock respectively, issuable upon exercise of outstanding stock options in the six months Fiscal 2002 and six months Fiscal 2001.

(3) Long and Short Term Debt:
On September 21, 2001, the Company established a new senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, to replace its then current senior secured credit facility, which would have expired on October 31, 2001. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of December 31, 2001, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, with the exception of the tangible net worth covenant and the EBITDA ratio covenant for the quarter ended December 31, 2001. The Company's senior secured lender has waived compliance with these covenants as of December 31, 2001. This new Revolving Credit Loan resulted in a decrease in the maximum amount of loan available under the revolving line of credit, an interest rate increase to 1-3/4% over the prime rate, a stricter formula to calculate available funds based on eligible accounts receivable and inventory, and additional reporting requirements to the senior secured lender, than under the Company's former credit facility. The Revolving Credit Loan provides for decreases in the interest rate charged on monies outstanding, currently at 6-1/2% per year, under specified circumstances, calculated quarterly. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to account for these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

Upon execution of the new Revolving Credit Loan, the Company utilized the proceeds to repay the former credit facility's revolver balance of $1,801,000 at September 21, 2001. The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the new Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. At February 1, 2002, the Company had available $825,500 of unused credit under the Revolving Credit Loan.

(4) Inventory:
The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly, to verify that the standard costs approximate the actual costs. Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value).

(5) Income Taxes:
The Company's income tax provision for the Fiscal 2002 and 2001 six-month periods relate to state or foreign income and capital taxes, net of any refunds received. No income tax benefits related to the losses reported in Fiscal 2001 and 2000 have been recorded, in accordance with SFAS No. 109.

(6) Sale of Graphic Arts Division:
On July 30, 2001, the Company sold its graphic arts business and selected related assets to a third party for approximately $350,000, comprised of cash and a note receivable. Included in these assets was approximately $329,000 of fully depreciated assets. All costs associated with the disposition of this product line were accrued as of June 30, 2001, and paid as of August 2001.

(7) Segment Information:
As of December 31, 2001, the Company only had one business segment, Medical/Dental. The segment information for the three and six months ended December 31, 2000 is shown below. Segment information related to operating income includes costs directly attributable to each segment's operations.

                                                       Operating                Depreciation                    Net
                                                         Income                        &        Capital       Interest
                                       Net Sales         (Loss)      Assets     Amortization  Expenditures    Expense
                                      -----------      ---------   ----------   ------------  ------------    --------
        For the three months ended
            December 31, 2000

           Medical/Dental              $5,365,796       $72,038     $9,820,602    $200,548       $54,615       $92,699

           Graphic Arts                   679,942       (30,611)       835,149           0             0        20,000
                                      -----------      --------    -----------    --------       -------      --------
           Consolidated                $6,045,738       $41,427    $10,655,751    $200,548       $54,615      $112,699
                                      ===========      ========    ===========    ========       =======      ========

        For the six months ended
            December 31, 2000

           Medical/Dental             $11,675,136      $279,124     $9,820,602    $402,407       $94,922      $198,725

           Graphic Arts                 1,448,586        42,392        835,149           0             0        40,000
                                      -----------      --------    -----------    --------       -------      --------
           Consolidated               $13,123,722      $321,516    $10,655,751    $402,407       $94,922      $238,725
                                      ===========      ========    ===========    ========       =======      ========


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company's working capital at December 31, 2001 decreased by approximately $371,700 from June 30, 2001. The Company sold inventory as well as selected other assets associated with its graphic arts business for cash and a note receivable and used the proceeds of the transaction to reduce its long-term revolver debt. The Company also reduced its borrowings under long-term debt by reductions in accounts receivable, inventory (other than the graphic arts sale), prepaid expenses and other assets, which were offset by decreases in accounts payable and accrued expenses. Additionally, as of December 31, 2001, included in the current portion of long-term debt is twelve months of principal payments due under a subordinated note, as opposed to six months of principal payments included at June 30, 2001.

As of September 21, 2001, the Company established a new senior secured credit facility (the "Revolving Credit Loan") consisting of a $3.5 million revolving line of credit, to replace its then current senior secured credit facility, which would have expired on October 31, 2001. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of December 31, 2001, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, with the exception of the tangible net worth covenant and the EBITDA ratio covenant for the quarter ended December 31, 2001. The Company's senior secured lender has waived compliance with these covenants as of December 31, 2001. This new Revolving Credit Loan resulted in a decrease in the maximum amount of loan available under the revolving line of credit, an interest rate increase to 1-3/4% over the prime rate, a stricter formula to calculate available funds based on eligible accounts receivable and inventory, and additional reporting requirements to the senior secured lender, than under the Company's former credit facility. The Revolving Credit Loan provides for decreases in the interest rate charged on monies outstanding, currently at 6 1/2% per year, under specified circumstances, calculated quarterly. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock.

Upon execution of the new Revolving Credit Loan, the Company utilized the proceeds to repay the former credit facility's revolver balance of $1,801,000 at September 21, 2001. The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the new Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Revolving Credit Facility to finance its ongoing operations. The Company expects its working capital requirements will continue to be financed by operations and from borrowings. The Company is presently unaware of any other trends, demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. At February 1, 2002, the Company had available $825,500 of unused credit under the Revolving Credit Loan.

Capital expenditures for the first six months of Fiscal 2002 were $11,456, consisting of computer workstation upgrades for engineering applications. The Company continues to conserve all cash expenditures. The Company did not defer the purchase of any significant capital items, and capital expenditures during the balance of Fiscal 2002 will relate to the development and production mask costs for a new digital imaging project. The Company expects to continue to finance any future capital requirements, where practical, principally from internally generated funds. Future capital expenditures are limited under the terms of the Revolving Credit Loan.

Results of Operations - Six Months Fiscal 2002 Versus Six Months Fiscal 2001

Sales decreased approximately $3,382,000 or 26% between the Fiscal 2002 and Fiscal 2001 six-month periods. The dental product sales decreased approximately 20.2% as the Fiscal 2001 six-month period included approximately $1.0 million more in sales to the U.S. military than the Fiscal 2002 six-month period. Panoramic X-ray sales and dental processor sales decreased approximately $330,000 due to the postponement of orders attributable to continued uncertainty in the market place, and a reduction in export sales. Sales of graphic arts products showed a decrease from the prior year's corresponding six-month period of approximately $1,448,600 due to the sale of this product line on July 30, 2001. The Company's medical products showed a decrease of approximately 10.6% net, due to approximately $750,000 lower sales from the Company's medical ultrasound and film recording cameras, mainly due to technological changes in the marketplace, offset by an increase of $300,000 in medical x-ray processors and veterinary equipment. The Company's other products did not show any significant variances from the prior fiscal year's six-month period.

Gross profit as a percent of sales increased approximately 2.8 percentage points between the Fiscal 2002 and Fiscal 2001 six-month periods, due to changes in the product mix. There were less distributor sales and more Company manufactured products in the current six-month period. Distributor product sales tend to have lower margins than Company manufactured products. Labor and overhead costs, as a percent of sales, were approximately 1.0 percentage point higher in the current six month period, due to fixed overhead amounts and a lower sales base.

Selling, general, and administrative costs decreased approximately $731,700 or 20.1% between the Fiscal 2002 and Fiscal 2001 six-month periods. Approximately $400,000 of the decrease is due to costs associated with the graphic arts product line sold in July 2001. Approximately $76,000 relates to the collection in the first quarter Fiscal 2002 of a portion of a large receivable, which had been written off in 1993. There was approximately $144,000 less in amortization costs in the current six-month period due to lower intangibles in Fiscal 2002. The balance of approximately $110,000 is attributable to the cost reduction programs which management instituted in the fourth quarter of Fiscal 2001. As indicated previously, the work force was reduced, low margin products were discontinued, and all non-essential expenditures were either eliminated or reduced. The associated benefits were first realized in the first quarter of Fiscal 2002. Management continues to seek ways to reduce fixed overhead costs and eliminate potential redundancies.

Research and development costs increased approximately $46,700 or 22.9% between the Fiscal 2002 and Fiscal 2001 six-month periods. This increase is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its digital products, in order to introduce new products and maintain market share. The Company continues to invest in sustaining engineering and related costs for its analog products. Where applicable, the Company is acting as an import distributor for new products developed by others.

Interest expense, net decreased approximately $63,800 or 26.7% between the Fiscal 2002 and Fiscal 2001 six-month periods primarily due to there being approximately $880,000 less in total debt at December 31, 2001 compared to December 31, 2000. Additionally, the prime rate of borrowing was several points lower in the current six-month period.

The income tax provisions for Fiscal 2002 and Fiscal 2001, respectively, primarily reflect the nominal state taxes due. No tax benefit has been recognized for the losses incurred in prior years.


Results of Operations - Second Quarter Fiscal 2002 Versus Second Quarter Fiscal 2001

Sales decreased approximately $1,433,400 or 23.7% between the Fiscal 2002 and Fiscal 2001 second quarters. The graphic arts product sales decreased approximately $680,000 in the current quarter due to the sale of this business segment on July 30, 2001. The Company's medical products showed a decrease of approximately 31.3% in the current quarter. Approximately $510,000 was due to lower sales from the Company's medical ultrasound and film recording cameras, due to technological changes, and the balance was due to other lower medical x-ray sales. The Company attributes this decline in sales due to the continued uncertainty in the market place, as a result of the events of September 11, 2001, and the decline of orders. The dental product sales increased approximately 5.1%, in the current quarter. The Company's other products did not show any significant variances from the prior fiscal year's second quarter.

Gross profit as a percent of sales increased approximately 2.0 percentage points between the Fiscal 2002 and Fiscal 2001 second quarters, due to changes in the product mix. There were less distributor sales and more Company manufactured products in the current three-month period. Labor and overhead costs, as a percent of sales, were approximately the same in the current three-month period as the prior year's three-month period.

Selling, general, and administrative costs decreased approximately $342,200 or 18.6% between the Fiscal 2002 and Fiscal 2001 second quarters. Approximately $238,000 of the decrease is due to costs associated with the graphic arts product line sold in July 2001. There was approximately $72,000 less in amortization costs in the current three-month period due, to lower intangibles in Fiscal 2002. Management continues to seek ways to reduce fixed overhead costs and eliminate potential redundancies.

Research and development costs increased approximately $48,900 or 47.7% between the Fiscal 2002 and Fiscal 2001 second quarters. As reported for the six-month period analysis, this increase is mainly attributable to continued investment in the design, development and the refinement of its digital dental products in order to introduce new products, reduce costs and maintain market share. The Company continues to invest in sustaining engineering and related costs for its analog products. Where applicable, the Company is acting as a master import distributor for new products developed by others.

Interest expense, net decreased approximately $38,800 or 34.4% between the Fiscal 2002 and Fiscal 2001 second quarters. There was approximately $880,000 less in total debt at December 31, 2001 compared to December 31, 2000. Additionally, the prime rate of borrowing was several points lower in the current second quarter than the previous second quarter.


Other

Adoption of New Financial Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method after that date. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations will cease upon adoption of this statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this statement. The Company will also be required to evaluate all existing goodwill for impairment by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. The Company is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position. Further, the Company is currently assessing all previously recorded goodwill and intangibles, as well as their useful lives. The methodology for this asset impairment review will be in accordance with SFAS No. 142, in which the Company will compare the fair value of its reporting units to the carrying amounts. The fair value will likely be determined using a discounted cash flow analysis.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.



                            Part II Other Information


Item 1: Legal Proceedings

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and to the reference therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties

Reference is made to the lawsuit filed by Tufts Electronics Group, Inc., in Massachusetts in 1995, as discussed in Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Massachusetts Superior Court has delayed this trial, and has not yet determined a new trial date.

The two environmental claims discussed in Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, are now formal legal actions. The claim relating to the offsite disposition of trash and waste in a landfill was originally filed in 1998 by the Federal Government in United States District Court and the State of New Jersey, citing several hundred Third Party Defendants. AFP Imaging (through its former subsidiary, Kenro Corporation) was recently added (along with many other companies) to the suit. The Company's liability was potentially assessed at $150,000. The Company has joined, along with other involved companies, an Alternative Dispute Resolution (ADR) process for smaller claims.

The other environmental claim was filed as a civil complaint by the owners of the factory site in New Jersey, in the Superior Court of New Jersey, Morris County. This suit alleges that Kenro Corporation contaminated this site during its manufacturing process. The complaint seeks payment by Kenro Corporation to cover all costs to clean up the property. The Company maintains it secured appropriate clearance under the Environmental Clean-up Responsibility Act (ECRA) at the time of sale and continues to investigate, with the help of legal counsel, any applicable insurance coverage. At this time, the Company cannot assess the final outcome of either of these two environmental complaints.

In January 2002, the Company received notice that a complaint was filed on December 12, 2001, in the United States District Court for the Central District of California. This complaint was filed by a potential customer alleging breach of a 1996 contract with the Company for non-performance. The Company maintains that there was no contractual obligation between the two parties and that no funds or merchandise were ever transferred to or from the Company. The complaint seeks compensatory damages in the sum of $308,945 and unspecified punitive damages. The Company intends to vigorously defend this claim and at the present time does not believe that the final outcome of this matter will have a material adverse effect on the Company.

Item 2: Changes in Securities and Use of Proceeds.

None

Item 3: Defaults Upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

On December 14, 2001, the Company held an Annual Meeting of Shareholders to (1) to elect four directors for a term of one year or until their successors are duly elected and (2) ratify the appointment of Arthur Andersen LLP as the independent public auditors of the Corporation's accounts for the year ending June 30, 2002.

The nominees were each elected to the Board of Directors by the following votes:

                                         For Election       Withheld Authority
                                         ------------       ------------------
                David Vozick             8,604,832          133,505
                Donald Rabinovitch       8,604,832          133,505
                Jack Becker              8,604,832          133,505
                Robert Blatt             8,604,332          134,005

In connection with the ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants, 8,562,987 shares voted for, 5,300 shares abstained, and 170,500 shares voted against.


Item 5: Other Information.

None


Item 6: Exhibits and Reports on Form 8-K.

(a)      Exhibits:
         None

(b)      Reports on Form 8-K:
         None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AFP IMAGING CORPORATION



                                   _________/s/________________

                                   David Vozick
                                   Chairman of the Board
                                   Secretary, Treasurer
                                   Date:  February 14, 2002



                                   _________/s/________________

                                   Donald Rabinovitch
                                   President
                                   (Principal Executive Officer)
                                   Date:  February 14, 2002



                                   __________/s/_______________

                                   Elise Nissen
                                   Chief Financial Officer
                                  (Principal Financial and Accounting Officer)
                                   Date:  February 14, 2002