Form 10-K/A
period 2001-06-30
AFP IMAGING CORP
filed 2002-03-13
CIK 319126

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K/A

         |_| Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2001

                                       or

         ___ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-10832

                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

             New York                                         13-2956272
    -------------------------------                      --------------------
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

                        ___ |_|                         ____
                        Yes                              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ( X ) NO ( )

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of August 31, 2001 was approximately $1,358,805. On such date, the average of the closing bid and asked prices of the Common Stock, as quoted by the OTC Bulletin Board, was $.24.

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

On July 30, 2001, the Company sold its graphic arts business and selected related assets to a third party for approximately $350,000, comprised of cash and a note receivable. As of June 30, 2001, the Company incurred a charge of approximately $110,000 due to the recognized impairment in the market value of the inventory associated with the graphic arts business and associated costs for the disposition of this product line. Approximately $50,000 of these costs related to the carrying value of the inventory, and has been classified as cost of sales in the accompanying Consolidated Statement of Operations. The remaining $60,000 is included in special charges in the accompanying Consolidated Statement of Operations.

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

Research and Development

The amounts spent by the Company during each of the Company's last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, are as follows:

             2001                   2000                  1999
          $457,172                $476,679             $1,205,461

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

Gross profit as a percent of sales increased slightly, approximately 1.0 percentage points. Included in cost of sales in Fiscal 2001 is a charge of $200,000 to reflect the lower realizable value of the medical diagnostic imager inventory, and $50,000 to reflect the actual impairment in the graphic arts inventory which was sold in July 2001. Included in cost of sales for Fiscal 2000 is a charge of $400,000 to recognize the impairment (at that time) in the fair market value of the graphic arts inventory, based on a signed letter of intent (June 2000) to sell the inventory. Excluding these distinct charges, gross profit, as a percent of sales, would have increased slightly, approximately .4 percentage points. This improvement can be attributable to a reduction in overhead costs, changes in the product mix, and the stronger US dollar in Fiscal 2001.

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

Special charges for Fiscal 2001 include approximately $846,000 to completely write-off the goodwill associated with the medical diagnostic imager product line. This line was acquired in July 1995, and due to changing technology and market conditions, the Company believes that there has been an impairment in the carrying value of this long-lived asset. Special charges also include a charge of $60,000 to accrue the closing costs including severance, lease obligations and legal expenses associated with the sale of the graphic arts product line on July 30, 2001. See Results of Operations Fiscal 2000 vs. Fiscal 1999 for a further description of special charges in Fiscal 2000.

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

Gross profit as a percent of sales increased 1.45 percentage points. Included in cost of sales for Fiscal 2000 is a charge of $400,000 to recognize the impairment (at that time) in the fair market value of the graphic arts inventory, based on a signed letter of intent to sell the inventory. Included in cost of sales for Fiscal 1999 is a charge of $350,000 to reduce the inventory related to the dental product line acquired in December 1999 to its net realizable value. Excluding these distinct charges, gross profit, as a percent of sales, would have increased approximately 1.84 percentage points. This improvement can be attributable to reduced manufacturing overheads and labor as more distributor goods were sold, and management's efforts to reduce and eliminate redundancies in all operations. Material costs stayed relatively constant between the periods.

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

Special charges for Fiscal 2000 include a credit of $100,000 to reflect the restructuring and reduction in the principal amount of a Subordinated Promissory
Note issued in 1997. See Note 8, Notes to Consolidated Financial Statements, for a further description of special charges in Fiscal 1999.

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

Item 8. Financial Statements and Supplementary Data

AFP IMAGING CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS
AS OF JUNE 30, 2001 AND 2000
TOGETHER WITH REPORT OF
INDEPENDENT PUBLIC ACCOUNTANTS

     AFP IMAGING CORPORATION AND SUBSIDIARIES

     INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                    F-1
Consolidated Balance Sheets - June 30, 2001 and 2000                        F-2
Consolidated Statements of Operations for the Years Ended
June 30, 2001, 2000 and 1999                                                F-3
Consolidated Statements of Shareholders' Equity and Comprehensive
Loss for the Years Ended June 30, 2001, 2000 and 1999                       F-4
Consolidated Statements of Cash Flows for the Years Ended
June 30, 2001, 2000 and 1999                                         F-5 to F-6
Notes to Consolidated Financial Statements                          F-7 to F-17
Schedule II - Valuation and  Qualifying  Accounts for the
Years Ended June 30, 2001, 2000 and 1999                                   F-18

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


Arthur Andersen LLP


Stamford, Connecticut
March 11, 2002

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000



                                                                               2001              2000
                                                                          -----------     ------------
                            ASSETS
                            ------
CURRENT ASSETS:
   Cash and cash equivalents                                              $    198,276    $    433,620
   Accounts receivable, less allowance for doubtful accounts and sales
      returns of $110,000 and $163,000, respectively                         2,676,546       3,244,213
   Inventories                                                               3,488,217       4,078,073
   Prepaid expenses and other current assets                                   130,720         128,015
                                                                          ------------    ------------

                Total current assets                                         6,493,759       7,883,921

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Leasehold improvements                                                      324,968         312,052
   Machinery and equipment                                                   3,034,236       7,753,216
                                                                          ------------    ------------
                                                                             3,359,204       8,065,268
Less - Accumulated depreciation                                             (2,748,726)     (7,173,162)
                                                                          ------------    ------------
                                                                               610,478         892,106
GOODWILL, net of accumulated amortization of $1,488,706 and
$1,129,709, respectively                                                     1,441,069       2,563,706

OTHER ASSETS                                                                    89,908         268,172
                                                                          ------------    ------------
                                                                          $  8,635,214    $ 11,607,905
                                                                          ============    ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                      $    141,667    $    194,556
   Accounts payable                                                            982,825       1,165,012
   Accrued expenses                                                            489,960         520,500
   Accrued payroll expenses                                                    430,558         397,893
                                                                          ------------    ------------
                Total current liabilities                                    2,045,010       2,277,961

LONG-TERM DEBT                                                               3,872,981       4,875,005

COMMITMENTS AND CONTINGENCIES                                                        -               -

SHAREHOLDERS' EQUITY:
   Common Stock,  $.01 par value,  30,000,000 shares authorized and
      9,271,054 shares issued and outstanding at June 30, 2001 and 2000         92,710          92,710
   Paid-in capital in excess of par                                         11,545,883      11,545,883
   Accumulated deficit                                                      (8,907,059)     (7,168,713)
   Cumulative translation adjustment                                           (14,311)        (14,941)
                                                                          ------------    ------------
                Total shareholders' equity                                   2,717,223       4,454,939
                                                                          ------------    ------------
                                                                          $  8,635,214    $ 11,607,905
                                                                          ============    ============


   The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999



                                                    2001             2000            1999
                                               ------------    ------------    ------------
NET SALES                                      $ 24,051,300    $ 25,366,998    $ 29,370,338

COST OF SALES                                    16,460,554      17,606,138      20,812,789
                                               ------------    ------------    ------------

          Gross profit                            7,590,746       7,760,860       8,557,549

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      7,513,359       7,712,733       8,633,976

RESEARCH AND DEVELOPMENT EXPENSES                   457,172         476,679       1,205,461

SPECIAL CHARGES (CREDITS)                           906,000        (100,000)        400,000
                                               ------------    ------------    ------------

          Operating loss                         (1,285,785)       (328,552)     (1,681,888)

INTEREST EXPENSE, net                               439,249         474,414         658,421
                                               ------------    ------------    ------------

          Loss before income taxes               (1,725,034)       (802,966)     (2,340,309)

PROVISION (BENEFIT) FOR INCOME TAXES                 13,312           4,916        (133,367)
                                               ------------    ------------    ------------

NET LOSS                                       $ (1,738,346)   $   (807,882)   $ (2,206,942)
                                               ============    ============    ============

NET LOSS PER COMMON SHARE
   Basic                                       $       (.19)   $       (.09)   $       (.24)
   Diluted                                     $       (.19)   $       (.09)   $       (.24)



   The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999



                                                                           Paid-in                     Foreign
                                                                           Capital                     Currency
                                                 Comprehensive   Common   In Excess     Accumulated    Translation
                                                    Loss         Stock      of Par        Deficit      Adjustment          Total
                                               -------------- ----------- ------------  ------------  -------------- ------------
Balance June 30, 1998                               $   -     $    97,679  $11,858,704  $ (4,153,889)  $   (8,509)   $  7,793,985

   Retirement of 496,895 shares of
     common stock at $.75 per share                     -          (4,969)    (367,703)           -             -        (372,672)
   Foreign currency translation adjustment         (6,072)              -            -             -       (6,072)         (6,072)

   Net loss                                    (2,206,942)              -            -    (2,206,942)           -      (2,206,942)
                                             ------------

Comprehensive loss                           $ (2,213,014)              -            -             -            -               -
                                             ============     -----------  -----------  ------------   ----------    ------------
Balance June 30, 1999                                              92,710   11,491,001    (6,360,831)     (14,581)      5,208,299

   Issuance of 580,000 employee stock
     options at $.31 per share                      $   -               -       54,882             -            -          54,882
   Foreign currency translation
     adjustment                                      (360)              -            -             -         (360)           (360)
   Net loss                                      (807,882)              -            -      (807,882)           -        (807,882)
                                             ------------
Comprehensive loss                           $   (808,242)              -            -             -            -               -
                                             ============     -----------  -----------  ------------ ------------    ------------

Balance June 30, 2000                                              92,710   11,545,883    (7,168,713)     (14,941)      4,454,939

   Foreign currency translation
     adjustment                              $        630               -            -             -          630             630

   Net loss                                    (1,738,346)              -            -    (1,738,346)           -      (1,738,346)
                                             ------------
Comprehensive loss                           $ (1,737,716)              -            -             -            -               -
                                             ============     -----------  -----------  ------------ ------------    ------------

Balance June 30, 2001                                         $    92,710  $11,545,883  $ (8,907,059)  $  (14,311)   $  2,717,223
                                                              ===========  ===========  ============ ============    ============



   The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                                                                2001             2000           1999
                                                                            -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $(1,738,346)    $  (807,882)    $(2,206,942)
   Adjustments  to  reconcile  net loss to net cash  provided by
     (used in) operating activities-
       Non-cash special charges                                                 846,000        (100,000)        400,000
       Accretion of imputed interest on note payable                                  -               -         154,927
       Gain on sale of equipment                                                      -               -         (60,037)
       Depreciation and amortization                                            761,233         713,612         707,635
       Provision for losses on accounts receivable                               99,356          87,049         260,506
       Change in assets and liabilities:
         Decrease in accounts receivable                                        468,311         592,252         491,573
         Decrease in inventories                                                589,856       1,471,637       1,014,573
         (Increase) decrease in prepaid expenses and other                       (2,705)        (38,057)        204,031
         Decrease (increase) in other assets                                    178,264         (70,239)        183,157
         (Decrease) increase in accounts payable                               (182,187)        199,067        (300,182)
         Decrease in accrued expenses                                           (30,540)       (180,649)       (718,866)
         Increase (decrease) in accrued payroll expenses                         32,665        (310,624)        192,178
                                                                            -----------     -----------     -----------

                Total adjustments                                             2,760,253       2,364,048       2,529,495
                                                                            -----------     -----------     -----------

                Net cash provided by operating activities                     1,021,907       1,556,166         322,553
                                                                            -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (202,968)       (138,626)       (169,357)
                                                                            -----------     -----------     -----------

                Net cash used in investing activities                          (202,968)       (138,626)       (169,357)
                                                                            -----------     -----------     -----------



   The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP IMAGING CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999



                                                                               2001             2000                  1999
                                                                           -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing of debt                                                                 -                  -             77,284
   Repayments of debt                                                       (1,054,913)        (1,232,613)          (197,675)
   Retirement of common stock                                                        -                  -           (372,672)
                                                                           -----------        -----------        -----------

                Net cash used in financing activities                       (1,054,913)        (1,232,613)          (493,063)

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                 630               (360)            (6,072)
                                                                           -----------        -----------        -----------
                Net (decrease) increase in cash and cash
                   equivalents                                                (235,344)           184,567           (345,939)

CASH AND CASH EQUIVALENTS, at beginning of year                                433,620            249,053            594,992
                                                                           -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, at end of year                                  $   198,276        $    33,620        $   249,053
                                                                           -----------        -----------        -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the year for-
     Interest                                                              $   444,912        $   489,218        $   659,935
     Income taxes                                                          $    19,713        $    28,469        $     3,467



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

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

Basic and Diluted Loss Per Common Share

The computation of net earnings per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable. Basic and diluted earnings per common share for the fiscal years ended 2001, 2000 and 1999 are presented below:


                                                   2001               2000              1999
                                              -----------        -----------        -----------
Net Loss Available for Common
  Shareholders                                $(1,738,346)       $  (807,882)       $(2,206,942)

Weighted Average Common Stock
  Outstanding                                   9,271,054          9,271,054          9,271,054
                                              -----------        -----------        -----------

Basic Loss Per Share                          $      (.19)       $      (.09)       $      (.24)
                                              -----------        -----------        -----------

Net Loss Available for Common
  Shareholders                                $(1,738,346)       $  (807,882)       $(2,206,942)

Weighted Average Common Stock
  Outstanding                                   9,271,054          9,271,054          9,271,054
                                              -----------        -----------        -----------

Diluted Loss Per Share                        $      (.19)       $      (.09)       $      (.24)
                                              -----------        -----------        -----------



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


                                                        Weighted                Weighted                Weighted
                                                         Average                 Average                 Average
                                            ---------    Price      ---------    Price      --------      Price
                                               2001                    2000                     1999
                                            ---------    --------   ----------   --------   ---------    ---------
Options outstanding, beginning
    of fiscal year                          1,675,500    $0.64       1,147,620    $0.82        974,120    $1.10
Granted                                       520,500     0.41         673,000     0.34        426,000     0.82
Exercised                                           -                                                        -
                                                                    ----------    -------   ----------    --------
Cancelled                                    (907,500)    0.71        (145,120)    0.66       (252,500)     1.91
                                           ----------    -------    ----------    -------   ----------    --------
Options outstanding, end of
    fiscal year                             1,288,500     0.49       1,675,500     0.64       1,147,620     0.82
                                           ----------    -------    ----------    -------   ----------    --------

Options exercisable at June 30              1,288,500                1,675,500                1,147,620
                                           ==========               ==========              ===========
Weighted average fair value of
    options granted during years
    ended June 30                               $0.29                    $0.24                    $0.62
                                                =====                    =====                    =====


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



                                                              2001         2000           1999
                                                         -----------    ---------    -----------
         Net loss                         As reported    $(1,738,346)   $(807,882)   $(2,206,942)
                                          Pro forma       (1,887,190)    (968,268)    (2,471,869)

         Basic earning per share          As reported         (.19)        (.09)          (.24)
                                          Pro forma           (.20)        (.10)          (.27)

         Diluted earnings per share       As reported         (.19)        (.09)          (.24)
                                          Pro forma           (.20)        (.10)          (.27)



The Company has a restricted stock purchase plan under which 400,000 shares have been reserved for issuance. No shares of restricted stock have been issued as of June 30, 2001.

4. INCOME TAXES

The loss before provision for income taxes is comprised of the following:

                                     2001             2000             1999
                                  -----------       ---------       -----------
             United States        $(1,700,084)      $(651,376)      $(2,072,069)
             Foreign                  (24,950)       (151,590)         (268,240)
                                  -----------       ---------       -----------
                   Total          $(1,725,034)      $(802,966)      $(2,340,309)
                                  ===========       =========       ===========

     The provision (benefit) for income taxes is comprised of the following:

                                     2001              2000           1999
                                  -------            ------        ----------
             Current:
              State               $13,312            $4,916        $(133,367)
              Foreign             -                  -             -
                                  -------            ------        ----------
                                  $13,312            $4,916        $(133,367)
                                  -------            ------        ----------

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

The difference between the (benefit) provision for income taxes at the effective federal statutory rates and the amounts provided in the financial statements is summarized as follows:


                                                                 2001              2000             1999
                                                               ---------        ---------         ----------
          Tax benefit at Federal statutory rates               $(586,512)       $(274,680)        $(750,360)

          Increase (decrease) in tax provision (benefit)
            resulting from:
          State income tax provision (benefit), net
            of federal benefit                                     13,312            4,916          (33,367)
          Foreign losses not benefited                              9,980           60,636           107,296
          Amortization in excess of tax basis                         624            3,206             3,206
          U.S. losses not benefited                               566,540          199,296           628,779
          Resolution of previous contingencies                          -                -         (100,000)
          Other                                                     9,368           11,542            11,079
                                                               ----------        ---------        ----------
          Provision (benefit) for income taxes                   $ 13,312          $ 4,916        $(133,367)
                                                               ==========        =========        ==========



The items which comprise the deferred tax balance are as follows:


                                                                                    2001             2000
                                                                                ----------        ----------
          Depreciation and amortization                                         $1,524,270        $1,349,692
          Accrued liabilities and reserves not currently deductible                145,850           335,329
          Inventory                                                                 86,663           207,971
          Net operating loss carryforwards                                       3,294,893         2,459,552
                                                                                ----------        ----------
                                                                                 5,051,676         4,352,544

          Deferred tax asset valuation reserve                                 (5,051,676)       (4,352,544)
                                                                                ----------        ----------
          Tax asset recognized on balance sheets                                $   -             $   -
                                                                                ----------        ----------


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

6. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are defendants (together with other third parties) in a legal claim alleging that the Company violated bulk sales laws upon the acquisition of a medical product line in July 1995. The Company's motion for summary dismissal of the amended claim was filed in July 2000. On September 27, 2000, the Court ruled on the Company's motion and granted summary judgment in favor of the Company on three of the six claims by the plaintiff. The amended complaint seeks damages in the sum of $443,500 for unpaid material invoices and $19.9 million in consequential damages, treble damages, interest and attorney fees. There will be a final pretrial conference on October 19, 2001, and a trial will be scheduled to begin in 2002. The Company continues to deny there are any merits to the plaintiff's action and will vigorously defend the remaining three claims, by pursuing due process under law. At this time, the Company believes that the final outcome of this matter has the potential to have a material adverse effect on the Company, should there be a decision against the Company. Furthermore, the Company has filed a cross claim against the seller under an indemnification clause contained in the asset purchase agreement between the two parties.

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

The Company has leases for office and manufacturing facilities for periods expiring through fiscal year 2008. Approximate minimum annual rental payments under these leases as of the fiscal year ended June 30 are as follows:

        2002                           $477,000
        2003                            477,000
        2004                            501,000
        2005                            525,000
        2006 and thereafter           1,838,000

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


                                                                                Depreciation                 Net
                                                    Operating                        &          Capital      Interest
                                      Net Sales       Loss          Assets      Amortization  Expenditures   Expense
                                     -----------   -----------   ------------   ------------  ------------  -----------
        2001
           Medical/Dental            $21,386,150   $(1,216,075)    $8,132,734     $761,233      $202,968       $359,249
           Graphic Arts                2,665,150      (69,710)        502,480      -             -               80,000
                                     -----------   -----------     ----------    ---------      --------       --------
           Consolidated              $24,051,300   $(1,285,785)    $8,635,214     $761,233      $202,968       $439,249
                                     -----------   -----------     ----------    ---------      --------       --------
        2000
           Medical/Dental            $21,976,524   $ (241,217)    $10,592,512      $707,439      $138,626      $354,414
           Graphic Arts                3,390,474      (87,335)      1,015,393         6,173       -             120,000
                                     -----------   -----------     ----------    ---------      --------       --------
                Consolidated         $25,366,998   $ (328,552)    $11,607,905      $713,612      $138,626      $474,414
                                     -----------   -----------     ----------    ---------      --------       --------
        1999
           Medical/Dental            $24,767,670   $(1,526,766)   $12,282,372     $699,469      $166,117       $525,524
           Graphic Arts                4,602,668      (155,122)     1,703,712        8,166         3,240        132,897
                                     -----------   -----------    -----------    ---------      --------       --------
           Consolidated              $29,370,338   $(1,681,888)   $13,986,084     $707,635      $169,357       $658,421
                                     -----------   -----------     ----------    ---------      --------       --------


Geographic financial information for the years ended June 30, 2001, 2000 and 1999 are as follows:


                                             2001              2000             1999
                                          -----------      -----------      -----------
        Sales
           United States                 $ 18,819,770      $18,586,087      $20,736,264
           Europe                             -                -                -
           Domestic export sales            5,231,530        6,780,911        8,634,074
                                         ------------      -----------      -----------
                        Total            $ 24,051,300      $25,366,998      $29,370,338

        Net Loss
           United States                 $(1,713,396)      $ (656,282)     $(1,938,742)
           Europe                            (24,950)        (151,600)        (268,200)
                                         ------------      -----------     ------------
                        Total            $(1,738,346)      $ (807,882)     $(2,206,942)

        Identifiable Assets
           United States                   $8,617,654      $11,589,425      $13,926,364
           Europe                              17,560           18,480           59,720
                                         ------------      -----------      -----------
                        Total              $8,635,214      $11,607,905      $13,986,084
                                         ------------      -----------      -----------

There were no sales to any one customer in excess of 10% of net sales in Fiscal 2001, 2000 and 1999.

AFP IMAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


8. SPECIAL CHARGES

During 2001, the Company recorded a special charge of approximately $846,000 to write-off the balance of goodwill associated with the July 1995 acquisition of its medical diagnostic imager product line, due to impairment of this product line caused by changing technology and market conditions. Also in July 2001, the Company completed the sale of its LogE graphic arts product line at a loss of approximately $110,000. Approximately $60,000 is included in special charges for severance and other closing costs, the balance of $50,000 is included in cost of sales to reduce the inventory to fair market value.

Special charges in Fiscal 2000 is a credit of $100,000 to reflect the restructuring and reduction of a Subordinated Promissory Note issued in 1997 as part of the financing of an acquisition. On August 11, 1999, the Company and ACG Nystromgruppen AB ("Nystrom") of Sweden, agreed to an immediate reduction and restructuring of the Nystrom Subordinated Note Payable. The Company paid $100,000 to Nystrom plus accrued interest from April 17, 1999 to August 10, 1999, and the principal amount of the amended Nystrom Subordinated Note Payable was reduced by $100,000 (See Note 2) to $800,000 in total, to be paid over a six year period. A royalty payment, contingent on sales, as per the original Stock Purchase Agreement was due Nystrom and paid on April 17, 2000. There are no other contingent payments or further amendments to the Stock Purchase Agreement.

On January 4, 1999, $500,000 became due under the Company's $2.5 million promissory note issued to the former owner of a dental product line. The Company did not make payment on that note, as the Company believed that the former owner breached the terms of the Asset Purchase Agreement dated December 24, 1997 related to the acquisition of the dental product line. During Fiscal 1999, the Company and the former owner reached a commercial settlement whereby the $2.5 million note would be extinguished and replaced with an $850,000 note and a payment of $150,000, the terms of which are discussed in Note 2. At the time the settlement was reached, the carrying value of the $2.5 million note was approximately $2.3 million, net of unamortized discount. The resulting $1.3 million reduction in the carrying value of the debt was recorded as a component of the special charges in 1999.

During Fiscal 1999, the Company recorded special charges of approximately $1.7 million related to the operations of the dental product line acquired in 1997, due to the recognized impairment in the value of this product line. The components of these charges were as follows:

o Approximately $1.3 million write down of goodwill, reducing the carrying amount of this asset to $0,

o Approximately $140,000 reduction in the carrying value of other acquired long-lived assets, principally equipment, to fair market value,

o Approximately $180,000 to establish an accrual related to acquired accounts receivable, the value of which not having yet been realized through collection or sale, and

o Approximately $75,000 to establish a liability for the discontinuation of the former owner's consulting agreement with the Company, pursuant to the settlement arrangement.

These special charges, which were recorded during the fiscal third and fourth quarters of Fiscal 1999, were based on revised sales forecasts, historical operating results and the progression of the Company's dispute in regard to the note payment due to the prior owner. The amount of the charge related to the impairment of goodwill and long-lived assets was calculated using the anticipated future discounted cash flows, as a proxy for fair value, of this product line. The Company also reduced the related inventory of the dental product line by approximately $350,000 in the fourth quarter of Fiscal 1999. This reduction is reflected in cost of sales in the accompanying Consolidated Statement of Operations.

     AFP IMAGING CORPORATION AND SUBSIDIARIES

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999




                                             Balance at      Charged to   Charged                  Balance at
                                             Beginning       Costs and    to Other                   End of
          Description                        of Period       Expenses     Accounts  Deductions       Period
---------------------------------            ---------       ----------   --------  ----------     ----------

June 30, 2001

Allowance for doubtful  accounts
   and sales returns                         $ 163,000       $  99,356     $-       $(152,348)       $ 110,000



June 30, 2000

Allowance for doubtful  accounts
   and sales returns                         $ 427,000       $  87,049     $-       $(351,049)       $ 163,000



June 30, 1999

Allowance for doubtful  accounts
   and sales returns                         $ 422,203       $ 260,805     $-       $(256,008)       $ 427,000

