Form 10-Q
period 2002-03-31
AFP IMAGING CORP
filed 2002-05-20
CIK 319126

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X      No
                                             ---        ---

The registrant had 9,271,054 shares of Common Stock outstanding as of May 1, 2002.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may", "will", "could", "project", "expect", "believe", "estimate", "anticipate", "intend", "continue", "potential", "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to:

         o        adverse changes in general economic conditions,
         o the economic, political and social impact of the September 2001 terrorist attacks on the United States, o the Company's ability to repay its loans when due,
         o changes in the markets for the Company's products and services,
         o the ability of the Company to successfully design, develop, manufacture and sell new products,
         o the Company's ability to successfully market its existing and new products,
         o        adverse business conditions,
         o        increased competition,
         o        pricing pressures,
         o        risks associated with foreign operations,
         o        the Company's ability to attract and retain key personnel,
         o difficulties in obtaining adequate long-term financing to meet the Company's obligations,
         o changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers, o changes in currency exchange rates and regulations,
         o and other factors set forth in this Quarterly Report on Form 10-Q, and the Company's Annual Report on Form 10-K, for the year ended June 30, 2001, and from time to time in the Company's other filings with the Securities and Exchange Commission.

 Readers are urged to carefully review and consider the various disclosures made by the Company In this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended June 30, 2001, and the Company's other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward looking statements made in the Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward looking statements to reflect changes in the Company's expectations or future events.



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

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2002, and the results of its operations for the three and nine month periods ended March 31, 2002 and 2001, and its cash flows for the nine months periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
         Consolidated Balance Sheets - March 31, 2002 and June 30, 2001

Assets                                                 March 31,             June 30,
------                                                   2002                 2001
                                                      -----------          -----------
                                                      (Unaudited)
CURRENT ASSETS:
          Cash and cash equivalents                   $   235,600          $   198,276
          Accounts receivable, less allowance
             for doubtful accounts of $82,000
             and $110,000, respectively                 2,198,801            2,676,546
Inventories                                             2,551,207            3,488,217
Prepaid expenses and other                                 70,745              130,720
                                                      -----------          -----------

          Total current assets                          5,056,353            6,493,759
                                                      -----------          -----------


PROPERTY, PLANT AND EQUIPMENT,
          At cost                                       3,024,138            3,359,204
Less accumulated depreciation                          (2,561,358)          (2,748,726)
                                                      -----------          -----------
                                                          462,780              610,478

GOODWILL,
          net of accumulated amortization
                                                        1,333,069            1,441,069

OTHER ASSETS                                              223,952               89,908
                                                      -----------          -----------

                                                      $ 7,076,154          $ 8,635,214
                                                      ===========          ===========


       Liabilities and Shareholders' Equity             March 31,             June 30,
                                                          2002                  2001
                                                      ------------          ------------
                                                      (Unaudited)
  CURRENT LIABILITIES:
    Current portion of long-term debt                 $    283,333          $    141,667
    Accounts payable                                     1,022,134               982,825
    Accrued expenses                                       656,527               920,518
                                                      ------------          ------------
         Total current liabilities                       1,961,994             2,045,010
                                                      ------------          ------------

 LONG TERM DEBT                                          2,466,739             3,872,981
                                                      ------------          ------------

 SHAREHOLDERS' EQUITY

     Common stock, $.01 par value, 30,000,000
           shares authorized, 9,271,054 shares
           issued and outstanding at March 31,
           2002, and June 30, 2001, respectively            92,710                92,710
Common stock warrants                                       19,800                  --
Paid-in capital in excess of par                        11,545,883            11,545,883
Accumulated deficit                                     (8,998,753)           (8,907,059)
Cumulative translation adjustment                          (12,219)              (14,311)
                                                      ------------          ------------
           Total shareholders' equity                    2,647,421             2,717,223
                                                      ------------          ------------

                                                      $  7,076,154          $  8,635,214
                                                      ============          ============

         The accompanying notes to financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended                               Nine Months Ended
                                                      March 31,                                        March 31,
                                                      ---------                                        ---------

                                             2002                     2001                   2002                      2001
                                             ----                     ----                   ----                      ----
NET SALES                                $  4,952,221             $  5,541,201             $ 14,694,000             $ 18,664,923

COST OF SALES                               3,272,473                3,800,059                9,655,592               12,765,113
                                         ------------             ------------             ------------             ------------

     Gross profit                           1,679,748                1,741,142                5,038,408                5,899,810

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   1,578,550                1,909,541                4,480,489                5,543,143
RESEARCH AND DEVELOPMENT                      146,633                  144,350                  396,886                  347,900
                                         ------------             ------------             ------------             ------------
                                            1,725,183                2,053,891                4,877,375                5,891,043
                                         ------------             ------------             ------------             ------------
     Operating income (loss)                  (45,435)                (312,749)                 161,033                    8,767
INTEREST EXPENSE, net                          63,845                  104,234                  238,776                  342,959
                                         ------------             ------------             ------------             ------------
     Loss before income taxes                (109,280)                (416,983)                 (77,743)                (334,192)
PROVISION FOR INCOME TAXES                      5,234                    4,499                   13,951                   12,317
                                         ------------             ------------             ------------             ------------
NET LOSS                                 ($   114,514)            ($   421,482)            $    (91,694)            $   (346,509)

NET LOSS PER SHARE
     Basic                                      ($.01)                   ($.05)                   ($.01)                   ($.04)
     Diluted                                    ($.01)                   ($.05)                   ($.01)                   ($.04)
WEIGHTED AVERAGE OUTSTANDING
  COMMON STOCK
     Basic                                  9,271,054                9,271,054                9,271,054                9,271,054
     Diluted                                9,271,054                9,271,054                9,271,054                9,271,054



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
     Consolidated Statements of Shareholders' Equity and Comprehensive Loss
                For the Nine Months Ended March 31, 2002 and 2001

                                   (Unaudited)


                                                                                    Common       Paid-in
                                              Comprehensive          Common         Stock       Capital In
                                                    Loss             Stock         Warrants    Excess of Par
                                                    ----             -----         --------    -------------

Balance June 30, 2000                        $        --       $    92,710               --     $ 11,545,883

     Foreign currency translation
       adjustment                                    630                --               --               --

     Net loss for nine months
       ended March 31, 2001                     (346,509)               --               --               --

Comprehensive Loss                              (345,879)               --               --               --
                                             -----------       -----------      -----------      ------------
Balance March 31, 2001                                         $    92,710               --      $ 11,545,883
                                                               ===========      ===========      ============


Balance June 30, 2001                        $        --       $    92,710               --      $ 11,545,883

     Issuance of common stock warrants                --                --           19,800               --

     Foreign currency translation
       adjustment                                  2,092                --               --               --

     Net loss for nine months
       ended March 31, 2002                      (91,694)               --               --               --

Comprehensive Loss                           $   (89,602)               --               --               --
                                             -----------       -----------      -----------      ------------
Balance March 31, 2002                                              92,710      $    19,800      $11,545,883
                                                               ===========      ===========      ============


                                                              Foreign
                                                              Currency
                                            Accumulated      Translation
                                              Deficit         Adjustment           Total
                                              -------         ----------           -----

Balance June 30, 2000                      $(7,168,713)      $   (14,941)      $ 4,454,939

    Foreign currency translation
      adjustment                                    --               630               630

    Net loss for nine months
      ended March 31, 2001                    (346,509)               --          (346,509)

Comprehensive Loss                                  --                --                --
                                           -----------       -----------       -----------

Balance March 31, 2001                     $(7,515,222)      $   (14,311)      $ 4,109,060
              === ====                     ===========       ===========       ===========


Balance June 30, 2001                      $(8,907,059)      $   (14,311)      $ 2,717,223
    Issuance of common stock warrants               --                --            19,800

    Foreign currency translation
      adjustment                                    --             2,092             2,092

    Net loss for nine months
      ended March 31, 2002                     (91,694)               --           (91,694)

Comprehensive Loss                                  --                --                --
                                           -----------       -----------       -----------

Balance March 31, 2002                     $(8,998,753)      $   (12,219)      $ 2,647,421
                                           ===========       ===========       ===========


        The accompanying notes to conslidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                   2002                    2001
                                                                                   ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $   (91,694)            $  (346,509)
     Adjustments to reconcile net income to net cash provided
       by operating activities-
         Depreciation and amortization                                             270,000                 602,816
         Change in assets and liabilities:
           Decrease in accounts receivable                                         477,745                 783,053
           Decrease in inventories                                                 596,195                 151,530
           (Increase) decrease in prepaid expenses and other assets                (54,270)                211,475
           Increase (decrease) in accounts payable                                  39,309                (289,557)
           (Decrease) in accrued expenses                                         (263,991)               (239,252)
                                                                               -----------             -----------

         Total adjustments                                                       1,064,988               1,220,065
                                                                               -----------             -----------
         Net cash provided by operating activities                                 973,294                 873,556
                                                                               -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sale of graphic arts business                             340,815                    --
           Capital expenditures                                                    (14,301)               (166,129)
                                                                               -----------             -----------

         Net cash provided by (used by) investing activities                       326,514                (166,129)
                                                                               -----------             -----------

CASH FLOW FROM FINANCING ACTIVITIES:
         Borrowing of debt                                                       1,801,065                    --
         Repayment of debt                                                      (3,065,641)               (990,521)
                                                                               -----------             -----------

         Net cash used by financing activities                                  (1,264,576)               (990,521)
                                                                               -----------             -----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                   2,092                     630
                                                                               -----------             -----------

         Net Increase (decrease) in cash and cash equivalents                       37,324                (282,464)

CASH AND CASH EQUIVALENTS, at beginning of period                                  198,276                 433,620
                                                                               -----------             -----------

CASH AND CASH EQUIVALENTS, at end of period                                    $   235,600             $   151,156
                                                                               ===========             ===========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    AFP Imaging Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

(1) General:
The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(2) Net Earnings Per Common Share:
The diluted weighted average number of shares outstanding does not include 697 and 88,606 shares of common stock issuable upon exercise of outstanding stock options in the nine months Fiscal 2002 and nine months Fiscal 2001, respectively, as such amounts are anti-dilutive when there is a loss.

(3) Long and Short Term Debt:
On September 21, 2001, the Company established a new senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, to replace its then current senior secured credit facility, which would have expired on October 31, 2001. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of March 31, 2002, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, with the exception of the tangible net worth covenant and the EBITDA ratio covenant for the quarter ended March 31, 2002. The Company's senior secured lender has waived compliance with these covenants as of March 31, 2002. This new Revolving Credit Loan resulted in a decrease in the maximum amount of loan available under the revolving line of credit, an interest rate increase to 1-3/4% over the prime rate, currently at 6 1/2%, a stricter formula to calculate available funds based on eligible accounts receivable and inventory, and additional reporting requirements to the senior secured lender, than under the Company's former credit facility. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to account for these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

Upon execution of the new Revolving Credit Loan, the Company utilized the proceeds to repay the former credit facility's revolver balance of $1,801,000 as of September 21, 2001. The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the new Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. At May 1, 2002, the Company had available $747,900 of unused credit under the Revolving Credit Loan.

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

(5) Income Taxes:
The Company's income tax provision for the Fiscal 2002 and 2001 nine-month periods relate to state or foreign income and capital taxes, net of any refunds received. No income tax benefits related to the losses reported in Fiscal 2002 and 2001 have been recorded, in accordance with SFAS No. 109.

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

(7) Segment Information:
As of March 31, 2002, the Company only had one business segment, Medical/Dental. The segment information for the three and nine months ended March 31, 2001 is shown below. Segment information related to operating income includes costs directly attributable to each segment's operations.

                                                     Operating                  Depreciation                    Net
                                                       Income                        &           Capital      Interest
                                       Net Sales       (Loss)        Assets     Amortization  Expenditures    Expense
                                       ---------       ------        ------     ------------  ------------    -------
        For the three months ended
           March 31, 2001
           Medical/Dental              $4,803,531     $(301,184)    $9,000,647    $200,409       $71,207       $84,234
           Graphic Arts                   737,670       (11,565)       742,049           0             0        20,000
                                       ----------     ---------     ----------    --------       -------      --------
           Consolidated                $5,541,201     $(312,749)    $9,742,696    $200,409       $71,207      $104,234
                                       ==========     =========     ==========    ========       =======      ========

        For the nine months ended
           March 31, 2001
           Medical/Dental             $16,478,665       $97,940     $9,000,647    $602,816      $166,129      $282,959
           Graphic Arts                 2,186,258       (89,173)       742,049           0             0        60,000
                                      -----------       -------     ----------    --------      --------      --------
           Consolidated               $18,664,923        $8,767     $9,742,696    $602,816      $166,129      $342,959
                                      ===========        ======     ==========    ========      ========      ========

======================================================================================================================


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company's working capital at March 31, 2002 decreased by approximately $1,354,400 from June 30, 2001. The Company sold inventory as well as selected other assets associated with its graphic arts business for cash and a note receivable and used the proceeds of the transaction to reduce its long-term revolver debt. The Company also significantly reduced its long-term debt by reductions in accounts receivable, inventory (other than the graphic arts sale), prepaid expenses and other assets, which were offset by decreases in accrued expenses. Additionally, as of March 31, 2002, in accordance with GAAP, included in the current portion of long-term debt is twelve months of principal payments due under a subordinated note, as opposed to six months of principal payments included at June 30, 2001.

As of September 21, 2001, the Company established a new senior secured credit facility (the "Revolving Credit Loan") consisting of a $3.5 million revolving line of credit, to replace its then current senior secured credit facility, which would have expired on October 31, 2001. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of March 31, 2002, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, with the exception of the tangible net worth covenant and the EBITDA ratio covenant for the quarter ended March 31, 2002. The Company's senior secured lender has waived compliance with these covenants as of March 31, 2002. This new Revolving Credit Loan resulted in a decrease in the maximum amount of loan available under the revolving line of credit, an interest rate increase to 1-3/4% over the prime rate, currently at 6 1/2% per year, a stricter formula to calculate available funds based on eligible accounts receivable and inventory, and additional reporting requirements to the senior secured lender, than under the Company's former credit facility. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock.

Upon execution of the new Revolving Credit Loan, the Company utilized the proceeds to repay the former credit facility's revolver balance of $1,801,000 as of September 21, 2001. The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the new Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Revolving Credit Facility to finance its ongoing operations. The Company expects its working capital requirements will continue to be financed by operations and from borrowings. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than a material decline in sales and/or the ongoing litigation cases, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. At May 1, 2002, the Company had available $747,900 of unused credit under the Revolving Credit Loan.

Capital expenditures for the first nine months of Fiscal 2002 were $14,301, consisting of computer workstation upgrades for engineering applications and some minor tooling charges. The Company did not defer the purchase of any significant capital items, and capital expenditures during the balance of Fiscal 2002 will be utilized for the finalization of masks and tooling for a new digital imaging product. Where practical, the Company continues to conserve its cash expenditures. The Company expects to continue to finance any future capital requirements, principally from internally generated funds. Future capital expenditures are limited under the terms of the Revolving Credit Loan.

Results of Operations - Nine Months Fiscal 2002 Versus Nine Months Fiscal 2001

Sales decreased approximately $3,970,900 or 21% between the Fiscal 2002 and Fiscal 2001 nine-month periods. Sales of graphic arts products showed a decrease from the prior year's corresponding nine-month period of approximately $2,130,000 due to the sale of this product line on July 30, 2001. The dental product sales decreased approximately 15.7%, as the Fiscal 2001 nine-month period included approximately $1.0 million more in sales to the U.S. military than the Fiscal 2002 nine-month period. Dental x-ray equipment sales decreased approximately $648,000 due to the postponement of orders attributable to continued uncertainty and recessionary pressures in the market place, and a reduction in export sales. The Company's medical product sales showed a slight decrease of approximately 2.7%, due to approximately $890,000 lower sales from the Company's medical ultrasound and film recording cameras, mainly due to technological changes in the marketplace. This decrease was offset by an increase of $710,000 in medical and veterinary x-ray equipment sales. The domestic veterinary x-ray market continues to show growth potential, as does the European market for the Company's equipment. Other products did not show any significant variances from the prior fiscal year's nine-month period.

Gross profit as a percent of sales increased approximately 2.7 percentage points between the Fiscal 2002 and Fiscal 2001 nine-month periods, due to efficiencies in the product mix, as well as some cost reductions from certain suppliers. There were less distributor sales and more Company manufactured products in the current nine-month period. Distributor product sales tend to have lower margins than Company manufactured products. Labor and overhead costs, as a percent of sales, were approximately the same for the nine-month periods ended March 31, 2002 and 2001.

Selling, general, and administrative costs decreased approximately $1,062,600 or 19.2% between the Fiscal 2002 and Fiscal 2001 nine-month periods. Approximately $671,000 of the decrease is due to costs associated with the graphic arts product line sold in July 2001. There was approximately $213,000 less in amortization costs in the current nine-month period due to lower intangibles in Fiscal 2002. Approximately $76,000 relates to the collection, in the first quarter Fiscal 2002, of a portion of a large receivable, which had been written off in 1993. Approximately $35,000 relates to the favorable settlement, in the third quarter Fiscal 2002, of an intellectual property infringement suit. The balance of approximately $67,000 is attributable to the cost reduction programs which management instituted in the fourth quarter of Fiscal 2001. The work force was downsized, low margin products were discontinued, and all low priority expenditures were reduced. The associated benefits were initially realized in the first quarter of Fiscal 2002. Management continues to seek ways to reduce fixed overhead costs and eliminate potential redundancies.

Research and development costs increased approximately $49,000 or 14.1% between the Fiscal 2002 and Fiscal 2001 nine-month periods. This increase is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its digital imaging products. The Company continues to invest in sustaining engineering and related costs for its existing analog products. Where applicable, the Company is acting as an import distributor for new products developed by others.

Interest expense, net decreased approximately $104,100 or 30.4% between the Fiscal 2002 and Fiscal 2001 nine-month periods primarily due to there being approximately $1,329,000 less in total debt at March 31, 2002 compared to March 31, 2001. Additionally, the prime rate of borrowing, which all senior debt is based upon, was several points lower in the current nine-month period.

The income tax provisions for Fiscal 2002 and Fiscal 2001, respectively, primarily reflect the nominal state taxes due. No tax benefit has been recognized for the losses incurred in prior years.


Results of Operations - Third Quarter Fiscal 2002 Versus Third Quarter Fiscal
2001

Sales decreased approximately $589,000 or 10.6% between the Fiscal 2002 and Fiscal 2001 third quarters. The graphic arts product sales decreased approximately $741,000 in the current quarter due to the sale of this business segment on July 30, 2001. The Company's medical products showed an increase of approximately 18.5% in the current quarter, with domestic growth in veterinary x-ray sales and international growth in medical x-ray equipment. The dental product sales decreased approximately 4.8%, in the current quarter mainly due to lower export sales. The Company's other products did not show any significant variances from the prior fiscal year's third quarter.

Gross profit as a percent of sales increased approximately 2.5 percentage points between the Fiscal 2002 and Fiscal 2001 third quarters, due to changes in the product mix, additional cost reductions received from key suppliers in the current third quarter, and the reduction of certain overhead costs. There were less imported distributor sales and more Company manufactured products in the current three-month period. Additionally, labor and overhead costs, as a percent of sales, were approximately 2.8 percentage points lower in the current third quarter compared to the third quarter Fiscal 2001, due to improved efficiencies.

Selling, general, and administrative costs decreased approximately $331,000 or
17.3 % between the Fiscal 2002 and Fiscal 2001 third quarters. Approximately $183,000 of the decrease is due to costs associated with the graphic arts product line sold in July 2001. There was approximately $70,000 less in amortization costs in the current three-month period due, to lower intangibles in Fiscal 2002. Approximately $35,000 relates to the favorable settlement, in the third quarter Fiscal 2002, of a trademark infringement suit. The balance represents less expenditures in the marketing department for advertising and trade show attendance, as the economic value of these costs are continuing to be evaluated.

Research and development costs basically stayed the same between the Fiscal 2002 and Fiscal 2001 third quarters. As reported for the nine-month period analysis, the Company continues to invest in the design, development and the refinement of its digital products in order to generate new revenue sources, reduce costs and maintain market share. The Company also continues to invest in sustaining engineering and related costs for its analog products. Where applicable, the Company is acting as a master import distributor for new products developed by others.

Interest expense, net decreased approximately $40,400 or 38.8% between the Fiscal 2002 and Fiscal 2001 third quarters. The Company reduced all of its debt by approximately $706,000 in the current third quarter, and reduced its debt in the third quarter Fiscal 2001 by $258,000. Additionally, the prime rate of borrowing, which all senior debt is based upon, was several points lower in the current third quarter than the previous third quarter.


Other

Adoption of New Financial Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method after that date. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The amortization of goodwill from past business combinations will cease upon adoption of this statement (July 1, 2002 for companies with a June 30th year end). Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this statement. The Company will also be required to evaluate all existing goodwill for impairment by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. At the present time, in accordance with existing accounting principles, the Company does not believe there has been impairment to their goodwill and intangibles. The Company is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position. Further, the Company is currently assessing all previously recorded goodwill and intangibles, as well as their useful lives. The methodology for this asset impairment review will be in accordance with SFAS No. 142, in which the Company will compare the fair value of its reporting units to the carrying amounts. The fair value will likely be determined using a discounted cash flow analysis. The Company will implement these new pronouncements in FY 2003.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

                            Part II Other Information

Item 1: Legal Proceedings

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and to Item 1, Part II in the Company's Quarterly Report on Form 10-Q for the six months ended December 31, 2001, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

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



                                 AFP IMAGING CORPORATION



                                 /s/
                                 ---------------------------------
                                 David Vozick
                                 Chairman of the Board
                                 Secretary, Treasurer
                                 Date: May 20, 2002



                                 /s/
                                 ---------------------------------
                                 Donald Rabinovitch
                                 President
                                 (Principal Executive Officer)
                                 Date: May 20, 2002



                                 /s/
                                 ---------------------------------
                                 Elise Nissen
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)
                                 Date: May 20, 2002