Form 10-K
period 2002-06-30
AFP IMAGING CORP
filed 2002-09-27
CIK 319126

                                  United States

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-K
              Annual Report Pursuant to Section 13 or 15 (d) of the
           Securities Exchange Act of 1934, For the fiscal year Ended
                                  June 30, 2002
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                         Commission File Number: 0-10832

                             AFP Imaging Corporation
             (Exact name of registrant as specified in its charter)

               New York                              13-2956272
               --------                              ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


                     250 Clearbrook Road, Elmsford, NY 10523
                     ---------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (914) 592-6100

Securities registered pursuant Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                      Common Stock, par value .01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               X
              ---                             ---
              Yes                              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ( X ) NO ( )

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of September 3, 2002 was approximately $762,539. On such date, the average of the closing bid and asked prices of the Common Stock, as quoted by the OTC Bulletin Board, was $.13.

The registrant had 9,271,054 shares of Common Stock outstanding as of September 3, 2002.

The information required by Part III of Form 10-K is incorporated by reference to the registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders tentatively scheduled for December 9, 2002 to be filed with the Securities and Exchange Commission on or prior to October 28, 2002.

Introductory Note - Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to,

      o     adverse changes in general economic conditions,
      o the economic, political and social impact of the September 2001 terrorist attacks on the United States,
      o     the Company's ability to repay its debts when due,
      o     changes in the markets for the Company's products and services,
      o the ability of the Company to successfully design, develop, manufacture and sell new products,
      o the Company's ability to successfully market its existing and new products,
      o     adverse business conditions,
      o     increased competition,
      o     pricing pressures,
      o     risk associated with foreign operations,
      o     the ability to attract and retain key personnel,
      o difficulties in obtaining adequate long-term financing to meet the Company's obligations,
      o changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers,
      o     changes in currency exchange rates and regulations,
      o and other factors set forth in this Form 10-K, and from time to time in the Company's other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-K for the year ended June 30, 2002, and the Company's other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward looking statements made in the Annual Report on Form 10-K speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward looking statements to reflect changes in the Company's expectations or future events.

Part I

Item 1.  Business

a) General Development of Business

AFP Imaging Corporation was organized on September 20, 1978, under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for producing medical and dental x-ray images through digital technology as well as the chemical processing of photosensitive materials. The Company also manufactures and distributes other closely related electro/optical imaging equipment. Medical, dental, veterinary, and industrial professionals use these products. The Company's products are distributed to worldwide markets, under various brand names, through a network of independent and unaffiliated dealers.

On May 22, 2002, the Company settled the civil complaint filed on December 18, 1995, in the Superior Court of the Commonwealth of Massachusetts. Such complaint had been instituted by a former vendor of Visiplex Instruments Ltd., based on an alleged breach of New York State Bulk Sales Notice Law, claiming that no notice of the bulk transfer was given in July 1995, when the Company acquired selected assets and liabilities of Visiplex. The complaint sought damages in the sum of $443,500 for unpaid material invoices and $19.9 million in consequential damages, treble damages, interest and attorney fees. The lawsuit was dismissed, with prejudice, and the Company made a settlement payment of $45,000. The settlement is final and binding and has been recorded in the Commonwealth of Massachusetts Superior Court. AFP Imaging Corporation, its wholly owned subsidiary Visiplex Instruments Corporation, as successor to Xenon Industries, Inc., and certain named corporate officers were all dismissed as defendants in this case, and complete releases were given to the Company and its subsidiaries.

b) Financial Information about Industry Segments

The Company is engaged in one industry segment, the manufacture and distribution of medical/dental x-ray equipment and accessories. Prior to July 2001, when the Company sold the assets related its graphic arts subsidiary, the Company had been engaged in two industry segments, the manufacture and distribution of medical/dental x-ray equipment and accessories, and graphic arts processing equipment and accessories. The Company has agreed not to compete in this same business line of graphic arts film and plate processing equipment for ten years, to expire in July 2011. The Company's business segments were based on differences in the nature of their operations, including distribution channels and customers. The composition of the industry segment is consistent with that used by the Company's management in making strategic decisions. See Note 7 to the Consolidated Financial Statements for further discussion of the Company's industry segments.

c) Narrative Description of Business

Principal Products and Services

Medical, Dental and Industrial X-Ray Processors & Accessories

The Company manufactures and distributes a line of freestanding and table top medical, dental and industrial x-ray film processors. These machines are capable of processing or developing films of various sizes. The exposed film is inserted into equipment and returned to the operator developed, fixed, washed and dried. The equipment can be located either in a dark room site or adapted to a daylight loading system. These units are used for diagnostic x-ray imaging and industrial, non-destructive testing applications. The Company's products are distributed worldwide through an unaffiliated dealer network to doctors, dentists, veterinarians, hospitals, medical clinics, the U.S. military, and other facilities.

Digital Dental Imaging Systems

The Company manufactures, distributes and services a filmless digital dental radiography system, based on x-rays and electronic imaging technology. Such technology generates and captures a patient's dental images with an intraoral sensor and then displays the image on a computer screen that operates in a Windows-based software environment.

The Company manufactures and distributes intraoral video dental cameras and related image management software. These products allow users to capture up to four intraoral dental images on a single computer screen and feature the mobility of the camera between operatories by "docking" (plugging in) directly into another chair side location. These products can be networked and are compatible with the Company's digital dental radiography system. A proprietary, Windows-based image management software suite provides for selection, transmission, storage and manipulation of the desired images by the dentist.

X-Ray Systems

The Company has the distribution rights to a European intraoral dental x-ray machine, which the Company helped to develop. The Company also has the North American distribution rights to a Japanese developed panoramic cephalometric dental x-ray machine. The x-ray film exposed by each of these units can then be developed in the Company's processors. These x-ray products also are compatible with the Company's digital x-ray products and software.

Veterinary Imaging and Radiographic Systems

The Company manufactures and distributes a line of equipment specifically designed for the veterinary marketplace. These include intraoral x-ray systems, film processors, dental veterinary film, and a line of radiographic equipment. These combined systems allow the veterinarian to perform both dental and general radiography.

Patents and Trademarks

The Company presently holds certain domestic and foreign utility patents, which, the Company believes, are material to the technology used in its products. The Company's intellectual property includes several patents acquired as part of acquisitions in 1997. The Company is not aware of any patents held by others that conflict with the Company's current product designs. The Company has agreed to pay a nominal royalty on the domestic sales of its digital dental systems software to a third party under a license for the use of the third party's software format for the computer display of such images. The principal technology applied to the construction of the Company's other products is state-of-the-art and may be considered proprietary. Patent applications have been filed where appropriate. The Company owns several domestic and foreign trademarks, which it uses in connection with the marketing of its products, including AFP Imaging, DENT-X, and EXCEL, and EVA, among others. The Company believes that these utility patents and trademarks are important to its operations and the loss or infringement by others of its rights to such patents and trademarks could have a material adverse effect on the Company.

Research and Development

The amounts spent by the Company during each of the Company's last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, are as follows:
             2002                          2001                         2000
             ----                          ----                         ----
           $499,829                      $457,172                     $476,679

The Company conducts research and development activities internally, at the New York facility, as well as contracts certain projects to qualified vendors and expert consultants. The Company's research and development efforts and technologies have been enhanced by business acquisitions completed in Fiscal Years 1997 and 1998. In each of these transactions, the Company added new product lines, and gained proprietary technologies and access to future research and development benefits. Commencing in April 1997, the Company participated in the development of new video/x-ray imaging sensors, including but not limited to Close Coupled Device ("CCD") and Complimentary Metal Oxide Semiconductor ("CMOS") type sensors. Research and development costs for the Fiscal Year 2000 does not include the European Union ("EU") grants paid to the Company for the Company's participation in a CMOS research and development project. All dental applications resulting from the research under the project will be licensed exclusively to the Company. The EU contract expired in May 2000. However, the Company is continuing its research and development efforts previously conducted under the EU contract, with internally generated funds.

The Company's level of research and development spending is discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operation.

Raw Materials

The Company manufactures, assembles, and services its products at its ISO 9001 (International Standards Organization) certified facility in Elmsford, New York. The Company's products are manufactured from parts, components and subassemblies obtained from several unaffiliated suppliers and/or fabricated internally at its manufacturing facility. In most cases, the Company does not utilize any unique or difficult to obtain raw materials or processes in the design and manufacture of its products. Although the Company anticipates that an adequate commercial supply of most raw material parts and components will remain available from multiple sources, the Company does own proprietary designs and tooling to produce CCD and CMOS digital x-ray sensors, which are in the physical possession of a Company vendor. While the loss of the Company's relationship with a particular supplier might result in some productions delays, such a loss is not expected to materially affect the Company's business, as the proprietary design is readily reproducible.

Sales, Marketing and Distribution

All of the Company's products are manufactured and distributed domestically and internationally in two basic forms. Certain products are custom engineered for Original Equipment Manufacturer's ("OEM") customers and carry the respective OEM's brand label. The OEM's are responsible for the installation and servicing of OEM-labeled products. The balance of the Company's products are marketed under the Company's own trade names and are distributed through an extensive network of independent medical, dental, and veterinary dealers. These dealers install and service such products. The Company conducts worldwide marketing and regional sales management efforts to promote all of its products and brand names.

The Company advertises in domestic and international trade journals, provides sales support and literature, prepares technical manuals and conducts customer education and training programs in order to promote its products. In addition, the Company participates in domestic and international trade and clinical shows. The Company also maintains a web site, which provides an easy-to-navigate, on-line information environment including Company information, product description and technical specifications.

Government Regulation

The Company's medical and dental products are subject to government regulation in the United States and certain other countries. The United States Food and Drug Administration ("FDA") regulates the distribution of all equipment used as medical devices. The Company must comply with the procedures and standards established by the FDA and comparable foreign regulatory agencies. The Company believes it has registered all of its applicable medical and dental products with the FDA, and that all of its products and procedures satisfy all the criteria necessary to comply with FDA regulations. The FDA has the right to disapprove the marketing of any medical device that fails to comply with FDA regulations. The Company's manufacturing facility is ISO 9001 certified. Where applicable, the Company's products are Conformite' Europeenne ("CE") certified for sales in the European Union. Any future changes in existing regulations, or adoption of additional regulations, domestically or internationally, which govern devices such as the Company's medical and dental products have the potential to have a material adverse effect on the Company's ability to market its existing products or to market new products.

Product Liability Exposure

The Company's business involves the inherent risk of product liability claims. The Company currently maintains general product liability insurance as well as an umbrella liability policy, which are deemed to be sufficient to protect the Company from any potential risks to which it may be subject.

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

Customers

In Fiscal Year 2002, sales of dental imaging equipment to Henry Schein Inc., accounted for approximately 12% of consolidated sales. Management believes that the loss of this customer initially would have an adverse effect on the Company's consolidated business. No customer accounted for 10% or more of net sales in Fiscal Years 2001 and 2000.

Backlog Orders

As of June 30, 2002, the Company's backlog of orders for its products was approximately $562,100 as compared to $1,789,000 as of June 30, 2001. The Fiscal 2001 backlog included a government order of $257,000. All of the orders included in the backlog at June 30, 2002 are scheduled for delivery on or before June 30, 2003. OEM bulk purchase commitments are typically negotiated for 12-month periods and are not based on a calendar or fiscal year. Spare part sales are not part of the Company's backlog calculations. The Company modified its pricing structure this year, reducing the potential benefit for placing blanket orders for products, which reduced the amount of the order backlog. In the opinion of the Company, fluctuations in the backlog and its size at any given time are not necessarily indicative of intermediate or long-term trends in the Company's business. Much of the Company's backlog can be canceled or the delivery dates of orders can be accelerated or extended without penalty. Delivery of capital equipment is frequently subject to changing budget conditions of medical institutions or end user clinical practitioners.

Government Contracts

The Company had two contracts in Fiscal Year 2002 with the United States Government that were material to the Company's consolidated business. One contract was with the Department of the Air Force for the delivery of X-ray Film Processors. The other contract, which is currently subject to a purchase option release provision, was with the Department of the Army for the delivery of Hand Held Dental X-ray Systems. The Company delivered these units during the first quarter of this Fiscal Year. The Company's policy is to be responsive to all governmental Requests for Quotations (RFQ), which can be fulfilled within the scope of the Company's product lines.

Competition

The Company's products utilize mechanical, as well as analog and digital electronic, technologies. The Company is subject to both foreign and domestic competition. The competition is characterized by significant investment in research and development of new technologies, products and services. Some competitors are well established in the film processor manufacturing and distribution businesses and may have greater financial, distribution resources and facilities than the Company. The Company relies on internal research and development personnel as well as subcontracted vendors. With respect to all of its products, the Company competes on the basis of price, features, product quality, applications, engineering, and promptness of delivery and customer service. The Company also manufacturers and provides to OEM customers different product versions which may compete with Company supplied products to other OEM, as well as Company branded products. The Company purchases certain products from others for resale on a non-exclusive basis, which may be subject to competition from other independent distributors.

The Company also competes in the dental imaging market on the basis of its proprietary and patented technologies. Certain competitors have significant or greater resources and revenues in electronic digital imaging technologies and expertise in software development utilized in dental imaging products.

While the Company believes its products are competitive in terms of capabilities, quality and price, competition has had an adverse effect on the business and, in the future, may adversely affect the Company's business. See "Research and Development" for further discussion.

Environmental

The Company believes it is in compliance with the current laws and regulations governing the protection of the environment and that continued compliance would not have a material adverse effect on the Company or require any material capital expenditures. The Company believes it does not use any controlled or regulated materials or processes in its operation. Compliance with local codes for the installation and operation of the Company's products is the responsibility of the end user, or the dealer who independently provides installation services. See Item 3, Legal Proceedings, for further discussion of the two environmental claims in which the Company is currently involved.

Employees

As of June 30, 2002, the Company employed 94 people on a full-time basis. The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.

d) Financial Information about Foreign and Domestic Operations and Export Sales

With respect to the Company's last three fiscal years, domestic sales were $16,116,458 (2002), $18,819,770 (2001), and$18,586,087 (2000) representing 80%,
78%, and 73%, respectively, of the Company's total sales during such periods. Domestic operating income was $396,078 for the year ended June 30, 2002, and domestic operating losses were $1,260,835 and $256,302 for the years ended June 30, 2001 and 2000, respectively. Export and foreign sales during such periods were $3,970,430 (2002), $5,231,530 (2001), and $6,780,911 (2000) or 20%, 22%,
and 27% of total Company sales for each period, respectively. The Company's Swedish subsidiary, Regam, incurred net losses of $4,670, $24,950, and $151,580, for fiscal years ended June 30, 2002, 2001, and 2000, respectively. The Company's Swedish operation is currently inactive.

Assets used in the manufacture of export sales are integrated with the other assets of the Company.

Item 2.  Properties

The Company's executive offices and principal manufacturing facility are located in Elmsford, New York. This facility , which comprises 47,735 square feet, is subject to a lease expiring on December 31, 2008 with a current rental of $477,350 per year, increasing through the lease term to $525,085, plus increases in real estate taxes, utility costs and common area charges. The Company believes its facility is well maintained, in good operating condition, and sufficient to meet the Company's present and anticipated needs. In January 2002, the Company closed its small sales and marketing facility in Springfield, Virginia, where its graphic arts subsidiary had been located. The cost of this facility was not material to the Company's consolidated property costs.

Item 3.  Legal Proceedings

The Company is a defendant (with several other parties) in a product liability insurance action commenced in the Second Judicial District Court of Nevada in 2000. The plaintiff, through their insurance company, claims that the Company's equipment caused a fire on the plaintiff's premises in December 1998. The complaint seeks compensatory damages of at least $470,000. The Company maintains that its equipment was not the cause of the fire or the resultant damage. The Company's insurance carriers, and their attorneys, are assisting in the Company's defense in this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

The Company is a defendant in two claims regarding environmental issues relating to a property in New Jersey owned by the Company between August 1984 and June 1985. One claim relates to the offsite disposition of trash and waste in a landfill in New Jersey. This claim was originally filed in 1998 by the Federal Government in United States District Court and the State of New Jersey, citing several hundred other third party defendants. The Company (through its former subsidiary, Kenro Corporation) was recently added (along with many other defendants) to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved companies, in an alternative dispute resolution (ADR) process for smaller claims. The second claim was filed in 2001 as a civil complaint by the current owners of the factory site in the Superior Court of New Jersey, Morris County. This suit alleges that Kenro Corporation contaminated a portion of the site during its manufacturing process. The complaint seeks payment by Kenro Corporation to cover all costs to remedy the situation, which the plaintiff estimates to be $750,000. The Company maintains it took the appropriate step and secured clearance under the Environmental Clean-up Responsibility Act (ECRA) at the time of sale, in 1985, and continues to investigate, with the help of legal counsel, any applicable insurance coverage. The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred for both of the environmental claims since September 2001. The Company currently has not determined if these claims are covered by insurance. At this time, the Company cannot assess the final outcome of either of these two environmental complaints.

In January 2002, the Company received notice that a complaint was filed on December 12, 2001, in the United States District Court for the Central District of California. The complaint was filed by a potential customer alleging breach of a 1996 contract with the Company for non-performance. The Company maintains that there was no contractual obligation between the two parties and that no funds or merchandise were ever transferred to or from the Company. The complaint seeks compensatory damages in the sum of $308,945 and unspecified punitive damages. In July 2002, the Company filed a Motion for Stipulation of Dismissal. The Company intends to vigorously defend this claim and at the present time does not believe that the final outcome of this matter will have a material adverse effect on the Company.

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


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 2002.

Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

a) Market Information

The Common Stock, par value $.01 per share, of the Company is the only class of the Company's common equity securities outstanding and is traded on the OTC Bulletin Board (Symbol "AFPC"), maintained by the National Association of Securities Dealers, Inc. The following table, based on information supplied by Commodity Systems Inc., shows the range of the high and low bid information for the Company's Common Stock for each quarterly period during the Company's last two fiscal years. These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.


    Quarter ended                    High Bid                        Low Bid
    -------------                    --------                        -------
    September 30, 2000                 .88                             .38
    December 31, 2000                  .59                             .27
    March 31, 2001                     .39                             .23
    June 30, 2001                      .34                             .23
    September 30, 2001                 .32                             .24
    December 31, 2001                  .32                             .18
    March 31, 2002                     .19                             .15
    June 30, 2002                      .22                             .14


b) Holders

As of September 20, 2002, the closing bid price for the Common Stock, as reported on the OTC Bulletin Board, was $.12, and there were 462 shareholders of record of the Common Stock. The Company estimates based on surveys conducted by its transfer agent in connection with the Company's 2001 Annual Meeting of Shareholders, that there are approximately 1,900 beneficial holders of the Common Stock.

c) Dividends

No cash dividends have been declared on the Company's Common Stock to date and the Company anticipates that for the foreseeable future any earnings will be retained for use in its business. The Company currently is prohibited from paying cash dividends on its Common Stock under the terms and conditions of its senior secured credit facility. The Company does not currently have a set policy with respect to payment of dividends. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

Item 6.  Selected Financial Data

                                                          As of and for the Years Ended June 30,

                                       2002              2001              2000               1999                1998
                                       ----              ----              ----               ----                ----

NET SALES                           $20,086,888        $24,051,300      $25,366,998          $29,370,338        $33,772,707
                                    ===========        ===========      ===========          ===========        ===========

OPERATING INCOME (LOSS)                $482,137    $(1,285,785)(a)    $(328,552)(b)      $(1,681,888)(c)    $(2,799,245)(d)
                                       ========    ===============    =============      ===============    ===============

NET INCOME (LOSS)                       $84,002    $(1,738,346)(a)    $(807,882)(b)      $(2,206,942)(c)    $(3,327,565)(d)
                                        =======    ===============    =============      ===============    ===============

NET EARNINGS (LOSS) PER SHARE
     BASIC                                 $.01             $(.19)           $(.09)               $(.24)             $(.34)
                                           ====             ======           ======               ======             ======
     DILUTED                               $.01             $(.19)           $(.09)               $(.24)             $(.34)
                                           ====             ======           ======               ======             ======

TOTAL ASSETS                         $7,849,510         $8,635,214      $11,607,905          $13,986,084        $18,660,909
                                     ==========         ==========      ===========          ===========        ===========

LONG-TERM DEBT                       $2,545,649         $3,872,981       $4,875,005           $5,974,216         $6,968,609
                                     ==========         ==========       ==========           ==========         ==========

SHAREHOLDERS' EQUITY                 $2,822,717         $2,717,233       $4,454,939           $5,208,299         $7,793,985
                                     ==========         ==========       ==========           ==========         ==========

SHAREHOLDERS' EQUITY PER                   $.30               $.29             $.48                 $.56               $.80
                                           ====               ====             ====                 ====               ====
COMMON SHARE

COMMON SHARES                         9,271,054          9,271,054        9,271,054            9,271,054          9,767,949
                                      =========          =========        =========            =========          =========
OUTSTANDING, at end
of period

CASH DIVIDENDS PER COMMON                  none               none             none                 none               none
SHARE


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

Capital Resources and Liquidity

The Company's working capital decreased approximately $992,100 between Fiscal Year 2002 and Fiscal Year 2001. The Company sold inventory as well as selected other assets associated with its graphic arts business for cash and a note receivable and used the proceeds of the transaction to reduce its long-term revolver debt. The Company also significantly reduced its long-term debt by reductions in accounts receivable and inventory (in addition to the graphic arts sale). As of June 30, 2002, in accordance with GAAP, the current portion of long-term debt includes twelve months of principal payments due under a subordinated note, as opposed to six months of principal payments at June 30, 2001. The Company is current on all of its principal payments.

As of September 21, 2001, the Company established a new senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, to replace its then current senior secured credit facility, which would have expired on October 31, 2001. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. The Revolving Credit Loan also provides for a decrease in the maximum amount of loan available under the revolving line of credit, an interest rate increase to 1-3/4% over the prime rate, currently at 6.5%, the formula to calculate available funds based on eligible accounts receivable and inventory is stricter, and there are more reporting requirements to the senior secured lender, than under the Company's former credit facility. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to adjustment for all issuances of stock.

Upon execution of the new Revolving Credit Loan, the Company utilized the proceeds to repay the former credit facility's revolver balance of $1,801,000, as of September 21, 2001. The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the new Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements. At September 20, 2002, the Company had available $812,150 of unused credit under the Revolving Credit Loan.

As of June 30, 2002, the Company was in compliance with the amended terms and conditions of its senior secured lender.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Revolving Credit Loan to finance its ongoing operations. The Company expects its working capital requirements will continue to be financed by operations and from borrowings on the Revolving Credit Loan. The Company presently is unaware of any other trends, demands, commitments or contingencies which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future, except for the final outcome of any pending litigation. No assurances can be given that the Company will have sufficient cash flow in the long term.

Capital expenditures for Fiscal Year 2002 of approximately $34,008 mainly consisted of computer workstation upgrades for engineering application, some production tooling charges to upgrade and enhance the Company's dental product lines, and other appropriate replacements in the normal course of operations. The Company did not defer the purchase of any significant capital items during the year. Where practical, the Company continues to conserve its cash expenditures. The Company expects to continue to finance any future capital requirements principally from internally generated funds. The total amount of capital expenditures is limited under the Revolving Credit Loan.


Results of Operations - Fiscal 2002 vs. Fiscal 2001

Sales decreased by approximately $3,964,400 or 16.5% between the two fiscal years. Sales of graphic arts products showed a decrease from the prior year of approximately $2,600,000 due to the sale of this product line on July 30, 2001. The dental product sales decreased approximately $1,348,000 or 8.8%, as Fiscal 2001 included approximately $1.0 million more in sales to the U.S. military than in Fiscal 2002. Additionally, there was a reduction in export sales. The Company's medical product sales stayed relatively constant between the two fiscal years. There was a decrease in revenues of approximately $760,000 from the Company's medical ultrasound and film recording cameras, mainly due to technological changes in the marketplace. This decrease was offset by an increase of $720,000 in medical and veterinary x-ray equipment sales. The domestic veterinary x-ray market continues to show growth potential. Other products did not show any significant variances from the prior fiscal year.

Gross profit as a percent of sales increased approximately 2.36 percentage points between Fiscal Year 2002 and Fiscal Year 2001, due to efficiencies in the product mix, as well as some cost reductions from certain suppliers. There were less distributor and more Company manufactured products in the sales mix for the current fiscal year than in the prior fiscal year. Distributor product sales tend to have lower margins than Company manufactured products. Labor and overhead costs, as a percent of sales, accounted for approximately .5 percentage points of this decrease due to the cost cutting and restructuring procedures implemented by the Company at the end of FY 2001.

Selling, general, and administrative costs decreased approximately $1,600,000 or 21.3% between Fiscal Year 2002 and Fiscal Year 2001. Approximately $890,000 of the decrease is due to costs associated with the graphic arts product line sold in July 2001. There was approximately $256,000 less in amortization costs in the current fiscal year due to lower intangibles in Fiscal 2002 than Fiscal 2001. Approximately $76,000 relates to the collection, in the first quarter Fiscal 2002, of a portion of a large receivable, which had been written off in 1993. Approximately $35,000 relates to the favorable settlement, in the third quarter Fiscal 2002, of an intellectual property infringement suit. The balance of approximately $340,000 is attributable to the cost reduction programs which management instituted in the fourth quarter of Fiscal 2001. The work force was downsized, low margin products were discontinued, and all low priority expenditures were reduced or eliminated. The associated benefits initially were realized in the first quarter of Fiscal 2002. Management continues to seek ways to reduce fixed overhead costs and eliminate potential redundancies.

Research and development costs increased approximately $42,600 or 9.3% between Fiscal Year 2002 and Fiscal Year 2001. This increase is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its digital imaging products. The Company continues to invest in sustaining engineering and related costs for its existing analog products. Where applicable, the Company is acting as an import distributor for new products developed by others.

Interest expense, net decreased approximately $146,200 or 33.3% between Fiscal Year 2002 and Fiscal Year 2001, primarily due to there being a lower average debt balance in the current fiscal year. Outstanding loans were approximately $1,065,000 less at June 30, 2002 compared to June 30, 2001. Additionally, the prime rate of borrowing, which all senior debt is based upon, was several points lower in the current twelve-month period.

The income tax provision primarily reflects the nominal state taxes due. The Company recognized a small tax benefit for the net loses incurred in the prior years, as the Company met the criteria described in Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" for recording such benefit.

Results of Operations - Fiscal 2001 vs. Fiscal 2000

In March 2001, the Company implemented a re-organizational and restructuring plan to better match the Company's resources with the then current projected sales forecast. Termination notices were given to 11% of its workforce, including both production and support employees. Cost reductions were implemented which included the elimination of attendance at an international show, reduced travel and communication expenses, and a continuation of a Company-wide cost savings program. Additionally, certain low margin products were discontinued. The Company realized the associated benefits beginning with the first quarter of Fiscal Year 2002, and did not incur any associated special charges during Fiscal Year 2001.

Sales decreased by approximately $1,315,000 or 5.2 % between the two fiscal years. Sales by the Company's graphic arts business decreased $750,000 from the prior fiscal year. Due to the continuing decline in graphic arts sales, the Company decided to dispose of this business segment, and completed the disposition in July 2001. The Company's medical diagnostic imagers business experienced a significant decrease in sales volume, of $1.5 million between the two fiscal years. This decrease is attributable to evolving technology and changing customer demands, changing market conditions, and expiration of purchase agreements by large OEM customers. Sales of dental product increased $900,000 between the two fiscal years. Included in the first quarter of Fiscal 2001, was a sale to the military of approximately $1.3 million. Additionally, the Company had a full year of sales of its intraoral x-ray unit in Fiscal 2001, whereas this product was first marketed and sold beginning in the fourth quarter of Fiscal 2000. The analog medical and dental sales remained fairly current between the two periods.

Gross profit as a percent of sales increased slightly, approximately 1.0 percentage points. Included in cost of sales in Fiscal 2001 is a charge of $200,000 to reflect the lower realizable value of the medical diagnostic imager inventory, and $50,000 to reflect the actual impairment in the graphic arts inventory which was sold in July 2001. Included in cost of sales for Fiscal 2000 is a charge of $400,000 to recognize the impairment (at that time) in the fair market value of the graphic arts inventory, based on a signed letter of intent (June 2000) to sell the inventory. Excluding these distinct charges, gross profit, as a percent of sales would have increased slightly, approximately .4 percentage points. This improvement can be attributable to a reduction in overhead costs, changes in the product mix, and the stronger US dollar in Fiscal 2001.

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

Special charges include approximately $846,000 to completely write-off the goodwill associated with the medical diagnostic imager product line. This line was acquired in July 1995, and due to changing technology and market conditions, the Company believes that there has been an impairment in the carrying value of this long-lived asset. Special charges also include a charge of $60,000 to accrue the closing costs including severance, lease obligations, and legal expenses associated with the sale of the graphic arts product line on July 30, 2001.

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

The income tax provision primarily reflects nominal state taxes due. The Company did not recognize a tax benefit for the net loss in Fiscal 2001, as the Company did not meet the criteria described in statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" for recording such benefit.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


Item 8. Financial Statements and Supplementary Data

         CONSOLIDATED FINANCIAL STATEMENTS

         AFP Imaging Corporation and Subsidiaries

         Years ended June 30, 2002 and 2001

                       AFP Imaging Corp. and Subsidiaries

                        Consolidated Financial Statements

                       Years ended June 30, 2002 and 2001

                                    Contents

Report of Independent Auditors............................................    1

Financial Statements

Consolidated Balance Sheets...............................................    2
Consolidated Statements of Operations.....................................    3
Consolidated Statements of Shareholders' Equity and Comprehensive
 Income (Loss).............................................................   4
Consolidated Statements of Cash Flows......................................   5
Notes to Consolidated Financial Statements.................................   6

Supplemental Schedule

Valuation and Qualifying Accounts..........................................  24

                         Report of Independent Auditors

To the Shareholders of
AFP Imaging Corporation:

We have audited the accompanying consolidated balance sheets of AFP Imaging Corporation (a New York Corporation) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the year ended June 30, 2002. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule as of June 30, 2001 and 2000 were audited by other auditors (Arthur Andersen LLP) who have ceased operations and whose report dated March 11, 2002, expressed an unqualified opinion on those financial statements and schedule.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFP Imaging Corporation and subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedule, Valuation and Qualifying Accounts, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the schedule as of June 30, 2002 is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



                                                        Ernst & Young LLP
                                                        ---------------------
                                                        /s/ Ernst & Young LLP


Stamford, Connecticut
August 27, 2002

                       AFP Imaging Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                  June 30,
                                                                                           2002               2001
                                                                                       -------------      -------------

Assets:
   Cash and cash equivalents                                                           $     516,494      $     198,276
   Accounts receivable, less allowance for doubtful accounts and sales returns of
      $104,000 and $110,000, respectively                                                  2,464,586          2,676,546
   Inventories                                                                             2,816,073          3,488,217
   Prepaid expenses and other current assets                                                 140,591            130,720
                                                                                       -------------      -------------
                Total current assets                                                       5,937,744          6,493,759

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Leasehold improvements                                                                    315,421            324,968
   Machinery and equipment                                                                 1,844,633          3,034,236
                                                                                       -------------      -------------

                                                                                           2,160,054          3,359,204
Less - Accumulated depreciation                                                           (1,726,256)        (2,748,726)
                                                                                       -------------      -------------

                                                                                             433,798            610,478
GOODWILL, net of accumulated amortization of $1,860,273 and $1,488,706,
    respectively                                                                           1,297,069          1,441,069

OTHER ASSETS                                                                                 180,899             89,908
                                                                                       -------------      -------------
                                                                                       $   7,849,510      $   8,635,214
                                                                                       =============      =============

Liabilities:
   Current portion of long-term debt                                                   $     327,777      $     141,667
   Accounts payable                                                                        1,358,696            982,825
   Accrued expenses                                                                          370,996            489,960
   Accrued payroll expenses                                                                  423,675            430,558
                                                                                       -------------      -------------

                Total current liabilities                                                  2,481,144          2,045,010

LONG-TERM DEBT                                                                             2,545,649          3,872,981

COMMITMENTS AND CONTINGENCIES                                                                      -                  -

SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value, 30,000,000 shares authorized and 9,271,054
      shares issued and outstanding at June 30, 2002 and 2001                                 92,710             92,710
   Common Stock Warrants                                                                      19,800                  -
   Paid-in capital in excess of par                                                       11,545,883         11,545,883
   Accumulated deficit                                                                    (8,823,057)        (8,907,059)
   Cumulative translation adjustment                                                         (12,619)           (14,311)
                                                                                       -------------      -------------

                Total shareholders' equity                                                 2,822,717          2,717,223
                                                                                       -------------      -------------

                                                                                        $  7,849,510       $  8,635,214
                                                                                       =============      =============

See accompanying notes.

                       AFP Imaging Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                                                          June 30,
                                                                          2002              2001            2000
                                                                       -----------      -----------     -----------
NET SALES                                                              $20,086,888      $24,051,300     $25,366,998

COST OF SALES                                                           13,273,218       16,460,554      17,606,138
                                                                       -----------      -----------     -----------

          Gross profit                                                   6,813,670        7,590,746       7,760,860

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             5,922,433        7,513,359       7,712,733

RESEARCH AND DEVELOPMENT EXPENSES                                          499,829          457,172         476,679

SPECIAL CHARGES                                                                  -          906,000        (100,000)
                                                                       -----------      -----------     -----------

          Operating income (loss)                                          391,408       (1,285,785)       (328,552)

INTEREST EXPENSE, net                                                      293,089          439,249         474,414
                                                                       -----------      -----------     -----------

          Income (loss) before income taxes                                 98,319       (1,725,034)       (802,966)

PROVISION FOR INCOME TAXES                                                  14,317           13,312           4,916
                                                                       -----------      -----------     -----------

NET INCOME (LOSS)                                                      $    84,002      $(1,738,346)    $  (807,882)
                                                                       ===========      ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
   Basic                                                               $       .01      $      (.19)    $      (.09)

   Diluted                                                             $       .01      $      (.19)    $      (.09)


See accompanying notes.

                       AFP Imaging Corp. and Subsidiaries

 Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

                    Years ended June 30, 2002, 2001 and 2000

                                                                           Paid-in                        Foreign
                                                                           Capital                        Currency
                              Comprehensive    Common     Common Stock    In Excess      Accumulated    Translation
                              Income (Loss)     Stock       Warrants       Of Par          Deficit       Adjustment        Total
                              -------------  ---------    ------------   -------------   ------------   ------------    -----------
Balance June 30, 1999                         $  92,710   $         --    $11,491,001    $(6,360,831)   $   (14,581)     $5,208,299

   Issuance of 580,000
      employee stock options
      at $0.31 per share                             --              --         54,882            --             --          54,882

   Foreign currency
   translation adjustment      $      (360)          --              --            --             --           (360)           (306)

   Net loss                       (807,882)          --              --            --       (807,882)            --        (807,882)
                               -----------
Comprehensive loss             $  (808,242)          --              --            --             --             --              --
                               ===========    ---------    ------------   -----------    ------------    -----------    -----------

Balance June 30, 2000                            92,710              --      11,545,883    (7,168,713)       (14,941)     4,454,939

   Foreign currency
   translation adjustment              630           --              --            --             --            630             630

   Net loss                     (1,738,346)          --              --            --     (1,738,346)            --      (1,738,346)
                               -----------
Comprehensive loss             $(1,737,716)          --              --            --             --             --              --
                               ===========    ---------    ------------   -----------    ------------    -----------     -----------

Balance June 30, 2001                            92,710              --    11,545,883     (8,907,059)       (14,311)      2,717,223

   Common stock warrants                             --          19,800            --             --             --          19,800

   Foreign currency
   translation adjustment      $     1,692           --              --            --             --          1,692           1,692

   Net income                       84,002           --              --            --         84,002             --          84,002
                               -----------
Comprehensive income           $    85,694           --              --            --             --             --              --
                               ===========    ---------    ------------   -----------    -----------    -----------    ------------
Balance June 30, 2002                         $  92,710    $     19,800   $11,545,883    $(8,823,057)   $   (12,619)   $  2,822,717
                                              =========    ============   ===========    ===========    ===========    ============

See accompanying notes.

                       AFP Imaging Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                 Years ended June 30,
                                                                         2002          2001               2000
                                                                   -------------   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $     84,002    $(1,738,346)        $  (807,882)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities-
         Non-cash special charges                                             -        846,000            (100,000)
           Depreciation and amortization                                354,688        761,233             713,612
           Provision for losses on accounts receivable                   64,248         99,356              87,049
           Change in assets and liabilities:
           Decrease in accounts receivable                              147,712        468,311             592,252
           Decrease in inventories                                      331,329        589,856           1,471,637
           Increase in prepaid expenses and other                        (9,871)        (2,705)            (38,057)
           (Increase) decrease in other assets                          (71,191)       178,264             (70,239)
           Increase (decrease) in accounts payable                      375,871       (182,187)            199,067
           Decrease in accrued expenses                                (118,964)       (30,540)           (180,649)
           (Decrease) increase in accrued payroll expenses
                                                                         (6,883)        32,665            (310,624)
                                                                   ------------   ------------       -------------
Total adjustments                                                     1,066,939      2,760,253           2,364,048
                                                                   ------------   ------------        ------------
Net cash provided by operating activities                             1,150,941      1,021,907           1,556,166

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of graphic arts business                          340,815              -                   -
   Capital expenditures                                                 (34,008)      (202,968)           (138,626)
                                                                   ------------   ------------        ------------
Net cash used in investing activities                                   306,807       (202,968)           (138,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing of debt                                                  1,801,065              -                   -
   Repayments of debt                                                (2,942,287)    (1,054,913)         (1,232,613)
                                                                   ------------   ------------        ------------
   Net cash used in financing activities                             (1,141,222)    (1,054,913)         (1,232,613)

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS
                                                                          1,692            630                (360)
                                                                   ------------   ------------        ------------
Net (decrease) increase in cash and cash equivalents                    318,218       (235,344)            184,567

CASH AND CASH EQUIVALENTS, at beginning of year
                                                                        198,276        433,620             249,053
                                                                   ------------   ------------        ------------
CASH AND CASH EQUIVALENTS, at end of year                          $    516,494   $    198,276        $    433,620
                                                                   ============   ============        ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the year for-
     Interest                                                      $    298,631   $    444,912        $    489,218
     Income taxes                                                  $     16,115   $     19,713        $     28,469

See accompanying notes.

                       AFP Imaging Corp. and Subsidiaries

                        Consolidated Financial Statements

                                  June 30, 2002

1.   Nature of Business and Accounting Policies

The Company

AFP Imaging Corporation, together with its subsidiaries, (the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since its inception, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing or producing medical and dental images by chemical processing photosensitive materials as well as manufacturing other electro/optical imaging equipment. These products are used by medical, dental, veterinary and industrial professionals. The Company's products are distributed to worldwide markets through a network of independent dealers and original equipment manufacturers. The Company disposed of its graphic arts product line on July 30, 2001 (see Note
8).

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

                       AFP Imaging Corp. and Subsidiaries

1.   Nature of Business and Accounting Policies (continued)

Inventories

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). At June 30, 2002 and 2001, inventories consist of the following:



                                                       2002            2001
                                                    ----------      ----------

        Raw materials and sub-component parts       $1,786,027      $2,147,813
        Work-in-process and finished goods           1,030,046       1,340,404
                                                    ----------      ----------
                                                    $2,816,073      $3,488,217
                                                    ==========      ==========

Depreciation

Machinery and equipment are depreciated using straight-line and accelerated methods over estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of 15 years or their estimated useful lives. Depreciation was $210,688, $399,185 and $364,164 for the years ended June 30, 2002, 2001 and 2000, respectively.

In connection with the Company's reduction and restructuring of its leased premises during Fiscal 2001, the Company retired approximately $883,791 and $4.8 million of fully depreciated assets during Fiscal 2002 and Fiscal 2001, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs have been incurred in connection with the design and development of the Company's products.

                       AFP Imaging Corp. and Subsidiaries

1.   Nature of Business and Accounting Policies (continued)

Goodwill

The Company currently amortizes goodwill using the straight-line method, over a 15-year period. Amortization was $144,000, $362,048 and $349,448 for the year ended June 30, 2002, 2001 and 2000, respectively.

The Company periodically reviews the carrying value of goodwill and other long-lived assets, to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the assets can be recovered. If it is determined that the carrying value of goodwill or other long-lived assets will not be recovered from the undiscounted future cash flows, the carrying value of such assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the goodwill or other long-lived assets over their carrying value. During Fiscal 2001, the Company determined that the value of certain of its goodwill was impaired (see Note 8). As of June 30, 2002, the Company believes that no impairment of goodwill or other long-lived assets exists based on the Company's policy described above and before the adoption of FASB No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

As discussed below, FAS 142, which is effective July 1, 2002, requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed annually for impairment. Under FAS 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. This differs from the Company's current policy, in accordance with current accounting standards, of using undiscounted cash flows to determine if goodwill is recoverable.

Stock Based Compensation

The Company applies APB Opinion No. 25, "Accounting for Stock Based Compensation," which recognizes compensation expense based on the difference between the option exercise price and the fair market value of the Company shares (see Note 3). The effect of applying the fair value method, under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", to the Company share-based awards is described in Note 3.

                       AFP Imaging Corp. and Subsidiaries

1.   Nature of Business and Accounting Policies (continued)

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

                       AFP Imaging Corp. and Subsidiaries

1.   Nature of Business and Accounting Policies (continued)


Basic and Diluted Earnings (Loss) Per Common Share

The computation of net earnings per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable. Basic and diluted earnings per common share for the Fiscal years ended 2002, 2001 and 2000 are presented below:


                                                             2002              2001               2000
                                                         ------------      ------------       ------------
    Net Earnings (Loss) Available for Common
       Shareholders                                      $     84,002      $ (1,738,346)      $   (807,882)

     Weighted Average Common Stock Outstanding -
       Basic                                                9,271,054         9,271,054          9,271,054
                                                         ------------      ------------       ------------
     Basic Earnings (Loss) Per Share                     $        .01      $       (.19)      $       (.09)
                                                         ============      ============       ============

     Net Earnings (Loss) Available for Common
       Shareholders                                      $     84,002       $(1,738,346)        $ (807,882)

     Weighted Average Common Stock Outstanding -
       Basic                                                9,271,054         9,271,054          9,271,054
                                                         ------------      ------------       ------------

     Dilutive effect of stock options                             375                 -                  -

     Weighted Average Common Stock Outstanding -
       Diluted                                              9,271,429         9,271,054          9,271,054
                                                         ------------      ------------       ------------
     Diluted Earnings (Loss) Per Share                   $        .01      $       (.19)      $       (.09)
                                                         ============      ============       ============

The diluted earnings per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants and options in periods in which conversion would cause dilution. The diluted weighted average number of shares outstanding does not include the potential exercise of 1,288,500 and 1,675,500 stock options in Fiscal 2001 and 2000, respectively, as such amounts are antidilutive when there is a loss.

                       AFP Imaging Corp. and Subsidiaries

1.   Nature of Business and Accounting Policies (continued)

Adoption of New Financial Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards relating to goodwill and other intangible assets will be effective for the Company in the first quarter of Fiscal 2003.

The Company is in the process of finalizing the impact of adopting the provisions of FAS 142, which is expected to be significant. Upon adoption, the Company will stop amortizing goodwill. Based on the current levels of goodwill and intangible assets deemed to have an indefinite useful life, the adoption of FAS 142 will reduce annual amortization expense by approximately $144,000. Because goodwill amortization is nondeductible for tax purposes, the impact of stopping the amortization of goodwill would be to increase the Company's annual net income by approximately $144,000.

As noted above, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. In addition, when FAS 142 is initially applied, all goodwill recognized on the Company's consolidated balance sheet on that date will need to be reviewed for impairment using the new guidance. As a result of this initial review for impairment, the Company expects to record a one-time, noncash charge of approximately $1.3 million upon adoption of the new accounting standard in the first quarter of Fiscal 2003. Such charge will be reflected as a cumulative effect of an accounting change.

                       AFP Imaging Corp. and Subsidiaries

1.   Nature of Business and Accounting Policies (continued)


Adoption of New Financial Standards (continued)

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligation" ("FAS 143"). FAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset, be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of FAS 143 effective July 1, 2002. The Company is currently evaluating the impact of this statement; however, the Company does not expect that the adoption of FAS 143 will have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 will be effective for the Company in the first quarter of Fiscal 2003. The Company's management does not expect that the application of the provisions of FAS 144 will have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections 5" ("FAS 145"). FAS 145 eliminates the requirement under Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"). Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of FAS 145. Management does not believe the adoption of this standard will have a material impact on the Company's consolidated financial statements.

                       AFP Imaging Corp. and Subsidiaries

1.   Nature of Business and Accounting Policies (continued)


Adoption of New Financial Standards (continued)

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of this statement, however, the Company does not expect that the adoption of FAS 146 will have a material impact on the Company's consolidated financial statements.

2.   Debt

During Fiscal 2001, the Company had a senior credit facility consisting of a $4.5 million revolver and term loan facility. This facility was due to expire on October 31, 2001. On September 21, 2001, the Company entered into a secured revolving credit facility with a new lender for $3.5 million to replace the expiring revolver. The interest rate on revolving advances under this facility is equal to the Prime Rate plus 1.75%. This facility expires on September 21, 2004. The new facility is secured by the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. In connection with this facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's stock at $0.32 per share, subject to an adjustment for all subsequent issuances of stock. The Black Scholes method was used to value these warrants, and the stock purchase price was based on the stock price the day prior to closing, plus 10% as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

Upon execution of the new facility, the Company utilized the new facility to repay the former revolver balance of $1,801,065. At June 30, 2002, the Company had available $796,570 of unused lines of credit under the new facility. Available funds are calculated based on eligible accounts receivable and inventory, as defined. The new facility contains covenants related to the payment of dividends while amounts are outstanding on the facility, tangible net worth and cash flow coverage (as defined in the agreements, as amended). At June 30, 2002, the Company was in compliance with all its covenants and terms.

                       AFP Imaging Corp. and Subsidiaries

2.   Debt (continued)

As of June 30, 2002 and 2001, debt consisted of the following:


                                                              2002             2001
                                                         -------------     ------------
Revolver                                                 $   1,365,093     $ 1,513,948
Term Loan (a)                                                        -         796,078
Nystrom Subordinated Note Payable (b)                          800,000         800,000
Dental Product Line Subordinated Note Payable (c)              708,333         850,000
Other                                                                -          54,622
                                                         -------------     -----------
                                                             2,873,426       4,014,648

Less - Current Portion                                        (327,777)       (141,667)
                                                         -------------     -----------
Total long-term debt                                     $   2,545,649     $ 3,872,981
                                                         =============     ===========


(a) During July 2001, the lender consolidated the term loan balance with the revolver, which was repaid in September 2001 with proceeds from the new facility discussed above.
(b) This note payable consists of a $800,000 promissory note to ACG Nystromgruppen AB ("Nystrom"), the former parent of a Swedish dental company. Under the terms of this note, as amended (see Note
              8) interest only will be paid quarterly for the first three years, followed by thirty-six equal monthly installments of $22,222 plus interest on the unpaid balance, beginning in May 2003. The Nystrom promissory note bears interest at a rate reset annually based on LIBOR plus 2% (4.82% at June 30, 2002).
(c) This note represents a promissory note payable to the former owner of a dental product line, which the Company acquired in December 1997. Under the terms of this note, as amended (see Note 8), $150,000 was due and paid on August 10, 1999, and the residual balance of $850,000 will be paid in 36 equal installments beginning in January 2002. The note bears interest at a fixed rate of 7.75%.

The fair market value of all of the Company's debt approximates its carrying value.

                       AFP Imaging Corp. and Subsidiaries

2.   Debt (continued)

Maturities of debt by fiscal year ended June 30 are as follows:

        2003                                         $   327,777
        2004                                             550,000
        2005                                           1,773,427
        2006                                             222,222
                                                     -----------
               Total                                 $ 2,873,426
                                                     ===========

3.   Common Stock Options and Stock Purchase Plan

The Company has three employee incentive stock option plans, under which approximately 2,000,000 shares of Common Stock are authorized and available for issuance. Under the terms of the plans, options to purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company. Transactions under the plan for Fiscal 2002, 2001 and 2000 are as follows:


                                             2002                    2001                2000
                                    --------------------    --------------------   -------------------
                                                Weighted               Weighted               Weighted
                                                Average                 Average                Average
                                     Options     Price       Options     Price      Options    Price
                                    ---------  ---------    ---------  ---------   ---------  --------
Outstanding, beginning of
   fiscal year                      1,288,500     $0.49     1,675,500    $0.64     1,147,620    $0.82
Granted                                30,000      0.97       520,500     0.41       673,000     0.34
Exercised                                   -         -             -       -              -        -
Cancelled                             (89,000)     0.42      (907,500)    0.71      (145,120)    0.66
                                    ---------               ---------              ---------
Outstanding, end of fiscal year     1,229,500      0.51     1,288,500     0.49     1,675,500     0.64
                                    =========               =========              =========
Exercisable at June 30                929,500                 988,500              1,375,500
                                    =========               =========              =========
Weighted average fair value of
    options granted during
    years ended June 30                 $0.65                   $0.29                  $0.24
                                    =========               =========              =========

                       AFP Imaging Corp. and Subsidiaries

3.   Common Stock Options and Stock Purchase Plan (continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for grants in Fiscal 2002, 2001 and 2000: dividend yield of 0%; expected volatility ranging from 62% to 145%; expected life of five years and risk-free interest rate ranging from 4.37% to 7.35%.

At June 30, 2002, outstanding options had exercise prices ranging from $0.17 to $2.28 with a weighted - average remaining contractual life of five years.

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


                                                            2002           2001          2000
                                                        ------------   ------------   -----------

 Net income (loss)                 As reported           $84,002       $(1,738,346)   $(807,882)
                                   Pro forma              64,541        (1,887,190)    (968,268)

 Basic earning per share           As reported               .01              (.19)        (.09)
                                   Pro forma                 .01              (.20)        (.10)

 Diluted earnings per share        As reported               .01              (.19)        (.09)
                                   Pro forma                 .01              (.20)        (.10)

The Company has a restricted stock purchase plan under which 400,000 shares have been reserved for issuance. No shares of restricted stock have been issued as of June 30, 2002.

                       AFP Imaging Corp. and Subsidiaries

4.   Income Taxes

The income (loss) before provision for income taxes is comprised of the following:

                                       2002           2001           2000
                                   ------------   ------------   -----------
     United States                 $ 102,989      $(1,700,084)   $  (651,376)
     Foreign                          (4,670)         (24,950)      (151,590)
                                   ---------      -----------    -----------
           Total                   $  98,319      $(1,725,034)   $  (802,966)
                                   =========      ===========    ===========

The provision for income taxes is comprised of the following:

                                       2002           2001           2000
                                   ------------   ------------   -----------
     Current:
      State                        $  14,317      $    13,312    $     4,916
      Foreign                              -                -              -
                                   ---------      -----------    -----------
                                   $  14,317      $    13,312    $     4,916
                                   =========      ===========    ===========

The difference between the (benefit) provision for income taxes at the effective federal statutory rates and the amounts provided in the financial statements is summarized as follows:


                                                           2002           2001           2000
                                                       ------------    -----------   -----------
    Tax benefit at Federal statutory rates             $   33,428      $ (586,512)   $  (274,680)

    Increase (decrease) in tax provision
      (benefit) resulting from:
    State income tax provision                             14,317          13,312          4,916
    Foreign losses not benefited                            1,588           9,980         60,636
    U.S. losses not benefited                                   -         566,540        199,296
    Utilization of operating loss carryforward
                                                          (36,271)
    Other                                                   1,255           9,992         14,748
                                                       ----------     -----------    -----------
    Provision for income taxes                         $   14,317      $   13,312    $     4,916
                                                       ==========     ===========    ===========

                       AFP Imaging Corp. and Subsidiaries

4.   Income Taxes (continued)

The items which comprise the deferred tax balance are as follows:

                                                                            2002                2001
                                                                        ------------        -----------
    Depreciation and amortization                                        $   978,487        $ 1,524,270

    Accrued liabilities and reserves not currently deductible
                                                                             114,894            145,850
    Inventory                                                                123,702             86,663
    Net operating loss carryforwards                                       2,694,928          3,294,893
                                                                         -----------        -----------
                                                                           3,912,011          5,051,676

    Deferred tax asset valuation reserve                                  (3,912,011)        (5,051,676)
                                                                         -----------        -----------
    Tax asset recognized on balance sheets                               $         -        $         -
                                                                         ===========        ===========

Net operating loss carryforwards ("NOLs") will expire beginning in 2010. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year. The Company recorded the above valuation reserve, based on management's conclusion that it is more likely than not that future operations will not generate sufficient taxable income to realize the deferred tax assets during the carryforward period for these tax attributes. Decrease in the valuation allowance relates to an adjustment to and the utilization of NOL carryforwards not previously benefited.

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

The aggregate amount contributed to the plan by the Company each fiscal year is determined by the Board of Directors following a review of the profits of such fiscal year. The plan requires no minimum contribution by the Company. The Company has not made any contributions related to profit sharing for the years ended June 30, 2002, 2001 and 2000.

                       AFP Imaging Corp. and Subsidiaries

6.   Commitments and Contingencies

The Company is a defendant (with several other parties) in a product liability insurance action which commenced in 2000 in the Second Judicial District Court of Nevada. The plaintiff, through their insurance company, claims that the Company's equipment caused a fire on the plaintiff's premises in December 1998. The complaint seeks compensatory damages of at least $470,000. The Company maintains that their equipment was not the cause of the fire or the resultant damage. The Company's insurance carriers, and their attorneys, are assisting in the Company's defense in this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

The Company is a defendant in two claims regarding environmental issues relating to a property in New Jersey owned by the Company between August 1984 and June 1985. One claim relates to the offsite disposition of trash and waste in a landfill in New Jersey. This claim was originally filed in 1998 by the Federal Government in United States District Court and the State of New Jersey, citing several hundred other third party defendants. The Company (through its former subsidiary, Kenro Corporation) was recently added (along with many other defendants) to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved companies, in an alternative dispute resolution process for smaller claims. The second claim was filed as a civil complaint by the current owners of the factory site in New Jersey, in the Superior Court of New Jersey, Morris County. This suit alleges that Kenro Corporation contaminated a portion of its site during its manufacturing process. The complaint seeks payment by Kenro Corporation to cover all costs to remedy the situation, which the plaintiff estimates to be $750,000. The Company maintains it took the appropriate step and secured clearance under the Environmental Clean-up Responsibility Act at the time of sale, in 1985, and continues to investigate, with the help of legal counsel, any applicable insurance coverage. The Company's insurance carrier has agreed to equally share the cost of the defense costs incurred for both of the environmental claims since September 2001. The Company has not yet been able to determine if these claims are covered by insurance. At this time, the Company cannot assess the final outcome of either of these two environmental complaints.

                       AFP Imaging Corp. and Subsidiaries

6.   Commitments and Contingencies (continued)

In January 2002, the Company received notice that a complaint was filed on December 12, 2001, in the United States District Court for the Central district of California. The complaint was filed by a potential customer alleging breach of a 1996 contract with the Company for non-performance. The Company maintains that there was no contractual obligation between the two parties and that no funds or merchandise were ever transferred to or from the Company. The complaint seeks compensatory damages in the sum of $308,945 and unspecified punitive damages. In July 2002, the Company filed a Motion for Stipulation of Dismissal. The Company intends to vigorously defend this claim and at the present time does not believe that the final outcome of this matter will have a material adverse effect on the Company.

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

The Company has leases for office and manufacturing facilities for periods expiring through fiscal year 2008. Approximate minimum annual rental payments under these leases as of the fiscal year ended June 30 are as follows:

        2003                                           $   477,350
        2004                                               501,218
        2005                                               525,085
        2006                                               525,085
        2007 and thereafter                              1,312,713
                                                       -----------
              Total                                    $ 3,341,451
                                                       ===========

Rent expense was approximately $503,000, $592,000 and $582,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

                       AFP Imaging Corp. and Subsidiaries

7.   Segment Information

On July 30, 2001, the Company sold its graphic arts business and selected related assets (see Note 8). As of June 30, 2002, the Company only had one business segment, medical/dental. Medical/dental segment operations are conducted under the Dent-X and AFP trade names and consists of the design, development, manufacturing and marketing of medical and dental image systems and all related accessories. The graphic arts segment operated under the LogE trade name and included products such as paper and film developers (see Note 8).

The segment information for Fiscal 2002, 2001 and 2000 is shown below. Segment information related to operating income (loss) includes costs directly attributable to each segment's operations.


                                                Operating                   Depreciation                     Net
                                                 Income                          &            Capital      Interest
                                 Net Sales       (Loss)         Assets      Amortization    Expenditures   Expense
                                -----------    -----------    -----------   -------------   ------------   --------
        2002
        ----
           Medical/Dental       $20,020,633    $   446,099    $ 7,849,510    $ 354,688      $   34,008     $ 293,089
           Graphic Arts              66,255        (54,691)             -            -               -             -
                                -----------    -----------    -----------    ---------      ----------     - -------
           Consolidated         $20,086,888    $   391,408    $ 7,849,510    $ 354,688      $   34,008     $ 293,089
                                ===========    ===========    ===========    =========      ==========     =========

        2001
        ----
           Medical/Dental       $21,386,150    $(1,216,075)   $ 8,132,734    $ 761,233      $  202,968     $ 359,249
           Graphic Arts           2,665,150        (69,710)       502,480            -               -        80,000
                                -----------    -----------    -----------    ---------      ----------     ---------
           Consolidated         $24,051,300    $(1,285,785)   $ 8,635,214    $ 761,233      $  202,968     $ 439,249
                                ===========    ===========    ===========    =========      ==========     =========

        2000
        ----
           Medical/Dental       $21,976,524    $  (241,217)    $10,592,512   $ 707,439      $  138,626     $ 354,414
           Graphic Arts           3,390,474        (87,335)      1,015,393       6,173               -       120,000
                                -----------    -----------     -----------   ---------      ----------     ---------
           Consolidated         $25,366,998    $  (328,552)    $11,607,905   $ 713,612      $  138,626     $ 474,414
                                ===========    ===========     ===========   =========      ==========     =========

                       AFP Imaging Corp. and Subsidiaries

7.   Segment Information (continued)

Geographic financial information for the years ended June 30, 2002, 2001 and 2000 are as follows:

                                                                2002              2001             2000
                                                           -------------      ------------      ------------
        Sales
        -----
           United States                                   $  16,116,458      $ 18,819,770      $18,586,087
           Domestic export sales                               3,970,430         5,231,530        6,780,911
                                                           -------------      ------------      -----------
                        Total                              $  20,086,888      $ 24,051,300      $25,366,998
                                                           =============      ============      ===========

        Net Income (Loss)
        -----------------
           United States                                   $      88,672      $ (1,713,396)     $  (656,282)
           Europe                                                 (4,670)          (24,950)        (151,600)
                                                           -------------      ------------      -----------
                        Total                              $      84,002      $ (1,738,346)     $  (807,882)
                                                           =============      ============      ===========

        Identifiable Assets
        -------------------
           United States                                   $   7,826,700      $  8,617,654      $11,589,425
           Europe                                                 22,810            17,560           18,480
                                                           -------------      ------------      -----------
                        Total                              $   7,849,510      $  8,635,214      $11,607,905
                                                           =============      ============      ===========

The Company's net sales to one customer aggregated approximately 12% of consolidated net revenues for the year ended June 30, 2002. The Company's net sales to this customer aggregated less than 10% for the years ended June 30, 2001 and 2000. The trade accounts receivable balance was not material as of June 30, 2002.

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

                       AFP Imaging Corp. and Subsidiaries

8.   Special Charges (continued)

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

                       AFP Imaging Corp. and Subsidiaries

                        Valuation and Qualifying Accounts

                                  June 30, 2002


                                        Balance at     Charged to     Charged to
                                        Beginning      Costs and        Other                           Balance at
             Description                of Period       Expenses       Accounts        Deductions     End of Period
---------------------------------       ---------       --------       --------        ----------     -------------
June 30, 2002
-------------

Allowance for doubtful accounts
   and sales returns                     $110,000         $64,248       $    -        $  (70,253)      $104,000

June 30, 2001
-------------
Allowance for doubtful accounts
   and sales returns                      163,000          99,356            -          (152,348)       110,000

June 30, 2000
-------------
Allowance for doubtful accounts
   and sales returns                      427,000          87,049            -          (351,049)       163,000

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

On June 14, 2002, the Company replaced Arthur Andersen LLP ("Andersen") as independent auditors and engaged Ernst & Young LLP to serve as independent auditors for the fiscal year ended June 30, 2002. These actions were authorized by the Company's Board of Directors.

Andersen's reports on the Company's consolidated financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Andersen's report on AFP Imaging Corporation's consolidated financial statements for the year ended June 30, 2001 was issued on an unqualified basis in conjunction with the publication of the Company's Annual Report to Shareholders and the filing of the Company's Annual Report on Form 10-K.

During the Company's two most recent fiscal years and through June 14, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for either or both of such years; and there were no reportable events, as listed in Item 304 (a) (1) (v) of Regulation S-K.

During AFP Imaging Corporation's two most recent fiscal years and though June 14, 2002, AFP Imaging Corporation did not consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on AFP Imaging Corporation's consolidated financial statements, or any other matters or reportable events listed in Items 304 (a) (2) of Regulation S-K.

Part III

The information required in items 10, 11,12, and 13 are hereby incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders, tentatively scheduled for December 9, 2002, to be filed with the SEC on or prior to October 28, 2002.

                                       14
Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.   (a) Financial Statements.
         The financial statements and schedules listed in Item 8 are filed as a part of this annual report.
     (b) Exhibits.
         The following exhibits are filed pursuant to Item 601 of Regulation S-K. The numbers set forth below opposite the description of each exhibit correspond to the Exhibit Table of Item 601 of Regulation S-K.

2.   (a) -- Stock Purchase Agreement between ACG Nystromgruppen AB and AFP
            Imaging Corporation, dated April 17, 1997. (10)
     (b) -- Asset Purchase Agreement between AFP Imaging and ProDen Systems, Inc., dated December 24, 1997. (11).
     (c) -- Promissory Note between ProDen Systems, Inc. and AFP Imaging Corporation, dated August 10, 1999. (13)
     (d) -- Amended Promissory Note between ACG Nystromgruppen AB and AFP Imaging Corporation, dated August 11, 1999. (13)

3.   (a) -- Certificate of Incorporation of Registrant as amended.  (1)
     (b) -- Restated Certificate of Incorporation of Registrant.  (3)
     (c) -- Certificate of Amendment to Certificate of Incorporation of Registrant. (6)
     (d) -- Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of the State of New York on October 12, 1995. (8)
     (e) -- By-Laws of Registrant.  (1)
     (f) -- Excerpt from minutes of Board of Directors meeting of August 12, 1982, Amending the By-Laws of Registrant. (4)

4.   (a) -- Specimen of Common Stock Certificates. (1)
     (b) -- 1980 Restricted Stock Purchase Plan of the Registrant.  (1)
     (c) -- Form of Restricted Stock Purchase Agreement.  (1)
     (d) -- Settlement and Standstill Agreement dated October 13, 1998, by and among AFP Imaging, David Vozick, Donald Rabinovitch, and Robert Rosen (12)
     (e) -- Common Stock Purchase Warrant issued to Keltic Financial Partners LP. (14)

10.  (a) -- Health and Medical Reimbursement Plan.  (1)
     (b) -- Lease Agreement dated September 1, 1985, for premises at 250 Clearbrook Road, Elmsford, NY. (5)
     (c) -- Profit Sharing Plan of the Registrant, as supplemented.  (1)
     (d) -- Registrant's 1992 Stock Option Plan.  (7)
     (e) -- Registrant's 1995 Stock Option Plan. (9)
     (f) -- Registrants' 1999 Incentive Stock Option Plan. (15)
     (g) -- Mediation Resolution Agreement dated August 10, 1999. (13)
     (h) -- Keltic Financial Partners LP Loan and Security Agreement. (14)
     (i) -- Keltic Financial Partners LP Revolving Note. (14)
     (j) -- Contract for Sale of Business Assets between AFP Imaging and Amergraph Corporation, dated July 30, 2001.(14)

  11.-- Statement re computation per share earnings.  (2)

  16. -- Change in Certifying Accountant (June 14, 2002).  (15)

  21.-- Subsidiaries of the Registrant.

  23.-- Consent of Ernst & Young LLP.

  99.1, 99.2, 99.3 - Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

                                       15
b) Reports on Form 8-K:

(i) A Report on Form 8-K was filed on May 24, 2002, to report that the Registrant had successfully settled the civil complaint filed on December 18, 1995, in the Superior Court of the Commonwealth of Massachusetts, whereby a former vendor of Visiplex Instruments Ltd., had alleged breach of New York State Bulk Sales Notice Law.

(ii) A Report on Form 8-K was filed on June 14, 2002, to report that the Registrant had replaced Arthur Andersen LLP as independent auditors and engaged Ernst & Young LLP to serve as independent auditors for the year ended June 30, 2002.

(1) Incorporated by reference from the exhibits filed with Registration Statement file #2-G8980 of the Company, as amended, on file with the Securities and Exchange Commission.

(2)  See Note 1 to "Notes to Financial Statements".

(3) Incorporated by reference from the Exhibits filed with Registrant's Report on Form 8-K, dated August 12, 1982.

(4) Incorporated herein by reference from the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1982.

(5) Incorporated by reference from the Exhibits filed with Registrant's Report on Form 8-K, dated July 31, 1995.

(6) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(7) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(8) Incorporated by reference from the Exhibits filed with Registrant's current report on Form 8-K, dated October 12, 1995.

(9) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(10) Incorporated by reference from the Exhibits filed with the Registrant's Report on Form 8-K, dated May 1, 1997.

(11) Incorporated by reference from the Exhibits filed with Registrant's Report on Form 8-K, dated January 8, 1998.

(12) Incorporated by reference from the Exhibits filed with the Registrants Report on Form 8-K, dated October 28, 1998

(13) Incorporated by reference from the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(14) Incorporated by reference from the Exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 2001.

(15) Incorporated by reference from the Exhibits filed with the Registrants Report on Form 8-K, dated June 14, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFP IMAGING CORPORATION


By:  __________/s/_________________
     Elise Nissen, Chief Financial Officer
Date:  September 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  _____________/s/___________
     Donald Rabinovitch, President
                  & Director
     (Principal Executive Officer)
Date:  September 26, 2002


By:  ____________/s/_____________
     David Vozick, Chairman of the Board,
                  Secretary and Treasurer
Date:  September 26, 2002


By:  __________/s/_______________
     Robert Blatt, Director
Date:  September 26, 2002


By:  _________ /s/________________
     Jack Becker, Director
Date:  September 26, 2002


By:  _________ /s/________________
     Elise Nissen, Chief Financial Officer
     (Principal Financial and Accounting Officer)
Date:  September 26, 2002

 CERTIFICATIONS
 --------------


 I, David Vozick, Chairman of the Board and Co-Principal Executive Officer of AFP Imaging Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of AFP Imaging Corporation:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and, for the periods presented in this annual report;


Date: September 26, 2002                          ___________/s/______________
                                                          David Vozick
                                                     Chairman of the Board
                                                (Co-Principal Executive Officer)

CERTIFICATIONS
--------------


 I, Donald Rabinovitch, President and Co-Principal Executive Officer of AFP Imaging Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of AFP Imaging Corporation:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and, for the periods presented in this annual report; and


Date: September 26, 2002                          ____________/s/_____________
                                                       Donald Rabinovitch
                                                           President
                                                (Co-Principal Executive Officer)

CERTIFICATIONS
--------------


 I, Elise Nissen, Chief Financial Officer of AFP Imaging Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of AFP Imaging Corporation:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and, for the periods presented in this annual report.


Date: September 26, 2002                            ___________/s/______________
                                                            Elise Nissen
                                                      Chief Financial Officer