Form 10-Q
period 2002-09-30
AFP IMAGING CORP
filed 2002-11-14
CIK 319126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2002

Commission File Number 0-10832
                       -------

                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

             New York                                    13-2956272
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       250 Clearbrook Road, Elmsford, New York             10523
       ---------------------------------------             -----
      (Address of principal executive offices)           (Zip Code)

                                  914-592-6100
                                  ------------
              (Registrant's telephone number, including area code)

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

The registrant had 9,271,054 shares of Common Stock outstanding as of November 1, 2002.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," "could," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to:

     --   adverse changes in general economic conditions,
     -- the economic, political and social impact of the September 2001 terrorist attacks, and the potential and actual impact of future attacks, on the United States and those other countries in which the Company conducts its business,
     --   the Company's ability to repay its debts when due,
     --   changes in the markets for the Company's products and services,
     -- the ability of the Company to successfully design, develop, manufacture and sell new products,
     -- the Company's ability to successfully market its existing and new products,
     --   adverse business conditions,
     --   increased competition,
     --   pricing pressures,
     --   risks associated with foreign operations,
     --   the Company's ability to attract and retain key personnel,
     -- difficulties in maintaining adequate long-term financing to meet the Company's obligations,
     -- changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers,
     --   changes in currency exchange rates and regulations,
     -- and other factors set forth in this Quarterly Report on Form 10-Q, and the Company's Annual Report on Form 10-K for the year ended June 30, 2002, and from time to time in the Company's other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended June 30, 2002, and the Company's other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward looking statements made in the Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward looking statements to reflect changes in the Company's expectations or future events.

PART I.  Financial Information
------------------------------

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2002, and the results of its operations for the three month periods ended September 30, 2002 and 2001, and its cash flows for the three months periods then ended, have been included.


Item 1:  FINANCIAL STATEMENTS
AFP Imaging Corporation and Subsidiaries
Consolidated Balance Sheets - September 30, 2002 and June 30, 2002


Assets                              September 30,   June 30,       Liabilities and Shareholders'      September 30,   June 30,
                                         2002         2002          Equity                                 2002         2002
                                    -------------- -----------                                        -------------- -----------
                                     (Unaudited)                                                       (Unaudited)
CURRENT ASSETS:                                                    CURRENT LIABILITIES:
 Cash and cash equivalents               $286,050    $516,494      Current portion of long-term debt       $413,889    $327,777
 Accounts receivable, less allowance                               Accounts payable                         553,866   1,358,696
  for doubtful accounts of $101,100                                Accrued expenses                         637,420     794,671
  and $104,000, respectively                                                                          -------------- -----------
                                        1,773,955   2,464,586      Total current liabilities              1,605,175   2,481,144
                                                                                                      -------------- -----------
 Inventories                            2,760,409   2,816,073
 Prepaid expenses and other               120,814     140,591      LONG TERM DEBT                         2,619,475   2,545,649
                                    -------------- -----------                                        -------------- -----------

   Total current assets                 4,941,228   5,937,744      SHAREHOLDERS' EQUITY
                                    -------------- -----------
                                                                    Common stock, $.01 par value,
                                                                     30,000,000 shares authorized,
PROPERTY, PLANT AND EQUIPMENT,                                       9,271,054 shares issued and
 At cost                                2,202,261   2,160,054        outstanding at September 30,
 Less accumulated depreciation                                       2002, and June 30, 2002,
                                       (1,779,504) (1,726,256)       respectively                            92,710      92,710
                                    -------------- -----------
                                          422,757     433,798       Common stock warrants                    19,800      19,800
                                                                    Paid-in capital in excess of par     11,545,883  11,545,883
GOODWILL,                                                           Accumulated deficit                 (10,361,467) (8,823,057)
  net of accumulated amortization               -   1,297,069       Cumulative translation adjustment       (11,919)    (12,619)
                                                                                                      -------------- -----------
                                                                    Total shareholders' equity            1,285,007   2,822,717
                                                                                                      -------------- -----------
OTHER ASSETS                              145,672     180,899
                                    -------------- -----------

                                       $5,509,657  $7,849,510                                            $5,509,657  $7,849,510
                                    ============== ===========                                        ============== ===========

The accompanying notes to financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                     Three Months Ended
                                                                        September 30,
                                                                     2002           2001
                                                              ------------------------------

NET SALES                                                         $4,064,794     $5,129,443

COST OF SALES                                                      2,713,549      3,374,538
                                                              ------------------------------

   Gross profit                                                    1,351,245      1,754,905

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       1,414,950      1,408,818
RESEARCH AND DEVELOPMENT EXPENSES                                    117,884         98,761
                                                              ------------------------------
                                                                   1,532,834      1,507,579
                                                              ------------------------------

   Operating income (loss)                                          (181,589)       247,326

INTEREST EXPENSE, net                                                 55,752        101,029
                                                              ------------------------------

   Income (loss) before income taxes                                (237,341)       146,297

PROVISION FOR INCOME TAXES                                             4,000         16,314
                                                              ------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                                          (241,341)       129,983

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE               (1,297,069)            ---
                                                              ------------------------------

NET INCOME (LOSS)                                                ($1,538,410)      $129,983
                                                              ==============================

INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
         Basic                                                         ($.03)          $.01
                                                              ==============================
         Diluted                                                       ($.03)          $.01
                                                              ==============================

NET INCOME (LOSS) PER SHARE
         Basic                                                         ($.17)          $.01
                                                              ==============================
         Diluted                                                       ($.17)          $.01
                                                              ==============================

WEIGHTED AVERAGE OUTSTANDING COMMON STOCK
         Basic                                                     9,271,054      9,271,054
                                                              ==============================
         Diluted                                                   9,271,054      9,271,285
                                                              ==============================

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                               AFP Imaging Corporation and Subsidiaries
                           Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
                                       For the Three Months Ended September  30, 2002 and 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                          (Unaudited)

                                                                                                        Foreign
                                  Comprehensive                    Common     Paid-in                   Currency
                                       Income        Common         Stock   Capital In   Accumulated  Translation
                                      (Loss)         Stock        Warrants Excess of Par   Deficit     Adjustment       Total
                                  -------------------------------------------------------------------------------------------------

Balance June 30, 2001                       $---       $92,710     $---    $11,545,883  $(8,907,059)    $(14,311)     $2,717,223
     Issuance of common stock
      warrants                               ---           ---   19,800            ---          ---          ---          19,800

     Foreign currency translation
        adjustment                         2,665           ---      ---            ---          ---        2,665           2,665

       Net income for three months
          ended September 30, 2001       129,983           ---      ---            ---      129,983          ---         129,983
                                  ---------------
Comprehensive Income                    $132,648           ---      ---            ---          ---          ---             ---
                                  ===============----------------------------------------------------------------------------------
Balance September 30, 2001                             $92,710  $19,800    $11,545,883  $(8,777,076)    $(11,646)     $2,869,671
                                                 ==================================================================================


Balance June 30, 2002                       $---       $92,710  $19,800    $11,545,883  $(8,823,057)    $(12,619)     $2,822,717
     Foreign currency translation
       adjustment                            700           ---      ---            ---          ---          700             700

     Net loss for three months
       ended September 30, 2002       (1,538,410)          ---      ---            ---   (1,538,410)         ---      (1,538,410)
                                  ===============
Comprehensive Loss                   $(1,537,710)          ---      ---            ---          ---          ---             ---
                                  ===============----------------------------------------------------------------------------------
Balance September 30, 2002                             $92,710  $19,800    $11,545,883 $(10,361,467)    $(11,919)     $1,285,007
                                                 ==================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2002 and 2001
                                  (Unaudited)


                                                                                              2002          2001
                                                                                        ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                       ($1,538,410)     $129,983
  Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities-
    Depreciation and amortization                                                              69,646        90,000
    Cumulative effect of change in accounting principle                                     1,297,069           ---
    Change in assets and liabilities:
       Decrease in accounts receivable                                                        690,631        20,145
       Decrease in inventories                                                                 55,664       164,952
       Decrease (increase) in prepaid expenses and other assets                                38,606      (104,555)
       Decrease in accounts payable                                                          (804,830)      (70,179)
       (Decrease) increase in accrued expenses                                               (157,251)       56,661
                                                                                        ----------------------------

       Total adjustments                                                                    1,189,535       157,024
                                                                                        ----------------------------

       Net cash (used by) provided by operating activities                                   (348,875)      287,007
                                                                                        ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of graphic arts business                                                 ---      340,815
       Capital expenditures                                                                   (42,207)          ---
                                                                                        ----------------------------

       Net cash (used by) provided by investing activities                                    (42,207)      340,815
                                                                                        ----------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Issuance of common stock warrants                                                          ---       (19,800)
       Borrowing of debt                                                                      159,938     1,801,065
       Repayment of debt                                                                          ---    (2,372,899)
                                                                                        ----------------------------

       Net cash provided by (used by) financing activities                                    159,938      (591,634)
                                                                                        ----------------------------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                                700         2,665
                                                                                        ----------------------------

       Net (decrease) increase in cash and cash equivalents                                  (230,444)       38,853

CASH AND CASH EQUIVALENTS, at beginning of period                                             516,494       198,276
                                                                                        ----------------------------

CASH AND CASH EQUIVALENTS, at end of period                                                  $286,050      $237,129
                                                                                        ============================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

(1) General:
-----------

AFP Imaging Corporation (together with its subsidiaries, the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since its inception, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for producing medical and dental x-ray images through digital technology as well as the chemical processing of photosensitive materials. Medical, dental and veterinary professionals use these products.

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective beginning on July 1, 2002 for the Company. The Company determined that the provisions of SFAS No. 143 did not have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similar to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale, and is effective beginning on July 1, 2002 for the Company. The Company determined that the provisions of SFAS No. 144 did not have a material effect on the Company's results of operations or financial position.

(2) Adoption of New Accounting Standard:
---------------------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for the Company as of July 1, 2002 and for purchase business combinations consummated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (July 1, 2002) and annually thereafter.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company has one reporting unit, which comprises its entire operating segment. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable.

Upon adoption of SFAS 142 in the first quarter of Fiscal 2003, the Company recorded a one-time, non-cash charge of approximately $1,297,069 ($.14 basic and diluted loss per share), to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of its reporting unit was estimated by comparison to the Company's quoted market capitalization at July 1, 2002 since the reporting unit represents all of the Company's operations.

The Fiscal 2002 results on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted FAS 142 on July 1, 2001, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:

                                                       Three Months Ended September 30, 2001
                                                       -------------------------------------
                                                               Net Income per basic         Net Income per diluted
                                        Net Income                 common share                  common share
    As reported--historical
    basis                           $          129,983         $              0.01           $                 0.01
    Add: Goodwill amortization                  36,000                        0.01                             0.01
    Income tax impact                                -                           -                                -
                                     ---------------------      ---------------------------   ----------------------
    Adjusted                        $          165,983         $              0.02           $                 0.02
                                               =======                        ====                            =====

(3) Basic and Diluted Earnings (Loss) Per Common Share:
------------------------------------------------------

The computation of net earnings per common share is based upon the weighted average number of common shares outstanding during the period plus in periods in which they have a dilutive effect, the effect of shares contingently issuable. The diluted weighted average number of shares outstanding does not include 1,200 shares of common stock issuable upon exercise of outstanding stock options in the first quarter Fiscal 2003, as such amount is anti-dilutive when there is a loss. It does include 231 shares of common stock issuable upon exercise of outstanding stock options in the first quarter Fiscal 2002.

(4) Long and Short Term Debt:
----------------------------

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then current senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of September 30, 2002, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, with the exception of the tangible net worth covenant and the EBITDA ratio covenant for the quarter ended September 30, 2002. The Company's senior secured lender has waived compliance with these covenants as of September 30, 2002. The Revolving Credit Loan has an interest rate of 1-3/4% over the prime rate, currently at 6-1/2%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and, has certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to account for these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

Included in debt are two subordinated promissory notes related to prior dental acquisitions. These notes total $1,437,500 at September 30, 2002, of which approximately $414,000 has been classified as a current liability.

The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. At November 1, 2002, the Company had available $731,750 of unused credit under the Revolving Credit Loan.

(5) Inventory:
-------------

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly, to verify that the standard costs approximate the actual costs. At September 30, 2002 and June 30, 2002, inventories consist of the following:


                                                 September 30, 2002          June 30, 2002
                                                 ------------------          -------------
       Raw materials and sub-component parts         $1,775,446                $1,786,027
       Work-in-process and finished goods               984,963                 1,030,046
                                                     ----------                ----------
                                                     $2,760,409                $2,816,073
                                                     ==========                ==========

(6) Income Taxes:
----------------


Income taxes are accounted for under the asset and liability method. The Company's income tax provision for the Fiscal 2003 and 2002 three-month periods relate to state or foreign income and capital taxes, net of any refunds received. No income tax benefits related to the losses reported in prior years have been recorded, in accordance with SFAS No. 109.

(7) Segment Information:

As of September 30, 2002, the Company only had one business segment, Medical/Dental, as the Company sold its graphic arts business to a third party in July 2001. All costs associated with the disposition of this product line were recorded in fiscal 2001. The segment information for the three months ended September 30, 2001 is shown below. Segment information related to operating income includes costs directly attributable to each segment's operations.



                                                     Operating                  Depreciation                      Net
                                                       Income                         &           Capital       Interest
                                       Net Sales       (Loss)        Assets     Amortization    Expenditures    Expense
                                      ----------     ---------     ----------   ------------    ------------   ---------
  For the three months ended
  --------------------------
      September 30, 2001
      ------------------
     Medical/Dental                   $5,063,188      $184,674     $8,202,310     $90,000             $0       $101,029
     Graphic Arts                         66,255       (54,691)             0           0              0              0
                                      ----------      --------     ----------     -------        ---------     ---------
     Consolidated                     $5,129,443      $129,983     $8,202,310     $90,000             $0       $101,029
                                      ==========      ========     ==========     =======        =========     =========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity
-------------------------------

The Company's working capital at September 30, 2002 decreased by approximately $120,500 from June 30, 2002. The Company significantly reduced its accounts payable and accrued expenses by reductions in accounts receivable, inventory, prepaid expenses and other assets, which were offset by an increase in current debt borrowings. Additionally, as of September 30, 2002, there are now two subordinated notes, portions of which are classified in the current portion of long-term debt, whereas at June 30, 2002, only one subordinated note had a portion classified as current debt.

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then current senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of September 30, 2002, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, with the exception of the tangible net worth covenant and the EBITDA ratio covenant for the quarter ended September 30, 2002. The Company's senior secured lender has waived compliance with these covenants as of September 30, 2002. The Revolving Credit Loan has an interest rate of 1-3/4% over the prime rate, currently at 6 1/2%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to account for these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

Included in debt are two subordinated promissory notes related to prior dental acquisitions. These notes total $1,437,500 in principal amount at September 30, 2002, of which approximately $414,000 has been classified as a current liability.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Revolving Credit Facility to finance its ongoing operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company expects its working capital requirements will continue to be financed by operations and from borrowings. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than a material decline in sales and/or the ongoing litigation cases, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. At November 1, 2002, the Company had available $731,750 of unused credit under the Revolving Credit Loan.

Capital expenditures for the first three months of Fiscal 2002 were $42,207, consisting of a significant enhancement to the telephone system, computer workstation upgrades for engineering and other departmental applications, and tooling charges related to new digital imaging product development. Where practical, the Company continues to conserve its cash expenditures. The Company expects to continue to finance any future capital requirements principally from internally generated funds. Future capital expenditures are limited under the terms of the Revolving Credit Loan.

Results of Operations - Three Months Fiscal 2003 Versus Three Months Fiscal 2002
--------------------------------------------------------------------------------

Sales decreased approximately $1,064,600 or 21% between the Fiscal 2003 and Fiscal 2002 three-month periods. The dental product sales decreased approximately $300,000, as the Fiscal 2002 three-month period included approximately $260,000 more in sales to the U.S. military than the Fiscal 2003 three-month period. The Company's medical product sales showed a decrease of approximately $710,000. First quarter Fiscal 2002 included a large medical products sale to the U.S. military of approximately $490,000. Additionally, there was approximately $210,000 lower sales from the Company's medical ultrasound and film recording cameras, mainly due to technological changes in the marketplace. Other products did not show any significant variances between the two fiscal year's comparative three-month periods. The Company intends to begin shipment of its new digital dental sensor, "EVA"(R), during November 2002.

Gross profit as a percent of sales decreased approximately 1.0 percentage point between the Fiscal 2003 and Fiscal 2002 three-month periods, due to slight changes in the product mix. There were less distributor sales and more Company manufactured products in the current three-month period. Distributor product sales tend to have lower margins than Company manufactured products. Labor and overhead costs, which are included in cost of sales, were slightly lower in the current quarter Fiscal 2003. However, due to certain fixed operating costs, as a percent of sales, these costs were 2 percentage points higher.

Selling, general, and administrative costs increased very slightly, approximately $6,100 or .4%, between the Fiscal 2003 and Fiscal 2002 three-month periods. Approximately $76,000 relates to the collection, in the first quarter Fiscal 2002, of a portion of a large receivable, which had been written off in 1993. There was approximately $36,000 less in amortization costs in the current three-month period due to the Change in Accounting Principle related to the treatment of goodwill. Management instituted cost reduction programs in the fourth quarter of Fiscal 2001 and continues to monitor and maintain them.

Research and development costs increased, approximately $19,100 or 19.3%, between the Fiscal 2003 and Fiscal 2002 three-month periods. This increase is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its digital imaging products. The Company continues to invest in sustaining engineering and related costs for its existing analog products. Where applicable, the Company is acting as an import distributor for new products developed by others.

Interest expense, net, decreased, approximately $45,300 or 45%, between the Fiscal 2003 and Fiscal 2002 three-month periods, primarily due to there being approximately $410,000 less in total debt at September 30, 2002 compared to September 30, 2001. The Company was in breech of certain of its obligations with its previous lender in the first quarter Fiscal 2002 and, accordingly, incurred a penalty interest rate on all outstanding borrowings. Additionally, the prime rate of borrowing, upon which all senior debt is based, was several points lower in the current three-month period.

The income tax provisions for Fiscal 2003 and Fiscal 2002, respectively, primarily reflect the nominal state taxes due. No tax benefit has been recognized for the losses incurred in prior years.

In compliance with the FASB Statement No. 142, "Goodwill and Other Intangible Assets", the Company reviewed its remaining goodwill, which related to the Swedish dental acquisition in April 1997, and determined that under the new accounting valuation rules such goodwill had significantly diminished in value. Therefore, in compliance with FASB Statement No. 142, the Company took a one-time charge of $1,297,069 to completely write-off the goodwill associated with this acquisition. As the Company no longer has any goodwill, management does not expect that future compliance with this Statement will have a material effect on the Company's financial position or results of operation.

Other
-----

Adoption of New Financial Standards
-----------------------------------

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring" ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of this Statement; however, the Company does not expect that the adoption of SFAS 146 will have a material impact on the Company's financial position or results of operations.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

Not Applicable.

Item 4:  Controls and Procedures.
---------------------------------

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Part II Other Information
-------------------------

Item 1:    Legal Proceedings
----------------------------

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

Reference is made to the complaint filed in the United States District Court for the Central District of California by a potential customer alleging breach of a 1996 contract with the Company for non-performance. On October 21, 2002, the Court dismissed the complaint. The Order of Dismissal was filed with the Court on October 24, 2002. As the Judge did not dismiss the case "with prejudice", the Plaintiff has 30 days to appeal the Order of Dismissal. The Company does not believe that an appeal will be filed, and believes that this matter is now resolved.

Item 2:   Changes in Securities and Use of Proceeds.
----------------------------------------------------

None

Item 3:    Defaults Upon Senior Securities.
-------------------------------------------

None

Item 4:    Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------

None

Item 5:    Other Information.
-----------------------------

None

Item 6:    Exhibits and Reports on Form 8-K.
--------------------------------------------

(a) Exhibits:

    None

(b) Reports on Form 8-K:

    None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AFP IMAGING CORPORATION



                                  _________/s/________________
                                  David Vozick
                                  Chairman of the Board
                                  Secretary, Treasurer
                                  Date:  November 14, 2002



                                  _________/s/________________
                                  Donald Rabinovitch
                                  President
                                  (Principal Executive Officer)
                                  Date:  November 14, 2002



                                  __________/s/_______________
                                  Elise Nissen
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)
                                  Date:  November 14, 2002

CERTIFICATIONS
--------------

1) I, David Vozick, Chairman of the Board and Co-Principal Executive Officer of AFP Imaging Corporation, certify that:

2)   I have reviewed this Quarterly Report on Form 10-Q of AFP Imaging
     Corporation;

3) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and, for the periods presented in this quarterly report;

5) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees that have a significant role in the registrant's internal controls; and

7) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 ___________/s/______________
                                                David Vozick
                                            Chairman of the Board
                                      (Co-Principal Executive Officer)

CERTIFICATIONS
--------------

1) I, Donald Rabinovitch, President and Co-Principal Executive Officer of AFP Imaging Corporation, certify that:

2)   I have reviewed this Quarterly Report on Form 10-Q of AFP Imaging
     Corporation;

3) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and, for the periods presented in this quarterly report;

5) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees that have a significant role in the registrant's internal controls; and

7) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                          ___________/s/______________
                                                      Donald Rabinovitch
                                                          President
                                               (Co-Principal Executive Officer)

CERTIFICATIONS
--------------

I, Elise Nissen, Chief Financial Officer of AFP Imaging Corporation, certify that:

1)   I have reviewed this Quarterly Report on Form 10-Q of AFP Imaging
     Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and, for the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees that have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                    ___________/s/______________
                                                   Elise Nissen
                                             Chief Financial Officer