Form 10-Q
period 2002-12-31
AFP IMAGING CORP
filed 2003-02-12
CIK 319126

UNITED STATES

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2002

Commission File Number 0-10832
                       -------

                            AFP Imaging Corporation
                            -----------------------
             (Exact name of registrant as specified in its charter)

           New York                                       13-2956272
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

250 Clearbrook Road, Elmsford, New York                    10523
---------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

                                  914-592-6100
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No____

The registrant had 9,271,054 shares of Common Stock outstanding as of February 4, 2003.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," "could," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to:

-    adverse changes in general economic conditions,

- the economic, political and social impact of potential future terrorist attacks on the United States and those other countries in which the Company conducts its business,

-    the Company's ability to repay its debts when due,

-    changes in the markets for the Company's products and services,

- the ability of the Company to successfully design, develop, manufacture and sell new products,

-    the Company's ability to successfully market its existing and new products,

-    adverse business conditions,

-    increased competition,

-    pricing pressures,

-    risks associated with foreign operations,

-    the Company's ability to attract and retain key personnel,

- difficulties in maintaining adequate long-term financing to meet the Company's obligations,

- changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers,

-    changes in currency exchange rates and regulations,

- and other factors set forth in this Quarterly Report on Form 10-Q, and the Company's Annual Report on Form 10-K for the year ended June 30, 2002, and from time to time in the Company's other filings with the Securities and Exchange Commission.

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

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of December 31, 2002, and the results of its operations for the three and six month periods ended December 31, 2002 and 2001, and its cash flows for the six months periods then ended, have been included.


Item 1:  FINANCIAL STATEMENTS

                                          AFP Imaging Corporation and Subsidiaries
                                 Consolidated Balance Sheets - December 31, 2002 and June 30, 2002

Assets                              December 31,    June 30,       Liabilities and Shareholders'      December 31,    June 30,
                                         2002         2002          Equity                                 2002         2002
                                    -------------- -----------                                        -------------- -----------
                                     (Unaudited)                                                       (Unaudited)
CURRENT ASSETS:                                                    CURRENT LIABILITIES:
 Cash and cash equivalents               $793,359    $516,494      Current portion of long-term debt     $1,915,276  $1,692,870
 Accounts receivable, less allowance                               Accounts payable                         741,634   1,358,696
  for doubtful accounts of $92,060                                 Accrued expenses                         899,599     794,671
  and $104,000, respectively                                                                          -------------- -----------
                                        2,048,713   2,464,586      Total current liabilities              3,556,509   3,846,237
                                                                                                      -------------- -----------
 Inventories                            2,208,926   2,816,073
 Prepaid expenses and other               225,290     140,591      LONG TERM DEBT                           905,556   1,180,556
                                    -------------- -----------                                        -------------- -----------

   Total current assets                 5,276,288   5,937,744      SHAREHOLDERS' EQUITY
                                    -------------- -----------
                                                                    Common stock, $.01 par value,
                                                                     30,000,000 shares authorized,
PROPERTY, PLANT AND EQUIPMENT,                                       9,271,054 shares issued and
 At cost                                2,243,954   2,160,054        outstanding at December 31, 2002,
 Less accumulated depreciation         (1,832,754) (1,726,256)       and June 30, 2002, respectively         92,710      92,710
                                    -------------- -----------
                                          411,200     433,798       Common stock warrants                    19,800      19,800
                                                                    Paid-in capital in excess of par     11,545,883  11,545,883
GOODWILL,                                                           Accumulated deficit                 (10,290,808) (8,823,057)
  net of accumulated amortization               -   1,297,069       Cumulative translation adjustment       (11,489)    (12,619)
                                                                                                      -------------- -----------
                                                                    Total shareholders' equity            1,356,096   2,822,717
                                                                                                      -------------- -----------
OTHER ASSETS                              130,673     180,899
                                    -------------- -----------

                                       $5,818,161  $7,849,510                                            $5,818,161  $7,849,510
                                    ============== ===========                                        ============== ===========

                                The accompanying notes to financial statements are an integral part of these statements.


                                               AFP Imaging Corporation and Subsidiaries
                                                Consolidated Statements of Operations
                                                ---------------------------------------
                                                                 (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                    December 31,                  December 31,

                                                   2002        2001             2002         2001
                                               ------------ -------------    -----------  --------

NET SALES                                       $4,821,155  $4,612,336       $8,885,949   $9,741,779

COST OF SALES                                    3,136,009   3,008,581        5,849,558    6,383,119
                                              -------------  ---------      ----------- ------------

   Gross profit                                  1,685,146   1,603,755        3,036,391    3,358,660

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     1,379,216   1,493,121        2,794,166    2,901,939
RESEARCH AND DEVELOPMENT EXPENSES                  174,658     151,492          292,542      250,253
                                              -------------  ---------     ------------  -----------
                                                1,553,874    1,644,613        3,086,708    3,152,192
                                              -------------  ---------     ------------  -----------

   Operating income (loss)                         131,272     (40,858)         (50,317)     206,468

INTEREST EXPENSE, net                               55,993      73,902          111,745      174,931
                                              -------------  ---------     ------------  -----------

   Income (loss) before income taxes                75,279    (114,760)        (162,062)      31,537

PROVISION (BENEFIT) FOR INCOME TAXES                 4,620      (7,597)           8,620        8,717
                                              ------------   ----------    ------------  -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                     70,659    (107,163)        (170,682)     $22,820

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                            ----       -----       (1,297,069)        ----
                                              ------------   ----------    -------------  ----------

NET INCOME (LOSS)                                  $70,659   ($107,163)     ($1,467,751)     $22,820
                                              ============  ===========    =============  ==========

INCOME (LOSS) PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
         Basic                                        $.01       ($.01)           ($.02)        $---
                                              ============  ===========    =============  ==========
         Diluted                                      $.01       ($.01)           ($.02)        $---
                                              ============  ===========    =============  ==========

NET INCOME (LOSS) PER SHARE
         Basic                                        $.01       ($.01)           ($.16)        $---
                                              ============  ===========    =============  ==========
         Diluted                                      $.01       ($.01)           ($.16)        $---
                                              ============  ===========    =============  ==========

WEIGHTED AVERAGE OUTSTANDING COMMON STOCK
         Basic                                   9,271,054   9,271,054        9,271,054    9,271,054
                                              ============  ==========     ============= ===========
         Diluted                                 9,271,054   9,271,054        9,271,054    9,272,054
                                              ============  ==========      ============ ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.





                                               AFP Imaging Corporation and Subsidiaries
                           Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
                                         For the Six Months Ended December  31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                            (Unaudited)

                                                                                                           Foreign
                                    Comprehensive                       Common   Paid-in                   Currency
                                         Income           Common        Stock   Capital In  Accumulated  Translation
                                        (Loss)            Stock        Warrants Excess of     Deficit     Adjustment       Total
                                                                                    Par
                                    ------------------------------------------------------------------------------------------------

Balance June 30, 2001                         $---             $92,710    $--- $11,545,883  $(8,907,059)     $(14,311)   $2,717,223
     Issuance of common stock
      warrants                                 ---                 ---  19,800         ---          ---           ---        19,800

     Foreign currency translation
        adjustment                           1,892                 ---     ---         ---          ---         1,892         1,892

       Net income for six months
          ended December 31, 2001           22,820                 ---     ---         ---       22,820           ---        22,820
                                    ---------------
Comprehensive Income                       $24,712                 ---     ---         ---          ---           ---           ---
                                    ===============---------------------------------------------------------------------------------
Balance December 31, 2001                                      $92,710 $19,800 $11,545,883  $(8,884,239)     $(12,419)   $2,761,735
                                                   =================================================================================


Balance June 30, 2002                         $---             $92,710 $19,800 $11,545,883  $(8,823,057)     $(12,619)   $2,822,717
     Foreign currency translation
       adjustment                            1,130                 ---     ---         ---          ---         1,130         1,130

     Net loss for six months
       ended December 31, 2002        (1,467,751),                 ---     ---         ---   (1,467,751)          ---   (1,467,751)
                                    ===============
Comprehensive Loss                     $(1,466,621)                ---     ---         ---          ---           ---           ---
                                    ===============---------------------------------------------------------------------------------
Balance December 31, 2002                                      $92,710 $19,800 $11,545,883 $(10,290,808)     $(11,489)   $1,356,096
                                                   =================================================================================




The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                    AFP Imaging Corporation and Subsidiaries
                                                     Consolidated Statements of Cash Flows
                                                For the Six Months Ended December 31, 2002 and 2001
                                                ---------------------------------------------------
                                                                      (Unaudited)


                                                                                      2002        2001
                                                                                 -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                               ($1,467,751)    $22,820
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
    Depreciation and amortization                                                     134,494     180,000
    Cumulative effect of change in accounting principle                             1,297,069         ---
    Change in assets and liabilities:
       Decrease in accounts receivable                                                415,873     744,552
       Decrease in inventories                                                        607,147     510,727
       Increase in prepaid expenses and other assets                                  (62,469)    (90,095)
       Decrease in accounts payable                                                  (617,062)   (314,356)
       Increase (decrease) in accrued expenses                                        104,928    (237,584)
                                                                                 ------------  ----------

       Total adjustments                                                            1,879,980     793,244
                                                                                 ------------  ----------

       Net cash provided by operating activities                                      412,229     816,064
                                                                                 ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of graphic arts business                                        ---     340,815
       Capital expenditures                                                           (83,900)    (11,456)
                                                                                 ------------- ----------

       Net cash (used by) provided by investing activities                            (83,900)    329,359
                                                                                 ------------- ----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Borrowing of debt                                                               89,072   1,801,065
       Repayment of debt                                                             (141,666) (2,359,407)
                                                                                 ------------- ----------

       Net cash used by financing activities                                          (52,594)   (558,342)
                                                                                 ------------- ----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                      1,130       1,892
                                                                                 ------------- ----------

       Net increase in cash and cash equivalents                                      276,865     558,973

CASH AND CASH EQUIVALENTS, at beginning of period                                     516,494     198,276
                                                                                 ------------  ----------

CASH AND CASH EQUIVALENTS, at end of period                                          $793,359    $787,249
                                                                                 ============  ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2002
-----------------
(Unaudited)

(1) General:
------------

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

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002, except as discussed below.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

(2) Adoption of New Accounting Standards:
-----------------------------------------

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

The Fiscal 2002 results on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted FAS 142 on July 1, 2001, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:







                                                         Six Months Ended December 31, 2001
                                                         ----------------------------------
                                                               Net Income per basic         Net Income per diluted
                                        Net Income                 common share                  common share
    As reported--historical
    basis                           $           22,820         $               ---           $                  ---
    Add: Goodwill amortization                  72,000                        0.01                             0.01
    Income tax impact                                -                           -                                -
                                     ---------------------      ---------------------------   ----------------------
    Adjusted                        $           94,820         $              0.01           $                0.01
                                                ======                        ====                            =====


(3) Basic and Diluted Earnings (Loss) Per Common Share:
    ---------------------------------------------------
  The computation of net earnings per common share is based upon the weighted average number of common shares outstanding during the period plus in periods in which they have a dilutive effect, the effect of shares contingently issuable. The diluted weighted average number of shares outstanding does not include any shares of common stock issuable upon exercise of outstanding stock options in the first six months Fiscal 2003, as all of the outstanding stock options are at a strike price equal to or above the average stock price for the six month period. It does include 1,000 shares of common stock issuable upon exercise of outstanding stock options in the first six months Fiscal 2002.

 (4) Common Stock Options and Stock Purchase Plan
 ------------------------------------------------

 The Company has two employee incentive stock option plans, under which approximately 1,600,000 shares of Common Stock are authorized and available for issuance. Under the terms of the plans, options to purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company.

 The Company accounts for these plans pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123", the Company's net income and earnings per share would have been reduced by an insignificant amount.

 (5) Long and Short Term Debt:
 -----------------------------

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then current senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of December 31, 2002, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, as amended. The Revolving Credit Loan has an interest rate of 1-3/4% over the prime rate, currently at 6%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to account for these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

Included in debt are two subordinated promissory notes related to prior dental acquisitions. These notes total $1,366,667 at December 31, 2002, of which approximately $461,100 has been classified as a current liability.

The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. At January 31, 2003, the Company had available $690,300 of unused credit under the Revolving Credit Loan.

(6) Inventory:

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly, to verify that the standard costs approximate the actual costs. At December 31, 2002 and June 30, 2002, inventories consist of the following:


                                                                     December 31, 2002          June 30, 2002
                                                                     -----------------          -------------
                Raw materials and sub-component parts                    $1,575,911               $1,786,027
                Work-in-process and finished goods                          633,015                1,030,046
                                                                        -----------                ---------
                                                                         $2,208,926               $2,816,073
                                                                         ==========               ==========



(7) Income Taxes:
-----------------

Income taxes are accounted for under the asset and liability method. The Company's income tax provision for the Fiscal 2003 and 2002 six-month periods relate to state or foreign income and capital taxes, net of any refunds received. No income tax benefits related to the losses reported in prior years have been recorded, in accordance with SFAS No. 109.

(8) Segment Information:
------------------------

As of December 31, 2002, the Company only had one business segment, Medical/Dental, as the Company sold its graphic arts business to a third party in July 2001. All costs associated with the disposition of this product line were recorded in fiscal 2001. The segment information for the three and six months ended December 31, 2001 is shown below. Segment information related to operating income includes costs directly attributable to each segment's operations.

                                                     Operating                                                     Net
                                                       Income                    Depreciation      Capital       Interest
                                       Net Sales       (Loss)        Assets     & Amortization   Expenditures    Expense
  For the three months ended           ---------     --------        ------     ---------------  ------------   ---------
  --------------------------
      December 31, 2001
      -----------------
     Medical/Dental                   $4,612,336       ($40,858)    $7,569,444     $90,000         $11,456        $73,902
     Graphic Arts                              0              0              0           0               0              0
                                      ----------      ---------     ----------  ----------        --------        -------
    Consolidated                      $4,612,336       ($40,858)    $7,569,444     $90,000         $11,456        $73,902
                                      ==========      =========     ==========  ==========        ========        =======

  For the six months ended
  ------------------------
      December 31, 2001
  ------------------------
     Medical/Dental                   $9,675,524       $261,159     $7,569,444    $180,000         $11,456       $174,931
     Graphic Arts                         66,255        (54,691)             0           0               0              0
                                     -----------      ---------    -----------  ----------        --------       --------
    Consolidated                      $9,741,779       $206,468     $7,569,444    $180,000         $11,456       $174,931
                                     ===========      =========    ===========  ==========        ========       ========


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity
-------------------------------

The Company's working capital at December 31, 2002 decreased by approximately $371,700 from June 30, 2002. The Company significantly reduced its accounts payable through reductions in accounts receivable and inventory, which were offset by an increase in current debt borrowings and prepayment for foreign inventory purchases. Additionally, as of December 31, 2002, there are now two subordinated notes, portions of which are classified in the current portion of long-term debt, whereas at June 30, 2002, only one subordinated note had a portion classified as current debt.

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then current senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of December 31, 2002, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, as amended. The Revolving Credit Loan has an interest rate of 1-3/4% over the prime rate, currently at 6%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to account for these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

Included in debt are two subordinated promissory notes related to prior dental acquisitions. These notes total $1,366,667 in principal amount at December 31, 2002, of which approximately $461,100 has been classified as a current liability.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Revolving Credit Facility to finance its ongoing operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company expects its working capital requirements will continue to be financed by operations and from borrowings. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than a general decline in sales and/or the ongoing litigation cases, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. At January 31, 2003, the Company had available $690,300 of unused credit under the Revolving Credit Loan.

Capital expenditures for the first six months of Fiscal 2003 were $83,900 consisting of a significant enhancement to the telephone system, computer workstation upgrades for engineering and other departmental applications, and tooling charges related to the new digital imaging product development. Where practical, the Company continues to conserve its cash expenditures. The Company expects to continue to finance any future capital requirements principally from internally generated funds. Future capital expenditures are limited under the terms of the Revolving Credit Loan.

Results of Operations - Six Months Fiscal 2003 Versus Six Months Fiscal 2002
----------------------------------------------------------------------------

Sales decreased approximately $855,800 or 9% between the Fiscal 2003 and Fiscal 2002 six-month periods. The dental product sales decreased approximately $350,000, as the Fiscal 2002 six-month period included approximately $260,000 more in sales to the U.S. military than the Fiscal 2003 six-month period, and the Company phased out its older digital sensor. The Company's medical product sales showed a decrease of approximately $490,000. First quarter Fiscal 2002 included a large medical products sale to the U.S. military of approximately $490,000. The Company's growing veterinary line showed an increase of 58% over the prior year. Medical processor sales increased approximately 4% in the current six-month period. This was offset by approximately $250,000 lower sales attributable to the Company's medical ultrasound and film recording cameras, mainly due to technological changes in the marketplace. The Company began shipments of its new digital dental sensor, "EVA"(R), during November 2002, mainly to international dealers and distributors.

Gross profit as a percent of sales did not change significantly between the Fiscal 2003 and Fiscal 2002 six-month periods. The product mix between manufactured and distributor goods were relatively constant between the two six-month periods. Labor and overhead costs, which are included in cost of sales, were just slightly lower in the current six -month period.

Selling, general, and administrative costs decreased slightly, approximately $107,800 or 4%, between the Fiscal 2003 and Fiscal 2002 six-month periods. Approximately $76,000 relates to the collection (reducing expenses), in the first quarter Fiscal 2002, of a portion of a large receivable, which had been written off in 1993. There was approximately $72,000 less in amortization costs in the current six-month period due to the Change in Accounting Principle related to the treatment of goodwill. There was approximately $100,000 less in legal fees in the current six-month period due to the settlement of several outstanding claims in the prior fiscal year. Additionally, the Company negotiated and received approximately $20,000 from its insurance carrier in the current six-month period to help defray the legal costs associated with the outstanding environment litigation. These legal costs will continue to be shared by the outside insurance carrier. Management instituted cost reduction programs in the fourth quarter of Fiscal 2001 and continues to monitor and maintain them.

Research and development costs increased, approximately $42,200 or 17%, between the Fiscal 2003 and Fiscal 2002 six-month periods. This increase is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its digital imaging products. The Company continues to invest in sustaining engineering and related costs for its existing analog products. Where applicable, the Company is acting as an import distributor for new products developed by others.

Interest expense, net, decreased, approximately $63,200 or 36%, between the Fiscal 2003 and Fiscal 2002 six-month periods, primarily due to there being approximately $540,000 less in total debt at December 31, 2002 compared to December 31, 2001. The Company was in breech of certain of its obligations with its previous lender in the first quarter Fiscal 2002 and, accordingly, incurred a penalty interest rate on all outstanding borrowings. Additionally, the prime rate of borrowing, upon which all senior debt is based, was several points lower in the current six-month period.

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

Results of Operations - Second Quarter Fiscal 2003 Versus Second Quarter Fiscal 2002
-------------------------------------------------------------------------------

Sales increased approximately $209,000 or 4.5% between the second quarter Fiscal 2003 and the second quarter Fiscal 2002. Dental product sales, including the relative mix of these products, stayed relatively constant between second quarter Fiscal 2003 and second quarter Fiscal 2002. The Company's medical product sales showed an increase of approximately $200,000 due to the Company's growing veterinary line and an increase in medical processor sales in the current second quarter. The Company began shipments of its new digital dental sensor, "EVA"(R), during November 2002, mainly to international dealers and distributors.

Gross profit as a percent of sales did not change significantly between the Fiscal 2003 and Fiscal 2002 second quarters. The product mix between manufactured and distributor goods were relatively constant between the two periods. Labor and overhead costs, which are included in cost of sales, were approximately the same amount in the two comparative periods.

Selling, general, and administrative costs decreased by approximately $114,000 or 7.6%, between second quarter Fiscal 2003 and second quarter Fiscal 2002 . There was approximately $36,000 less in amortization costs in the current second quarter due to the Change in Accounting Principle related to the treatment of goodwill. There was approximately $78,000 less in legal fees in the current second quarter due to the settlement of several outstanding claims in the prior fiscal year. Additionally, the Company negotiated and received approximately $20,000 from its insurance carrier in the current second quarter to help defray the legal costs associated with the outstanding environment litigation. These legal costs will continue to be shared by the outside insurance carrier.

Research and development costs increased, approximately $23,200 or 15%, between the second quarter Fiscal 2003 and the second quarter Fiscal 2002. This increase is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its digital imaging products. The Company continues to invest in sustaining engineering and related costs for its existing analog products. Where applicable, the Company is acting as an import distributor for new products developed by others.

Interest expense, net, decreased, approximately $18,000 or 24%, between the second quarter Fiscal 2003 and the second quarter Fiscal 2002 primarily due to there being approximately $270,000 less in total debt for the three month period ended December 31, 2002 compared to the three month period ended December 31, 2001. Additionally, the prime rate of borrowing, upon which all senior debt is based, was a point lower in the current second quarter.

The income tax provisions for the second quarter Fiscal 2003 and Fiscal 2002, respectively, primarily reflect the nominal state taxes due. No tax benefit has been recognized for the losses incurred in prior years.

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

 In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". The Company does not expect this Statement to have any effect on its financial position or results of operation.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123". The Company is currently evaluating the impact of this Statement; however the Company does not expect the adoption of SFAS 148 will have a material impact on the Company's financial position or results of operation. The Company has accordingly included additional disclosures on its incentive stock option plans in the accompanying Notes to the Consolidated Financial Statements. The Company is required to adopt the provisions of SFAS 148 as of June 30, 2003.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

Not Applicable.

Item 4:  Controls and Procedures.
---------------------------------

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Part II Other Information
-------------------------
Item 1: Legal Proceedings
-------------------------

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and to Part II, Item 1 in the Company's Quarterly Report on Form 10Q for the period ended September 30, 2002, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

Reference is made to the product liability insurance action commenced in the Second Judicial District Court of Nevada in 2000, alleging that the Company's equipment caused a fire on the plaintiff's premises in December 1998. This case was settled on November 21, 2002, for significantly less than the originally claimed amount, and included mutual releases for all participating parties from any liability arising from this claim. The Company's insurance carrier was responsible for the settlement. Therefore, such settlement had no material effect on the Company.

Item 2:   Changes in Securities and Use of Proceeds.
----------------------------------------------------

None

Item 3:    Defaults Upon Senior Securities.
-------------------------------------------

None


Item 4:    Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------

On December 9, 2002, the Company held an Annual Meeting of Shareholders to (1) elect four directors for a term of one year or until their successors are duly elected and (2) ratify the appointment of Ernst & Young LLP as the independent auditors of the Corporation's accounts for the year ending June 30, 2003.

The nominees were each elected to the Board of Director's by the following votes:


                                                      For Election           Against Election
                                                      ------------           ----------------

David Vozick                                          8,357,868                   198,133
Donald Rabinovitch                                    8,357,868                   198,133
Jack Becker                                           8,357,868                   198,133
Robert Blatt                                          8,357,868                   198,133

In connection with the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors, 8,517,451 shares voted for, 8,500 shares abstained, and 30,500 shares voted against.

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



                                AFP IMAGING CORPORATION



                                _________/s/________________
                                David Vozick
                                Chairman of the Board
                                Secretary, Treasurer
                                Date:  February 12, 2003



                                _________/s/________________
                                Donald Rabinovitch
                                President
                                (Principal Executive Officer)
                                Date:  February 12, 2003


                                __________/s/_______________
                                Elise Nissen
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)
                                Date:  February 12, 2003

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







Date: February 12, 2003                        ___________/s/______________
                                                       David Vozick
                                                  Chairman of the Board
                                             (Co-Principal Executive Officer)

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







Date: February 12, 2003                         ___________/s/______________
                                                     Donald Rabinovitch
                                                         President
                                              (Co-Principal Executive Officer)

CERTIFICATIONS
--------------

1. I, Elise Nissen, Chief Financial Officer of AFP Imaging Corporation, certify that:

2.   I have reviewed this Quarterly Report on Form 10-Q of AFP Imaging
     Corporation;

3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and, for the periods presented in this quarterly report;

5. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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







Date: February 12, 2003                       ___________/s/______________
                                                      Elise Nissen
                                                Chief Financial Officer