Form 10-Q
period 2003-03-31
AFP IMAGING CORP
filed 2003-05-14
CIK 319126

UNITED STATES

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                               ---    ---

The registrant had 9,271,054 shares of Common Stock outstanding as of May
5, 2003.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," "could," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to:

--   adverse changes in general economic conditions,
-- the economic, political and social impact of potential future terrorist attacks on the United States and those other countries in which the Company conducts its business,
-- any potential economic, political, and social impact from the continuing conflict in Iraq,
--   the Company's ability to repay its debts when due,
--   changes in the markets for the Company's products and services,
-- the ability of the Company to successfully design, develop, manufacture and sell new products,
--   the Company's ability to successfully market its existing and new products,
--   adverse business conditions,
--   increased competition,
--   pricing pressures,
--   risks associated with foreign operations,
--   the Company's ability to attract and retain key personnel,
-- difficulties in maintaining adequate long-term financing to meet the Company's obligations,
-- the willingness of the Company's senior secured lender to continue to waive violations of covenants contained in loan documents between the Company and the senior secured lender,
-- changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers,
--   changes in currency exchange rates and regulations, and
-- other factors set forth in this Quarterly Report on Form 10-Q, and the Company's Annual Report on Form 10-K for the year ended June 30, 2002, and from time to time in the Company's other filings with the Securities and Exchange Commission.

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

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2003, and the results of its operations for the three and nine month periods ended March 31, 2003 and 2002, and its cash flows for the nine months periods then ended, have been included.


Item 1:  FINANCIAL STATEMENTS

                                         AFP Imaging Corporation and Subsidiaries
                            Consolidated Balance Sheets - March 31, 2003 and June 30, 2002
                            --------------------------------------------------------------

Assets                                March 31,     June 30,     Liabilities and Shareholders'        March 31,      June 30,
                                         2003         2002        Equity                                 2003          2002
                                    -------------  -----------                                      -------------  ------------
                                     (Unaudited)                                                     (Unaudited)
CURRENT ASSETS:                                                  CURRENT LIABILITIES:
 Cash and cash equivalents              $577,674     $516,494    Revolving credit loans and current
                                                                    portion of long-term debt         $1,982,225    $1,692,870
 Accounts receivable, less allowance                             Accounts payable                        781,906     1,358,696
  for doubtful accounts of $75,000                               Accrued expenses                        791,416       794,671
  and $104,000, respectively           1,765,662    2,464,586                                       -------------  ------------
                                                                 Total current liabilities             3,555,547     3,846,237
                                                                                                    -------------  ------------
 Inventories                           2,462,671    2,816,073
 Prepaid expenses and other              165,987      140,591    LONG TERM DEBT                          768,056     1,180,556
                                    -------------  -----------                                      -------------  ------------

   Total current assets                4,971,994    5,937,744    SHAREHOLDERS' EQUITY
                                    -------------  -----------
                                                                  Common stock, $.01 par value,
                                                                   30,000,000 shares authorized,
PROPERTY, PLANT AND EQUIPMENT,                                     9,271,054 shares issued and
 At cost                               2,343,032    2,160,054      outstanding at March 31, 2003,
 Less accumulated depreciation        (1,896,504)  (1,726,256)     and June 30, 2002, respectively        92,710        92,710
                                    -------------  -----------
                                         446,528      433,798     Common stock warrants                   19,800        19,800
                                                                  Paid-in capital in excess of par    11,545,883    11,545,883
GOODWILL,                                                         Accumulated deficit                (10,436,652)   (8,823,057)
  net of accumulated amortization              -    1,297,069     Cumulative translation adjustment      (11,149)      (12,619)
                                                                                                    -------------  ------------
                                                                  Total shareholders' equity           1,210,592     2,822,717
                                                                                                    -------------  ------------
OTHER ASSETS                             115,673      180,899
                                    -------------  -----------

                                      $5,534,195   $7,849,510                                         $5,534,195    $7,849,510
                                    =============  ===========                                      =============  ============

The accompanying notes to financial statements are an integral part of these statements.

                            AFP Imaging Corporation and Subsidiaries
                              Consolidated Statements of Operations
                                           (Unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                      March 31,                    March 31,

                                                  2003        2002             2003         2002
                                              ------------ -----------    ------------- ------------

NET SALES                                       $4,316,261  $4,952,221      $13,202,210  $14,694,000

COST OF SALES                                    2,901,628   3,272,473        8,751,186    9,655,592
                                              ------------ -----------    ------------- ------------

   Gross profit                                  1,414,633   1,679,748        4,451,024    5,038,408

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     1,381,106   1,578,550        4,175,272    4,480,489
RESEARCH AND DEVELOPMENT EXPENSES                  125,772     146,633          418,314      396,886
                                              ------------ -----------    ------------- ------------
                                                 1,506,878   1,725,183        4,593,586    4,877,375
                                              ------------ -----------    ------------- ------------

   Operating income (loss)                         (92,245)    (45,435)        (142,562)     161,033

INTEREST EXPENSE, net                               48,979      63,845          160,724      238,776
                                              ------------ -----------    ------------- ------------

    Loss before income taxes                      (141,224)   (109,280)        (303,286)     (77,743)

PROVISION FOR INCOME TAXES                           4,620       5,234           13,240       13,951
                                              ------------ -----------    ------------- ------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                             (145,844)   (114,514)        (316,526)     (91,694)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                            ----       -----       (1,297,069)        ----
                                              ------------ -----------    ------------- ------------

NET LOSS                                         $(145,844)  $(114,514)     $(1,613,595)    $(91,694)
                                              ============ ============   ============= ============

LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE
         Basic                                       $(.02)      $(.01)           $(.03)       $(.01)
                                              ============ ============   ============= ============
         Diluted                                     $(.02)      $(.01)           $(.03)       $(.01)
                                              ============ ============   ============= ============

NET LOSS PER SHARE
         Basic                                       $(.02)      $(.01)           $(.17)       $(.01)
                                              ============ ============   ============= ============
         Diluted                                     $(.02)      $(.01)           $(.17)       $(.01)
                                              ============ ============   ============= ============

WEIGHTED AVERAGE OUTSTANDING COMMON STOCK
         Basic                                   9,271,054   9,271,054        9,271,054    9,271,054
                                              ============ ============   ============= ============
         Diluted                                 9,271,054   9,271,054        9,271,054    9,271,054
                                              ============ ============   ============= ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                          AFP Imaging Corporation and Subsidiaries
                           Consolidated Statements of Shareholders' Equity and Comprehensive Loss
                                     For the Nine Months Ended March  31, 2003 and 2002
                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                     Foreign
                                 Comprehensive               Common      Paid-in                    Currency
                                     Income      Common      Stock      Capital In   Accumulated   Translation
                                     (Loss)       Stock     Warrants  Excess of Par    Deficit     Adjustment      Total
                                 -------------------------------------------------------------------------------------------

Balance June 30, 2001                     $---    $92,710        $---   $11,545,883   $(8,907,059)    $(14,311)  $2,717,223
     Issuance of common stock
      warrants                             ---        ---      19,800           ---           ---          ---       19,800

     Foreign currency translation
        adjustment                       2,092        ---         ---           ---           ---        2,092        2,092

       Net loss for nine months
          ended March 31, 2002         (91,694)       ---         ---           ---       (91,694)         ---      (91,694)
                                 --------------
Comprehensive Loss                    $(89,602)       ---         ---           ---           ---          ---          ---
                                 ==============-----------------------------------------------------------------------------
Balance March 31, 2002                            $92,710     $19,800   $11,545,883   $(8,998,753)    $(12,219)  $2,647,421
                                               ==========     =======   ===========   ============    =========  ===========


Balance June 30, 2002                     $---    $92,710     $19,800   $11,545,883   $(8,823,057)    $(12,619)  $2,822,717
     Foreign currency translation
       adjustment                        1,470        ---         ---           ---           ---        1,470        1,470

     Net loss for nine months
       ended March 31, 2003         (1,613,595)       ---         ---           ---    (1,613,595)         ---   (1,613,595)
                                 ==============
Comprehensive Loss                 $(1,612,125)       ---         ---           ---           ---          ---          ---
                                 ==============-----------------------------------------------------------------------------
Balance March 31, 2003                            $92,710     $19,800   $11,545,883  $(10,436,652)    $(11,149)  $1,210,592
                                               ==========     =======   ===========   ============    =========  ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               AFP Imaging Corporation and Subsidiaries
                                 Consolidated Statements of Cash Flows
                          For the Nine Months Ended March 31, 2003 and 2002
                          -------------------------------------------------
                                              (Unaudited)



                                                                                     2003          2002
                                                                                     ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       ($1,613,595)    $(91,694)
  Adjustments to reconcile net loss to net cash provided by operating activities-
    Depreciation and amortization                                                    205,042      270,000
    Cumulative effect of change in accounting principle                            1,297,069          ---
    Change in assets and liabilities:
       Decrease in accounts receivable                                               698,924      477,745
       Decrease in inventories                                                       353,402      596,195
       Decrease/(increase) in prepaid expenses and other assets                        5,036      (54,270)
       (Decrease)/increase in accounts payable                                      (576,790)      39,309
       Decrease in accrued expenses                                                   (3,255)    (263,991)
                                                                               --------------   ----------

       Total adjustments                                                           1,979,428    1,064,998
                                                                               --------------   ----------

       Net cash provided by operating activities                                     365,833      973,294
                                                                               --------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of graphic arts business                                       ---      340,815
       Capital expenditures                                                         (182,978)     (14,301)
                                                                               --------------   ----------

       Net cash (used by)/provided by investing activities                          (182,978)     326,514
                                                                               --------------   ----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Borrowing of debt                                                              89,355    1,801,065
       Repayment of debt                                                            (212,500)  (3,065,641)
                                                                               --------------   ----------

       Net cash used by financing activities                                        (123,145)  (1,264,576)
                                                                               --------------   ----------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                     1,470        2,092
                                                                               --------------   ----------

       Net increase in cash and cash equivalents                                      61,180       37,324

CASH AND CASH EQUIVALENTS, at beginning of period                                    516,494      198,276
                                                                               --------------   ----------

CASH AND CASH EQUIVALENTS, at end of period                                         $577,674     $235,600
                                                                               ==============   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the year for-
              Interest                                                              $163,396     $243,136
              Income taxes net of refunds                                            $13,240      $13,951

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003
--------------
(Unaudited)

(1) General:
    -------

AFP Imaging Corporation (together with its subsidiaries, the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since its inception, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for producing medical and dental x-ray images through digital technology, as well as for the chemical processing of photosensitive materials. Medical, dental and veterinary professionals use these products.

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

(2) Adoption of New Accounting Standards:
    ------------------------------------

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

The Fiscal 2002 results on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on July 1, 2001, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:

                                                         Three Months Ended March 31, 2002
                                                         ---------------------------------

                                                                 Net Income (loss) per         Net Income (loss) per
                                       Net Income (loss)           basic common share          diluted common share
    As reported--historical
    basis                           $        (114,514)         $            (0.01)           $               (0.01)
    Add: Goodwill amortization                  36,000                         ---                              ---
    Income tax impact                                -                         ---                              ---
                                     ---------------------      ---------------------------   ----------------------
    Adjusted                        $         (78,514)         $            (0.01)           $              (0.01)
                                              ========                      ======                          =======


                                                          Nine Months Ended March 31, 2002
                                                          --------------------------------

                                                                 Net Income (loss) per         Net Income (loss) per
                                       Net Income (loss)           basic common share           diluted common share
    As reported--historical
    basis                           $         (91,694)         $            (0.01)           $                (0.01)
    Add: Goodwill amortization                 108,000                        0.01                              0.01
    Income tax impact                                -                         ---                               ---
                                     ---------------------      ---------------------------   -----------------------
    Adjusted                        $           16,306         $               ---           $                  ---
                                                ======                         ===                              ====

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

(3) Basic and Diluted Loss Per Common Share:
    ---------------------------------------

The computation of net earnings per common share is based upon the weighted average number of common shares outstanding during the period plus in periods in which they have a dilutive effect, the effect of shares contingently issuable. The diluted weighted average number of shares outstanding does not include 309 and 697 shares of common stock issuable upon exercise of outstanding stock options, and 100,000 and 100,000 shares of common stock issuable upon the exercise of outstanding warrants in the first nine months of Fiscal 2003 and Fiscal 2002, respectively, as such amounts are antidilutive when there is a loss.

(4) Long and Short Term Debt:
    ------------------------

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then existing senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of March 31, 2003, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, as amended, with the exception of the tangible net worth covenant and the EBITDA ratio covenant for the quarter ended March 31, 2003. The Company's senior secured lender has waived compliance with these covenants as of March 31, 2003, and modified the remaining quarterly covenants so that they are less arduous. The Revolving Credit Loan has an interest rate of 1-3/4% over the prime rate, currently at 6%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Loan, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to account for these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

The Company has restated its Consolidated Balance Sheet as of June 30, 2002 to properly classify the Revolving Credit Loan as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" (EITF 95-22). This restatement has no impact on the Company's results of operation or cash flow for the year ended June 30, 2002. The Revolving Credit Loan is classified as a current liability in accordance with EITF 95-22 since the Loan and Security Agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility. Included in debt are two subordinated promissory notes related to prior dental acquisitions. These notes total $1,295,833 at March 31, 2003, of which approximately $527,777 has been classified as a current liability.

The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. At May 2, 2003, the Company had available $406,300 of unused credit under the Revolving Credit Loan.

(5) Inventory:

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly, to verify that the standard costs approximate the actual costs. At March 31, 2003 and June 30, 2002, inventories consist of the following:


                                          March 31, 2003     June 30, 2002
                                          --------------     -------------
  Raw materials and sub-component parts     $1,692,846          $1,786,027
  Work-in-process and finished goods           769,825           1,030,046
                                            ----------          ----------
                                            $2,462,671          $2,816,073
                                            ==========          ==========

(6) Income Taxes:
    ------------

Income taxes are accounted for under the asset and liability method. The Company's income tax provisions for the Fiscal 2003 and 2002 nine-month periods relate to state or foreign income and capital taxes, net of any refunds received. No income tax benefits related to the losses reported in prior years have been recorded, in accordance with SFAS No. 109.

(7) Segment Information:
    -------------------

As of March 31, 2003, the Company only had one business segment, Medical/Dental, as the Company sold its graphic arts business to a third party in July 2001. All costs associated with the disposition of this product line were recorded in fiscal 2001. The segment information for the three and nine months ended March 31, 2002 is shown below. Segment information related to operating income includes costs directly attributable to each segment's operations.


                                              Operating                                                    Net
                                                Income                  Depreciation       Capital      Interest
                                Net Sales       (Loss)       Assets    & Amortization   Expenditures     Expense
                               ----------     ---------    ----------  --------------   ------------    --------
 For the three months ended
   March 31, 2002
 --------------------------
     Medical/Dental            $4,952,221     ($45,435)    $7,076,154     $90,000          $2,845        $63,845
     Graphic Arts                       0            0              0           0               0              0
                               ----------     --------     ----------     -------         -------        -------
    Consolidated               $4,952,221     ($45,435)    $7,076,154     $90,000          $2,845        $63,845
                               ==========     ========     ==========     =======         =======        =======
 For the nine months ended
   March 31, 2002
 -------------------------
     Medical/Dental           $14,627,745     $215,724     $7,076,154    $270,000         $14,301       $238,776
     Graphic Arts                  66,255      (54,691)             0           0               0              0
                               ----------     --------     ----------     -------         -------        -------
    Consolidated              $14,694,000     $161,033     $7,076,154    $270,000         $14,301       $238,776
                               ==========     ========     ==========     =======         =======        =======

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity
-------------------------------

The Company's working capital at March 31, 2003 decreased by approximately $675,000 from June 30, 2002. The Company significantly reduced its accounts payable through reductions in accounts receivable and inventory, which were offset by an increase in current debt borrowings and prepayment for foreign inventory purchases. Furthermore, as sales were low in the current fiscal quarter, accounts receivable is significantly lower than in prior periods. As of March 31, 2003, there are two subordinated notes, of which $461,100 is classified in the current portion of long-term debt, whereas at June 30, 2002, only one subordinated note had $283,300 classified as current debt.

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then existing senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of March 31, 2003, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, as amended, with the exception of the tangible net worth covenant and the EBITDA ratio covenant for the quarter ended March 31, 2003. The Company's senior secured lender has waived compliance with these covenants as of March 31, 2003, and modified the remaining quarterly covenants so that they are less arduous. The Revolving Credit Loan has an interest rate of 1-3/4% over the prime rate, currently at 6%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to account for these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

Included in debt are two subordinated promissory notes related to prior dental company acquisitions. These notes total $1,295,833 in principal amount at March 31, 2003, of which approximately $527,777 has been classified as a current liability.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Revolving Credit Facility to finance its ongoing operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company expects its working capital requirements will continue to be financed by operations and from borrowings. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than a general decline in sales and/or the ongoing litigation cases, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. At May 2, 2003, the Company had available $406,300 of unused credit under the Revolving Credit Loan.

Capital expenditures for the first nine months of Fiscal 2003 were $182,978 consisting of several tooling and foundry expenditures related to the design, development and production of the new digital imaging products, a significant enhancement to the Company's telephone system, and computer workstation upgrades for engineering and other departmental applications. Where practical, the Company continues to conserve its cash. The Company expects to continue to finance any future capital requirements principally from internally generated funds. Capital expenditures are limited under the terms of the Revolving Credit Loan, and the Company currently is in compliance with this requirement.

Results of Operations - Nine Months Fiscal 2003 Versus Nine Months Fiscal 2002
------------------------------------------------------------------------------

Sales decreased approximately $1,491,800 or 10% between the Fiscal 2003 and Fiscal 2002 nine-month periods. The dental product sales decreased approximately $440,000, as the Fiscal 2002 nine-month period included approximately $260,000 more in sales to the U.S. military than the Fiscal 2003 nine-month period, and the Company phased out its older digital sensor. The Company's medical product sales showed a decrease of approximately $1,100,000. First quarter Fiscal 2002 included a large medical products sale to the U.S. military of approximately $490,000, and there were no significant military sales in the 2003 nine-month period. The Company's growing veterinary line showed an increase of 40% over the prior year. Medical equipment sales decreased approximately 18% in the current nine-month period. There were approximately $430,000 lower sales attributable to the Company's medical ultrasound and film recording cameras, mainly due to technological changes in the marketplace. The Company began shipments of its new digital dental sensor, "EVA"(R), during November 2002, mainly to international dealers and distributors, and will increase production on this new product as sales develop. The Company received FDA approval for the sensor in March 2003. The Company shortly will begin to market the digital dental sensor in the US. The general decline in sales for the current nine-month period can be attributed to the uncertainty in the worldwide markets and the weak US economy. The Company believes the insecurity caused by the war in Iraq caused many medical and dental distributors to reduce their purchases of equipment in the current quarter. International sales declined approximately $700,000 in the current nine-month period, mainly in medical equipment sales.

Gross profit as a percent of sales decreased just slightly between the Fiscal 2003 and Fiscal 2002 nine-month periods. The product mix between manufactured and distributor goods were relatively constant between the two nine-month periods. Labor and overhead costs, which are included in cost of sales, were approximately $125,000 lower in the current nine-month period. The Company distributes several products purchased from Europe in Euros, which has significantly strengthened in relation to the dollar. These cost increases have not been passed along to our customers.

Selling, general, and administrative costs decreased approximately $305,200 or 7%, between the Fiscal 2003 and Fiscal 2002 nine-month periods. Approximately $76,000 relates to the collection (reducing expenses), in the first quarter Fiscal 2002, of a portion of a large receivable, which had been written off in 1993. The Company received approximately $40,000 in January 2003 as part of the final waste haulage settlement (for prior years) in Westchester, NY. There was approximately $108,000 less in amortization costs in the current nine-month period due to the Change in Accounting Principle related to the treatment of goodwill. There was approximately $160,000 less in legal fees in the current nine-month period due to the settlement of several outstanding claims in the prior fiscal year. Additionally, the Company negotiated and received approximately $36,700 from its insurance carrier in the current nine-month period to help defray the legal costs associated with the outstanding environmental litigation. These legal costs will continue to be shared by the outside insurance carrier. There was approximately $130,000 less in sales commissions due to the lower sales volume in this nine-month period. The amount of commission as a percent of sales stayed relatively constant between the two nine-month periods. Costs related to trade shows increased about $50,000 due to attendance at a biannual international dental trade show in Germany (IDS) in March 2003 and attendance at several more national veterinary trade shows to further promote this new product line. Management instituted cost reduction programs in the fourth quarter of Fiscal 2001 and continues to monitor and maintain them.

Research and development costs increased, approximately $21,400 or 5%, between the Fiscal 2003 and Fiscal 2002 nine-month periods. This increase is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its digital imaging products. The Company continues to invest in sustaining engineering and related costs for its existing analog products.

Interest expense, net, decreased, approximately $78,100 or 33%, between the Fiscal 2003 and Fiscal 2002 nine-month periods, primarily due to several factors. There was approximately $320,000 less in average monthly revolving credit borrowings for the current nine-month period ended March 31, 2003; the Company was in violation of certain of its obligations with its previous lender in the first quarter Fiscal 2002 and, accordingly, incurred a penalty interest rate on all outstanding borrowings; and, the prime rate of borrowing, upon which all senior debt is based, was several points lower in the current nine-month period.

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

Results of Operations - Third Quarter Fiscal 2003 Versus Third Quarter
Fiscal 2002
----------------------------------------------------------------------

Sales decreased approximately $635,000 or 13% between the third quarter Fiscal 2003 and the third quarter Fiscal 2002. Dental product sales decreased very slightly between the third quarter Fiscal 2003 and the third quarter Fiscal 2002 and the relative mix of these products stayed fairly constant. Third quarter tends to be the lowest quarter of dental sales for the Company, largely due to the timing of purchases by the large dental distributors. The Company's medical equipment sales showed a 28% decrease in the current quarter sales, and a significant decrease attributable to the Company's medical ultrasound and film recording cameras, mainly due to technological changes in the marketplace. The Company began shipments of its new digital dental sensor, "EVA"(R), during November 2002, mainly to international dealers and distributors, and will increase production on this new product as sales develop. The Company received FDA approval for the digital dental sensor in March 2003. The Company shortly will begin to market the digital dental sensor in the US. International sales declined approximately $340,000 (included in the total sales decline indicated above) in the current three-month period. The Company believes that the overall decline in medical equipment sales can be attributed to the uncertainty in the global markets, the weak US Economy, and the war in Iraq.

Gross profit as a percent of sales decreased 1.15 percentage points between the Fiscal 2003 and Fiscal 2002 third quarters, mainly due to the lower sales base. The product mix between manufactured and distributor goods were relatively constant between the two periods and material costs as a percent of sales was constant. Labor and overhead costs, which are included in cost of sales, were approximately $60,000 less in the current third quarter.

Selling, general, and administrative costs decreased by approximately $197,400 or 12.5%, between third quarter Fiscal 2003 and third quarter Fiscal 2002. The Company received approximately $40,000 in January 2003 as part of the final waste haulage settlement (for prior years) in Westchester, NY. There was approximately $36,000 less in amortization costs in the current third quarter due to the Change in Accounting Principle related to the treatment of goodwill. There was approximately $70,000 less in legal fees in the current third quarter due to the settlement of several outstanding claims in the prior fiscal year. Additionally, the Company negotiated and received approximately $15,000 from its insurance carrier in the current third quarter to help defray the legal costs associated with the outstanding environment litigation. These legal costs will continue to be shared by the outside insurance carrier. There was approximately $60,000 less in sales commissions, due to the lower sales volume in this three-month period. The amount of commission as a percent of sales stayed relatively constant between the two three-month periods. Costs related to trade shows and advertising increased about $30,000 due to attendance at a biannual international dental trade show in Germany (IDS) in March 2003 and attendance at several more national veterinary trade shows in the current quarter to further promote this new product line.

Research and development costs decreased approximately $20,800 or 14%, between the third quarter Fiscal 2003 and the third quarter Fiscal 2002. This decrease is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its digital imaging products. The greater part of the associated design and development costs were recorded in the first six months of the current fiscal year. The Company continues to invest in sustaining engineering and related costs for its existing analog products.

Interest expense, net, decreased, approximately $14,900 or 23%, between the third quarter Fiscal 2003 and the third quarter Fiscal 2002. There was approximately $45,000 less in average monthly revolving credit borrowings for the current three-month period ended March 31, 2003, and, the prime rate of borrowing, upon which all senior debt is based, was a half point lower in the current third quarter.

The income tax provisions for the third quarter Fiscal 2003 and Fiscal 2002, respectively, primarily reflect the nominal state taxes due. No tax benefit has been recognized for the losses incurred in prior years.

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

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133; and is effective for contracts entered into or modified after June 30, 2003. The Company does not expect this Statement to have any effect on its financial position or results of operation.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

Not Applicable.

Item 4:  Controls and Procedures.
---------------------------------

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Part II Other Information
-------------------------

Item 1:    Legal Proceedings
----------------------------

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and to Part II, Item 1 in the Company's Quarterly Report on Form 10Q for the periods ended December 31, 2002 and September 30, 2002, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties. As of March 31, 2003, the Company's only outstanding litigation were the two environmental issues relating to property owned in New Jersey between August 1984 and June 1985. At this time, the Company is still not able to assess the final outcome of either of these two environmental complaints.

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

None

Item 4:    Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------

None

Item 5:    Other Information.
-----------------------------

None

Item 6:    Exhibits and Reports on Form 8-K.
-------------------------------------------

(a)        Exhibits:
           99.1, 99.2, 99.3 - Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K: None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AFP IMAGING CORPORATION



                                   /s/ David Vozick
                                   -------------------------
                                   David Vozick
                                   Chairman of the Board
                                   Secretary, Treasurer
                                   Date:  May 14, 2003



                                   /s/ Donald Rabinovitch
                                   -------------------------
                                   Donald Rabinovitch
                                   President
                                   (Principal Executive Officer)
                                   Date:  May 14, 2003


                                   /s/ Elise Nissen
                                   -------------------------
                                   Elise Nissen
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
                                   Date:  May 14, 2003

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







Date: May 14, 2003                                 /s/ David Vozick
                                              ---------------------------
                                                      David Vozick
                                                 Chairman of the Board
                                            (Co-Principal Executive Officer)

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







Date: May 14, 2003                             /s/ Donald Rabinovitch
                                             ---------------------------
                                                  Donald Rabinovitch
                                                      President
                                           (Co-Principal Executive Officer)

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







Date: May 14, 2003                                   /s/ Elise Nissen
                                                 -----------------------
                                                       Elise Nissen
                                                 Chief Financial Officer