Form 10-K
period 2003-06-30
AFP IMAGING CORP
filed 2003-09-24
CIK 319126

United States

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-K
 (X)     Annual Report Pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934. For the fiscal year
         Ended June 30, 2003
                      or
 ( )   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

         Commission File Number: 0-10832

                             AFP Imaging Corporation
                             ------------------------
             (Exact name of registrant as specified in its charter)

               New York                              13-2956272
               --------                              ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


       250 Clearbrook Road, Elmsford, NY                        10523
       ---------------------------------                        -----
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (914) 592-6100
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
              Yes                              No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ( X ) NO ( ).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ( ) NO ( X ).

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of December 31, 2002 was approximately $884,200. On such date, the average of the closing bid and asked prices of the Registrant's Common Stock, as reported by the OTC Bulletin Board, was $0.15.

The registrant had 9,271,054 shares of Common Stock outstanding as of September 3, 2003.

The information required by Part III of Form 10-K is incorporated by reference to the registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders tentatively scheduled for December 8, 2003 to be filed with the Securities and Exchange Commission on or prior to October 28, 2003.

Introductory Note - Forward - Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," project," "expect," "believe," "would," "could," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to,

o    adverse changes in general economic conditions,

o the economic, political and social impact of potential future terrorist attacks on the United States and those other countries in which the Company conducts its business,

o any potential economic, political, and social impact from the continuing conflict in Iraq,

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

o    pricing pressures,

o    risk associated with foreign operations,

o    the ability to attract and retain key personnel,

o    difficulties  in  obtaining  adequate  long-term   financing  to  meet  the
     Company's obligations,

o the willingness of the Company's senior secured lender to continue to waive violations of covenants contained in loan documents between the Company and the senior secured lender,

o changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers,

o    changes in currency exchange rates and regulations,

o and such other factors set forth in this Form 10-K and from time to time in the Company's other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-K for the year ended June 30, 2003, and the Company's other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward - looking statements made in this Annual Report on Form 10-K speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward - looking statements to reflect changes in the Company's expectations or future events.


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

On October 21, 2002, the United States District Court for the Central District of California dismissed the complaint filed by a potential customer alleging breach of a 1996 contract with the Company for non-performance.

On November 21, 2002, the product liability insurance action commenced in the Second Judicial Court of Nevada in 2000, alleging that the Company's equipment caused a fire on the plaintiff's premises was settled for significantly less than the originally claimed amount and included mutual releases for all participating parties from any liability arising from this claim. The Company's insurance carrier approved and underwrote the settlement.

b) Financial Information about Industry Segments

The Company is engaged in one industry segment, the manufacture and distribution of medical/dental x-ray equipment and accessories. Prior to July 2001, when the Company sold the assets related to its graphic arts subsidiary, the Company had been engaged in two industry segments, the manufacture and distribution of medical/dental x-ray equipment and accessories, and graphic arts processing equipment. The Company has agreed not to compete in this same business line of graphic arts film and plate processing equipment for ten years, to expire in July 2011. The Company's business segments were based on significant differences in the nature of their operations, including distribution channels and customers. The composition of the current industry segment is consistent with that used by the Company's management in making strategic decisions. See Note 7 to the Consolidated Financial Statements for further discussion of the Company's industry segments.

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

Digital Dental Imaging Systems

The Company manufactures, distributes and services a filmless digital dental radiography system, utilizing x-rays and electronic imaging technology. Such technology generates and captures a patient's dental images with an intraoral sensor and then displays the image on a computer screen that operates in a Windows-based software environment. These filmless digital dental radiographic systems have practical applications in both human and animal dentistry. The Company has developed proprietary application software for use with the sensor. The Company also manufactures and distributes intraoral video dental cameras and related image management software.

X-Ray Systems

The Company recently obtained the exclusive distribution rights in the North American and Mexican markets for a well established, European - designed intraoral dental x-ray machine and panoramic cephalometric dental x-ray machine. The Company also has the North American distribution rights to a Japanese - developed panoramic cephalometric dental x-ray machine. The x-ray film exposed by all of these units can then be developed in the Company's film processors. These x-ray products are compatible with the Company's digital x-ray products and software.

Veterinary Imaging and Radiographic Systems

The Company manufactures and distributes a line of x-ray and related equipment specifically designed for the veterinary marketplace. These include intraoral x-ray systems, a filmless digital dental radiography system, film processors, dental veterinary film, and a line of radiographic equipment. These combined systems allow the veterinarian to perform both dental and general radiography on small animals.

Patents and Trademarks

The Company presently holds certain domestic and foreign utility patents, which, the Company believes, are material to the technology used in its products. The Company's intellectual property includes several patents acquired as part of acquisitions in 1997. The Company is not aware of any patents held by others that conflict with the Company's current product designs. The Company has agreed to pay a nominal royalty on the domestic sales of its digital dental systems to a third party under a license for the use of the third party's software format for the computer display of such images. The Company also has agreed to pay a royalty on the worldwide sales of its digital dental sensors to a third party, under a license to use the technology developed and owned by the third party. The principal technology applied to the construction of the Company's other products may be considered proprietary. Patent applications have been filed where appropriate. The Company owns several domestic and foreign trademarks, which it uses in connection with the marketing of its products, including AFP Imaging, DENT-X, EXCEL, and EVA, among others. The Company believes that these utility patents and trademarks are important to its operations and the loss or infringement by others of or to its rights to such patents and trademarks could have a material adverse effect on the Company.

Research and Development

The amounts spent by the Company during each of the Company's last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, are as follows:
             2003                          2002                         2001
             ----                          ----                         ----
           $553,991                      $499,829                     $457,172

The Company conducts research and development activities internally, at its New York facility, as well as contracts certain projects to qualified vendors and expert consultants. The Company's research and development efforts and technologies have been enhanced by business acquisitions completed prior to 2001.

The Company's level of research and development spending is discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operation.

Raw Materials

The Company manufactures, assembles, and services its products at its ISO 9001/2000 (International Standards Organization) certified facility in Elmsford, New York. The Company's products are manufactured from parts, components and subassemblies obtained from several unaffiliated suppliers and/or fabricated internally at its manufacturing facility. In most cases, the Company does not utilize any unique or difficult to obtain raw materials or processes in the design and manufacture of its products. Although the Company anticipates that an adequate commercial supply of most raw material parts and components will remain available from multiple sources, the Company does own proprietary designs and tooling to produce the digital x-ray sensors, which are in the physical possession of a Company vendor. While the loss of the Company's relationship with a particular supplier might result in some productions delays, such a loss is not expected to materially affect the Company's business, as the proprietary design is readily reproducible.

Sales, Marketing and Distribution

All of the Company's products are manufactured domestically and distributed both domestically and internationally to independent dealers and distributors. The Company's products are marketed under the Company's own trade names and are distributed through an extensive network of independent medical, dental, and veterinary dealers. These dealers install and service such products.

The Company conducts worldwide marketing and regional sales management efforts to promote all of its products and brand names. The Company advertises in domestic and international trade journals, provides sales support and literature, prepares technical manuals and conducts customer education and training programs in order to promote its products. In addition, the Company participates in domestic and international trade and clinical shows. The Company also maintains a web site, which provides an easy-to-navigate, on-line information environment, including Company information, product description and extensive technical specifications and information.

Government Regulation

The Company's medical and dental products are subject to government regulation in the United States and certain other countries. The United States Food and Drug Administration ("FDA") regulates the distribution of all equipment used as medical devices. The Company must comply with the procedures and standards established by the FDA and comparable foreign regulatory agencies. The Company believes it has registered all of its applicable medical and dental products with the FDA, and that all of its products and procedures satisfy all the criteria necessary to comply with FDA regulations. The FDA has the right to disapprove the marketing of any medical device that fails to comply with FDA regulations. The Company's manufacturing facility is ISO 9001/2000 certified.

Where applicable, the Company's products are Conformite' Europeenne ("CE") certified for sales within the European Union. Any future changes in existing regulations, or adoption of additional regulations, domestically or internationally, which govern devices such as the Company's medical and dental products have the potential to have a material adverse effect on the Company's ability to market its existing products or to market new products.

Product Liability Exposure

The Company's business involves the inherent risk of product liability claims. The Company currently maintains general product liability insurance as well as an umbrella liability policy, which the Company believes are deemed to be sufficient to protect the Company from any potential risks to which it may be subject. See Item 3, Legal Proceedings, for further discussion of any outstanding product liability claims.

Seasonal Nature

The Company believes its business is not seasonal.

Working Capital Practices

The Company believes its practices regarding inventories, receivables or other items of working capital to be typical for the industry involved. In September 2001, the Company established a new three-year, senior secured credit facility with a new lender. The Company has a good working relationship with its present senior secured lender. This facility expires in September 2004, at which time the Company expects it will be renewed with the existing lender or a new lender. See Note 2 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion.

Customers

In Fiscal Year ended June 2003, sales of dental imaging equipment to Henry Schein Inc. and Patterson Dental Supply, each accounted for approximately 11% of consolidated sales. In Fiscal Year 2002, sales of dental imaging equipment to Henry Schein Inc. accounted for approximately 12% of consolidated sales. Management believes that the loss of either of these customers would initially have an adverse effect on the Company's consolidated business. No customer accounted for 10% or more of net sales in Fiscal Year 2001.

Backlog Orders

As of June 30, 2003, the Company's backlog of orders for its products was approximately $511,500 as compared to $562,100 as of June 30, 2002. All of the orders included in the backlog at June 30, 2003 are scheduled for delivery on or before June 30, 2004. Spare part sales are not part of the Company's backlog calculations. The Company modified its pricing structure in Fiscal Year 2002, reducing the potential benefit for placing blanket orders for products, which reduced the amount of the order backlog. In the opinion of the Company, fluctuations in the backlog and its size at any given time are not necessarily indicative of intermediate or long-term trends in the Company's business. Much of the Company's backlog can be canceled or the delivery dates of orders can be accelerated or extended without penalty. Delivery of capital equipment is frequently subject to changing budget conditions of medical institutions and end user clinical practitioners.

Government Contracts

The Company did not fulfill any contracts in Fiscal Year 2003 with the United States Government that were material to the Company's consolidated business. The Company fulfilled two contracts in Fiscal Year 2002 with the United States Government that were material to the Company's consolidated business. One contract was with the Department of the Air Force for the delivery of X-ray Film Processors. The other contract was with the Department of the Army for the delivery of Hand Held Dental X-ray Systems. The Company's policy is to be responsive to all governmental Requests for Quotations (RFQ), which can be fulfilled within the scope of the Company's product lines.

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

While the Company believes its products are competitive in terms of capabilities, quality and price, increased competition in the marketplace has had an adverse effect on the business and, recent business mergers and acquisitions may continue to adversely affect the Company's business.

Environmental

The Company believes it is in compliance with the current laws and regulations governing the protection of the environment and that continued compliance would not have a material adverse effect on the Company or require any material capital expenditures. The Company believes it does not use any controlled or regulated materials or processes in its operations. Compliance with local codes for the installation and operation of the Company's products is the responsibility of the end user, or the dealer who independently provides installation services. See Item 3, Legal Proceedings, for further discussion of the two environmental claims in which the Company is currently involved.

Employees

As of June 30, 2003, the Company employed 90 people on a full-time basis. The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.

d) Financial Information about Foreign and Domestic Operations and Export Sales

With respect to the Company's last three fiscal years, domestic sales were $15,111,108 (2003), $16,116,458 (2002), and$18,819,770 (2001) representing 84%,
80%, and 78%, respectively, of the Company's total sales during such periods. Domestic operating income was $1,395 and $396,078 for the years ended June 30, 2003 and 2002, respectively, and the domestic operating loss for the year ended June 30, 2001 was $1,260,835. Export and foreign sales during such periods were $2,932,560 (2003), $3,970,430 (2002), and $5,231,530 (2001) or 16%, 20%, and 22%
of total Company sales for each period, respectively. The Company's Swedish subsidiary, Regam, incurred net losses of $1,940, $4,670, and $24,950, for fiscal years ended June 30, 2003, 2002, and 2001, respectively. The Company's Swedish operation was liquidated in September 2003.

 Assets used in the manufacture of export sales are integrated with the other assets of the Company.


Item 2.  Properties

The Company's executive offices and principal manufacturing facility are located in Elmsford, New York. This facility, which comprises approximately 47,735 square feet, is subject to a lease expiring on December 31, 2008 with a current rental of $477,350 per year, increasing through the lease term to $525,085, plus increases for real estate taxes, utility costs and common area charges. The Company believes its facility is well maintained, in good operating condition, and sufficient to meet the Company's present and anticipated needs. In January 2002, the Company closed its small sales and marketing facility in Springfield, Virginia, where its graphic arts subsidiary had been located.


Item 3.  Legal Proceedings

The Company is a defendant (with several other parties) in a product liability insurance action commenced in the Court of Common Pleas, Summit County, Ohio. The plaintiff, through their insurance company, claims that the Company's equipment caused a fire on the plaintiff's premises in June 2001. The complaint seeks compensatory damages of at least $76,800. The Company maintains that its equipment was not the cause of the fire or the resultant damage. The Company's insurance carriers, and their attorneys, are assisting in the Company's defense in this matter. The Company does not believe that any adverse final outcome of this matter will have a material adverse effect on the Company's financial position.

The Company is a defendant in two claims regarding environmental issues relating to a property in New Jersey owned by the Company between August 1984 and June 1985. One claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. This claim was originally filed in 1998 by the Federal Government in United States District Court and the State of New Jersey, citing several hundred other third party defendants. The Company (through its former subsidiary, Kenro Corporation) was added (along with many other defendants) to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved companies, in an alternative dispute resolution (ADR) process for smaller claims. The second claim was filed in 2001 as a civil complaint by the current owners of the factory site in the Superior Court of New Jersey, Morris County. This suit alleges that Kenro Corporation contaminated a portion of the site during its manufacturing process. The complaint seeks payment by Kenro Corporation to cover all costs to remedy the situation, which the plaintiff originally estimated to be $750,000. This amount has been disputed and then reduced based on further expert evaluation and discussions between the involved parties. The Company maintains it took the appropriate steps and secured clearance under the Environmental Clean-up Responsibility Act (ECRA) at the time of sale, in 1985, and continues to investigate, with the help of legal counsel, any applicable insurance coverage. The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred for both of the environmental claims since September 2001. It is currently undetermined if these claims or settlements are covered by insurance. At this time, the Company cannot assess the amount of liability that could result from any adverse final outcome of either of these two environmental complaints.

The Company is party to other claims and litigation arising in the ordinary course of business. The Company believes its insurance policies cover certain of these other claims and allegations. The underwriter is vigorously assisting in the Company's defense in such matters. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 2003.

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

    Quarter ended                               High Bid                        Low Bid
    -------------                               --------                        -------
    September 30, 2001                            .32                             .24
    December 31, 2001                             .32                             .18
    March 31, 2002                                .19                             .15
    June 30, 2002                                 .22                             .14
    September 30, 2002                            .22                             .12
    December 31, 2002                             .20                             .09
    March 31, 2003                                .17                             .11
    June 30, 2003                                 .17                             .11


b) Holders

As of September 15, 2003, the closing bid price for the Common Stock, as reported on the OTC Bulletin Board, was $.22, and there were 461 shareholders of record of the Common Stock. The Company estimates, based on surveys conducted by its transfer agent in connection with the Company's 2002 Annual Meeting of Shareholders, that there are approximately 1,400 beneficial holders of the Common Stock.


c) Dividends

No cash dividends have been declared on the Company's Common Stock to date and the Company anticipates that any earnings will be retained for use in its business for the foreseeable future. The Company currently is prohibited from paying cash dividends on its Common Stock under the terms and conditions of its senior secured credit facility. The Company does not currently have a set policy with respect to payment of dividends. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.


d) Securities authorized for issuance under equity compensation plans

The following table shows information with respect to the Company's Common Stock authorized for issuance under the equity compensation plans maintained by the Company as of June 30, 2003.






                                               (a)                             (b)                            (c)
                                          Number of securities           Weighted average                   Number of
                                          to be issued upon              exercises price of                 securities available
                                          exercise of outstanding        outstanding options,               for future
                                          options, warrants and          warrants and rights                issuance under equity
                                          rights                                                            compensation plans
           Plan Category                                                                                    (excluding securities
                                                                                                            reflected in column (a))

Equity compensation plans                    945,000                         $ 0.42                         655,000
approved by security holders
(1)

Equity compensation plan not                    0                              0                            400,000
approved by security holders (2)

Total                                        945,000                         $ 0.42                        1,055,000

(1)  The equity compensation plans approved by the security holders are the 1999
     Stock Option Plan and the 1995 Stock Option Plan, as amended.

(2)  The  equity   compensation  plan  not  approved  by  the  security  holders represents  400,000  shares  of  common  stock  reserved  for  issuance  to officers,  directors,  employees and  consultants  of the Company under the restricted  stock  purchase  plan  originally  adopted  in July  1980,  and amended.  The  Company  may  sell  shares  under  this  plan  to  officers, directors,  employees,  and  consultants at a price to be determined by the
     Board of Directors.


Item 6.  Selected Financial Data

                                                                         As of and for the Years Ended June 30,

                                                  2003             2002              2001               2000                1999
                                                  ----             ----              ----               ----                ----

NET SALES                                     $18,043,668      $20,086,888        $24,051,300        $25,366,998         $29,370,338
                                              ===========      ===========        ===========        ===========         ===========

OPERATING INCOME (LOSS)                              $545         $391,408    $(1,285,785)(b)      $(328,552)(c)     $(1,681,888)(d)
                                                     ====         ========    ===============      =============     ===============

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF      $(218,338)          $84,002    $(1,738,346)(b)      $(807,882)(c)     $(2,206,972)(d)
                                               ==========          =======    ===============      =============     ===============
CHANGE IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING    $(1,297,069)              $--                $--                $--                 $--
                                             ============              ===                ===                ===                 ===
PRINCIPLE (a)

NET INCOME (LOSS)                            $(1,515,407)          $84,002    $(1,738,346)(b)      $(807,882)(c)     $(2,206,927)(d)
                                             ============          =======    ===============      =============     ===============

EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     BASIC                                         $(.02)             $.01             $(.19)             $(.09)              $(.24)
                                                   ======             ====             ======             ======              ======
     DILUTED                                       $(.02)             $.01             $(.19)             $(.09)              $(.24)
                                                   ======             ====             ======             ======              ======

NET EARNINGS (LOSS) PER SHARE
      BASIC                                        $(.16)             $.01             $(.19)             $(.09)              $(.24)
                                                   ======             ====             ======             ======              ======
      DILUTED                                      $(.16)             $.01             $(.19)             $(.09)              $(.24)
                                                   ======             ====             ======             ======              ======

TOTAL ASSETS                                   $6,043,855       $7,849,510         $8,635,214        $11,607,905         $13,986,084
                                               ==========       ==========         ==========        ===========         ===========

LONG-TERM DEBT                                   $630,556       $1,180,556         $2,359,033         $2,482,878          $2,777,434
                                                 ========       ==========         ==========         ==========          ==========

SHAREHOLDERS' EQUITY                           $1,319,929       $2,822,717         $2,717,233         $4,454,939          $5,208,299
                                               ==========       ==========         ==========         ==========          ==========

SHAREHOLDERS' EQUITY PER COMMON SHARE                $.14             $.30               $.29               $.48                $.56
                                                     ====             ====               ====               ====                ====

COMMON SHARES OUTSTANDING, at end               9,271,054        9,271,054          9,271,054          9,271,054           9,271,054
                                                =========        =========          =========          =========           =========
of period

CASH DIVIDENDS PER COMMON SHARE                      none             none               none               none                none

(a) Upon adoption of SFAS 142 in the first quarter of Fiscal 2003, the Company recorded a one-time, non-cash charge of approximately
        $1,297,069, to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change. See Note 1 to the Consolidated Financial Statements for further discussion and required disclosures.

  (b) This amount includes charges and provisions of $846,000 to reduce the goodwill associated with the medical diagnostic imager product line to $0, and $110,000 to reflect the sale of the graphic arts business, including $50,000 to reduce the graphic arts inventory to the fair market value and $60,000 for severance and other closing costs.

  (c) This amount includes charges and provisions of $400,000 due to the recognized impairment in the fair market value of the graphic arts inventory; offset by a benefit of $100,000, to reflect the restructuring and reduction in the principal amount of a Subordinated Promissory Note issued in 1997.

   (d) This amount includes charges and provisions of approximately $750,000 net, related to the Company's dental camera operations, due to the recognized impairment in the value of this product line. See Note 8 to the Consolidated Financial Statements for further discussion of these special charges.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

Capital Resources and Liquidity

The Company's working capital decreased approximately $709,800 between Fiscal Year 2003 and Fiscal Year 2002. The Company significantly reduced its accounts payable through reductions in accounts receivable and inventory throughout the year, which were offset by an increase in current debt borrowings. The Company used the current availability from the revolving line of credit to make the required principal payments on the two subordinated notes. The Company is current on all of its principal payments.

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then existing senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of June 30, 2003, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, as amended. The Revolving Credit Loan has an interest rate of 1 3/4% over the prime rate, currently at 5 3/4%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to adjustment for all subsequent issuances of stock. The Black-Scholes Method was used to value for these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

Included in debt are two subordinated promissory notes related to prior dental company acquisitions. As of June 30, 2003, these notes total $1,180,556, of which approximately $550,000 has been classified as a current liability.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Revolving Credit Loan to finance its ongoing operations. The Company expects its working capital requirements will continue to be financed by operations and from borrowings on the Revolving Credit Loan. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than a general decline in sales and/or unexpected adverse conclusions to the ongoing environmental litigation cases, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. At September 15, 2003, the Company had available $812,506 of unused credit under the Revolving Credit Loan. No assurances can be given that the Company will have sufficient cash flow in the long term.

Capital expenditures for Fiscal Year 2003 were approximately $221,154. This consisted mainly of several tooling and foundry expenditures related to the design, development and production of the new digital imaging products, a significant enhancement to the Company's telephone system, and other appropriate replacements in the normal course of operations. The Company also upgraded its Business Information System, originally implemented in 1998, including both hardware and software, a change in the operating system, including all relevant licensing, and computer workstation upgrades for engineering and other departmental applications. The Company expects to continue to finance any future capital requirements principally from internally generated funds. The total amount of capital expenditures is limited under the Revolving Credit Loan, and the Company is in compliance with this requirement as of June 30, 2003.

Results of Operations - Fiscal 2003 vs. Fiscal 2002

The Company began shipments of its new digital dental sensor, "EVA" (R) during November 2002, mainly to international dealers and distributors, and will increase production of this new product as sales develop. The Company received FDA approval for the EVA sensor in March 2003, which permits the Company to market and distribute the product domestically. This digital sensor is also used in various veterinary dental applications. The Company is continuing to develop various sized digital sensors, accessories and related software, and anticipates both domestic and international growth in this product line.

Sales decreased by approximately $2,043,000 or 10.2% between the two fiscal years. The dental product sales decreased $681,000, due, in part, to the fact that Fiscal 2002 sales included approximately $260,000 more in sales to the US military, and the Company phased out its older digital sensor. The Company experienced a decline of about 7% in its analog dental products due to changing customer demands, competition and evolving replacement technology. The Company's medical product sales decreased approximately $1,635,000 between the two fiscal years. Fiscal 2002 included a large medical products sale to the US military of approximately $490,000, and there were no significant military sales in Fiscal 2003. There was approximately $700,000 lower sales attributable to the Company's medical ultrasound recording cameras, mainly due to significant technological changes away from analog processing in the marketplace. The Company experienced a decline of about 17% in its analog medical products due to changing customer demands. This decline was offset by a 31% increase in Fiscal 2003 in the Company's veterinary line. The Company continues to focus efforts on the veterinary marketplace and expects to expand its veterinary product line. International sales declined approximately $1.0 million, mainly in medical products. The Company believes that the overall decline in equipment sales in FY 2003 also can be attributed to uncertainty in the global markets, the weak US economy, and the impact of hostilities around the world.

Gross profit as a percent of sales increased slightly in the current fiscal year. The product mix between manufactured and distributed goods remained fairly constant between the two fiscal years. The Company was able to keep material costs as a percent of sales fairly constant, even though several distributor products are purchased from European sources in Euro denomination, which significantly strengthened in relation to the US dollar this current fiscal year. The Company reduced its direct labor costs and associated manufacturing overhead costs by approximately $280,000 in the current year. However, due to the lower sales base, the percentages relative to sales remained constant.

Selling, general and administrative costs decreased by approximately $297,000 or 5.0% between Fiscal 2003 and Fiscal 2002. Approximately $76,000 relates to the collection (reducing expenses), in the first quarter Fiscal 2002, of a portion of a large receivable, which had been written off in 1993. The Company received approximately $40,000 in January 2003 as part of the final waste haulage settlement (for prior years) in Westchester, NY. There was approximately $144,000 less in amortization costs in the current fiscal year due to the change in accounting principle related to the treatment of goodwill. There was approximately $145,000 less in legal fees in the current fiscal year due to the settlement of several outstanding claims in Fiscal Year 2002. Additionally, the Company negotiated and received approximately $46,00 from its insurance carrier in the current Fiscal Year to help defray the legal costs associated with the outstanding environmental litigation. These legal costs will continue to be shared by the outside insurance carrier. There was approximately $180,000 less in sales commissions due to the lower sales volume in Fiscal Year 2003 compared to Fiscal Year 2002. The amount of commissions as a percent of sales stayed relatively constant between the two fiscal years. Costs related to trade shows increased about $25,000 due to attendance at a biannual international dental trade show in Germany (IDS) in March 2003 and attendance at several more national veterinary trade shows to further promote the veterinary product line. Management developed a significant cost reduction program in June 2003, which will be effective for Fiscal 2004. The Company expects to significantly reduce both direct and non-direct overhead costs as a result of this program.

Research and Development costs increased approximately $54,000 or 11% between Fiscal 2003 and Fiscal 2002. This increase is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its digital imaging products. The Company continues to invest in sustaining engineering and related costs for its existing analog products.

Interest expense, net, decreased, approximately $86,000 or 29%, between Fiscal 2003 and Fiscal 2002, primarily due to several factors. There was approximately $200,000 less in average monthly revolving credit borrowings in the current fiscal year; the Company was in violation of certain of its obligations with its previous lender in the first quarter Fiscal 2002 and, accordingly, incurred a penalty interest rate in Fiscal 2002 on all outstanding borrowings; and, the prime rate of borrowing, upon which all senior debt is based, was considerably lower in the current fiscal year.

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

Gross profit as a percent of sales increased 2.36 percentage points between Fiscal Year 2002 and Fiscal Year 2001, due to changes in the product mix, as well as some cost reductions from certain suppliers. There were less distributor and more Company manufactured products in the sales mix for the current fiscal year than in the prior fiscal year. Distributor product sales tend to have lower margins than Company manufactured products. Labor and overhead costs, as a percent of sales, accounted for approximately .5 percentage points of this decrease due to the cost cutting and restructuring procedures implemented by the Company at the end of FY 2001.

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


Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS
AFP Imaging Corporation and Subsidiaries
Years ended June 30, 2003 and 2002

                       AFP Imaging Corp. and Subsidiaries

                        Consolidated Financial Statements

                       Years ended June 30, 2003 and 2002

                                    Contents



Reports of Independent Auditors......................................................................    1

Financial Statements

Consolidated Balance Sheets..........................................................................    3
Consolidated Statements of Operations................................................................    4
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)......................    5
Consolidated Statements of Cash Flows................................................................    6
Notes to Consolidated Financial Statements...........................................................    7

Supplemental Schedule

Valuation and Qualifying Accounts....................................................................   23


                         Report of Independent Auditors

To the Shareholders of AFP Imaging Corporation

We have audited the accompanying consolidated balance sheets of AFP Imaging Corporation (a New York Corporation) as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule as of June 30, 2001 were audited by other auditors (Arthur Andersen
LLP) who have ceased operations and whose report, dated March 11, 2002, expressed an unqualified opinion on those financial statements and schedule.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AFP Imaging Corporation at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on July 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the consolidated financial statements for AFP Imaging Corporation as of June 30, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net loss amount to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in 2001 related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's consolidated financial statements for 2001 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's 2001 consolidated financial statements taken as a whole.



                                                        /s/  Ernst  & Young LLP
Stamford, Connecticut
August 25, 2003

                          PREDECESSOR AUDITOR'S REPORT

     THIS REPORT IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED ITS CONSENT TO THE INCLUSION OF THEIR REPORT IN OUR FORM 10-K.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

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

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Stamford, Connecticut
September 24, 2001

                    AFP Imaging Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                  June 30,
                                                                                           2003              2002
                                                                                     ------------------ -----------------

Assets:
   Cash and cash equivalents                                                          $      658,138      $     516,494
   Accounts receivable, less allowance for doubtful accounts of $95,200 and
      $104,000, respectively                                                               2,249,481          2,478,193
   Inventories                                                                             2,482,004          2,816,073
   Prepaid expenses and other current assets                                                  99,092            140,591
                                                                                     ------------------ -----------------

                Total current assets                                                       5,488,715          5,951,351

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Leasehold improvements                                                                    318,260            315,421
   Machinery and equipment                                                                 1,716,704          1,844,633
                                                                                     ------------------ -----------------

                                                                                           2,034,964          2,160,054
Less - Accumulated depreciation                                                           (1,582,697)        (1,726,256)
                                                                                     ------------------ -----------------

                                                                                             452,267            433,798
GOODWILL, net of accumulated amortization of $0 and $1,860,273, respectively
                                                                                                   -          1,297,069

OTHER ASSETS                                                                                 102,873            167,292
                                                                                     ------------------ -----------------

                                                                                       $   6,043,855       $  7,849,510
                                                                                     ================== =================

Liabilities and Shareholders' Equity:
   Current portion of long-term debt                                                   $   2,141,931       $  1,692,870
   Accounts payable                                                                          998,710          1,358,696
   Accrued expenses                                                                          546,602            370,996
   Accrued payroll expenses                                                                  406,127            423,675
                                                                                     ------------------ -----------------

                Total current liabilities                                                  4,093,370          3,846,237

LONG-TERM DEBT                                                                               630,556          1,180,556

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value, 30,000,000 shares authorized and 9,271,054
      shares issued and outstanding at June 30, 2003 and 2002                                 92,710             92,710
   Common stock warrants                                                                      19,800             19,800
   Paid-in capital in excess of par                                                       11,545,883         11,545,883
   Accumulated deficit                                                                   (10,338,464)        (8,823,057)
   Cumulative translation adjustment                                                               -            (12,619)
                                                                                     ------------------ -----------------

                Total shareholders' equity                                                 1,319,929          2,822,717
                                                                                     ------------------ -----------------
                                                                                     ------------------ -----------------

                                                                                       $   6,043,855       $  7,849,510
                                                                                     ================== =================


See accompanying notes.


                    AFP Imaging Corporation and Subsidiaries

                      Consolidated Statements of Operations

                    Years ended June 30, 2003, 2002 and 2001

                                                                         2003               2002              2001
                                                                    ----------------- ------------------ -----------------

NET SALES                                                             $18,043,668       $20,086,888           $24,051,300

COST OF SALES                                                          11,864,995        13,273,218            16,460,554
                                                                    ----------------- ------------------ -----------------

          Gross profit                                                  6,178,673         6,813,670             7,590,746

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            5,625,227         5,922,433             7,513,359

RESEARCH AND DEVELOPMENT EXPENSES                                         553,991           499,829               457,172

SPECIAL CHARGES                                                                 -                 -               906,000
                                                                    ----------------- ------------------ -----------------

          Operating income (loss)                                            (545)          391,408            (1,285,785)

INTEREST EXPENSE, net                                                     206,878           293,089               439,249
                                                                    ----------------- ------------------ -----------------

          Income (loss) before income taxes                              (207,423)           98,319            (1,725,034)

PROVISION FOR INCOME TAXES                                                 10,915            14,317                13,312
                                                                    ----------------- ------------------ -----------------


INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                            (218,338)           84,002            (1,738,346)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    (1,297,069)                -                  -
                                                                    ----------------- ------------------ -----------------

NET INCOME (LOSS)                                                    $ (1,515,407)    $       84,002          $(1,738,346)
                                                                    ================= ================== =================


INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE
   Basic                                                            $        (.02)    $             .01      $ (.19)

   Diluted                                                          $        (.02)    $             .01      $ (.19)



NET INCOME (LOSS) PER COMMON SHARE
   Basic                                                            $        (.16)    $             .01      $ (.19)

   Diluted                                                          $        (.16)    $             .01      $ (.19)


See accompanying notes.



                    AFP Imaging Corporation and Subsidiaries

         Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

                    Years ended June 30, 2003, 2002 and 2001



                                                                           Paid-in                  Foreign
                                                                           Capital                 Currency
                                            Comprehensive  Common Common   In Excess   Accumulated Translation
                                                                  Stock
                                            Income (Loss)  Stock Warrants   Of Par      Deficit   Adjustment    Total
                                            ----------------------------------------------------------------------------
Balance June 30, 2000                                    $92,710      $- $11,545,883  $(7,168,713)  $(14,941)$4,454,939
 Foreign currency translation adjustment            $630       -       -           -            -        630        630
 Net loss                                     (1,738,346)      -       -           -   (1,738,346)         - (1,738,346)
                                            -------------
Comprehensive loss                           $(1,737,716)      -       -           -            -          -          -
                                            =============---------------------------------------------------------------
Balance June 30, 2001                                     92,710       -  11,545,883   (8,907,059)   (14,311) 2,717,223
 Common stock warrants                                         -  19,800           -            -          -     19,800
 Foreign currency translation adjustment          $1,692       -       -           -            -      1,692      1,692
 Net income                                       84,002       -       -           -       84,002          -     84,002
Comprehensive income                             $85,694       -       -           -            -          -          -
                                            =============---------------------------------------------------------------
Balance June 30, 2002                                     92,710  19,800  11,545,883   (8,823,057)   (12,619) 2,822,717
 Foreign currency translation adjustment          $1,470       -       -           -            -      1,470      1,470
 Reclassification adjustment                      11,149       -       -           -            -     11,149     11,149
 Net loss                                     (1,515,407)      -       -           -   (1,515,407)         - (1,515,407)
Comprehensive loss                           $(1,502,788)      -       -           -            -          -          -
                                            =============---------------------------------------------------------------
Balance June 30, 2003                                    $92,710 $19,800 $11,545,883 $(10,338,464)        $- $1,319,929
                                                         ===============================================================

See accompanying notes.


                    AFP Imaging Corporation and Subsidiaries

                      Consolidated Statements Of Cash Flows

                    Years ended June 30, 2003, 2002 and 2001

                                                                                  2003             2002             2001
                                                                            ----------------- --------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $(1,515,407)   $       84,002     $(1,738,346)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities-
     Depreciation and amortization                                                 202,685           354,688         761,233
     Cumulative effect of change in accounting principle                         1,297,069                 -               -
     Reclassification of translation adjustments included in net loss               11,149                 -               -
     Non-cash special charges                                                            -                 -         846,000
     Provision for losses on accounts receivable                                    49,344            64,248          99,356
     Change in assets and liabilities:
        Decrease in accounts receivable                                            179,368           134,105         468,311
        Decrease in inventories                                                    334,069           331,329         589,856
           (Increase) decrease in prepaid expenses and other                        41,499            (9,871)         (2,705)
        (Increase) decrease in other assets                                         64,419           (57,584)        178,264
        Increase (decrease) in accounts payable                                   (359,986)          375,871        (182,187)
        Increase (decrease) in accrued expenses                                    175,606          (118,964)        (30,540)
        Increase (decrease) in accrued payroll expenses                            (17,548)           (6,883)         32,665
                                                                            ----------------- --------------- -----------------
Total adjustments                                                                1,977,674         1,066,939       2,760,253
                                                                            ----------------- --------------- -----------------
Net cash provided by operating activities                                          462,267         1,150,941       1,021,907

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of graphic arts business                                           -           340,815               -
   Capital expenditures                                                           (221,154)          (34,008)       (202,968)
                                                                            ----------------- --------------- -----------------
Net cash provided by (used in) investing activities                               (221,154)          306,807        (202,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing of debt                                                               226,838         1,801,065               -
   Repayments of debt                                                             (327,777)       (2,942,287)     (1,054,913)
                                                                            ----------------- --------------- -----------------
   Net cash used in financing activities                                          (100,939)       (1,141,222)     (1,054,913)

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS
                                                                                     1,470             1,692             630
                                                                            ----------------- --------------- -----------------
Net increase (decrease) in cash and cash equivalents                               141,644           318,218        (235,344)

CASH AND CASH EQUIVALENTS, at beginning of year                                    516,494           198,276         433,620
                                                                            ----------------- --------------- -----------------
CASH AND CASH EQUIVALENTS, at end of year                                     $    658,138     $     516,494    $    198,276
                                                                            ================= =============== =================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the year for-
     Interest                                                                 $    213,040     $     298,631    $    444,912
     Income taxes                                                            $      19,702    $       16,115   $      19,713

See accompanying notes.


                    AFP Imaging Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 2003




1.   Nature of Business and Significant Accounting Policies

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

Revenue Recognition

Revenue is recognized by the Company when products are shipped and title passes to the customer. The Company includes shipping and handling costs as a component of cost of sales.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    AFP Imaging Corporation and Subsidiaries

1.   Nature of Business and Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include deposits with original maturities of three months or less.

Inventories

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). At June 30, 2003 and 2002, inventories consist of the following:


                                                                       2003                 2002
                                                                 -------------------- --------------------

        Raw materials and sub-component parts                          $1,455,164           $1,786,027
        Work-in-process and finished goods                              1,026,840            1,030,046
                                                                 -------------------- --------------------
                                                                       $2,482,004           $2,816,073
                                                                 ==================== ====================

Depreciation

Machinery and equipment are depreciated using straight-line and accelerated methods over estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the life of the lease. Depreciation was $202,685, $210,688 and $399,185 for the years ended June 30, 2003, 2002 and 2001, respectively.

The Company retired approximately $346,239 and $883,791 of fully depreciated assets during fiscal 2003 and fiscal 2002, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs have been incurred in connection with the design and development of the Company's products.

                    AFP Imaging Corporation and Subsidiaries

1.   Nature of Business and Significant Accounting Policies (continued)

Stock Based Compensation

The Company applies APB Opinion No. 25, "Accounting for Stock Based Compensation," which recognizes compensation expense based on the difference between the option exercise price and the fair market value of the Company shares at the date of grant (see Note 3). Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") the Company's net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

                                                                    2003             2002              2001
                                                              ----------------- ---------------- ------------------

Net income (loss), as reported                                     $(1,515,407)     $ 84,002         $(1,738,346)
Add: Stock compensation expense included in reported net
income (loss), net of tax                                                    -             -                   -


Deduct: Stock compensation expense determined under fair
value based method for all awards, net of tax                           (2,766)      (19,461)           (148,844)
                                                              ----------------- ---------------- ------------------

Pro forma net income (loss)                                        $(1,518,173)     $ 64,541         $(1,887,190)
                                                              ================= ================ ==================


 Basic net income (loss) per share, as reported               $          (.16)   $      .01      $          (.19)

 Basic net income (loss) per share, pro forma                 $          (.16)   $      .01      $          (.20)


 Diluted net income (loss) per share, as reported             $          (.16)   $      .01      $          (.19)

 Diluted net income (loss) per share, pro forma               $          (.16)   $      .01      $          (.20)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for grants in fiscal 2003, 2002 and 2001: dividend yield of 0%; expected volatility ranging from 62% to 155%; expected life of five years and risk-free interest rate ranging from 3.4% to 6.2%.

                    AFP Imaging Corporation and Subsidiaries

1. Nature of Business and Significant Accounting Policies (continued)

Foreign Currency Translation

Assets and liabilities of the Company's foreign operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Prior to fiscal 2003 translation adjustments were reflected as a separate component of shareholders' equity. The Company is in the process of liquidating its foreign operation and reclassified the foreign currency translation adjustment to the net loss in fiscal 2003. Any transaction gains and losses are included in net income.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is doubtful.

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

                    AFP Imaging Corporation and Subsidiaries

1.   Nature of Business and Significant Accounting Policies (continued)

Basic and Diluted Income (Loss) Per Common Share Before Cumulative Effect of Change in Accounting Principle

The computation of income (loss) per common share before cumulative effect of change in accounting principle is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable. Basic and diluted income (loss) per common share before cumulative effect of change in accounting principle for the fiscal years ended 2003, 2002 and 2001 are presented below:

                                                           2003                2002               2001
                                                     ------------------- ------------------ -------------------
     Income (Loss) Before Cumulative Effect Of            $  (218,338)       $     84,002      $(1,738,346)
       Change In Accounting Principle
     Weighted Average Common Stock Outstanding -
       Basic                                                9,271,054           9,271,054        9,271,054
                                                     ------------------- ------------------ -------------------
     Basic Income (Loss) Per Share Before
       Cumulative Effect of Change in Accounting
       Principle                                          $ (.02)              $ .01        $            (.19)
                                                     =================== ================== ===================
     Income (Loss) Before Cumulative Effect of            $  (218,338)        $    84,002      $(1,738,346)
       Change In Accounting Principle
     Weighted Average Common Stock Outstanding -
       Basic                                                9,271,054           9,271,054        9,271,054
                                                     ------------------- ------------------ -------------------
     Dilutive Effect of Stock Options                               -                 375                  -
     Weighted Average Common Stock Outstanding -
       Diluted                                              9,271,054           9,271,429        9,271,054
                                                     ------------------- ------------------ -------------------
     Diluted Income (Loss) Per Share Before
       Cumulative Effect of Change in Accounting
       Principle                                          $ (.02)              $ .01        $           (.19)
                                                     =================== ================== ===================

                    AFP Imaging Corporation and Subsidiaries

1.   Nature of Business and Significant Accounting Policies (continued)

Basic and Diluted Income (Loss) Per Common Share Before Cumulative Effect of Change in Accounting Principle (continued)

The diluted income (loss) per common share before cumulative effect of change in accounting principle computation reflects the effect of common shares contingently issuable upon the exercise of warrants and options in periods in which conversion would cause dilution. The diluted weighted average number of shares outstanding does not include the potential exercise of 945,000 and 1,288,500 stock options in fiscal 2003 and 2001, respectively, as such amounts are antidilutive when there is a loss.

Adoption of New Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. FAS 141 was effective for purchase business combinations consummated after June 30, 2001. The Company adopted FAS 142 on July 1, 2002. FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption and annually thereafter.

Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company has one reporting unit, which comprises its entire operating segment. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable.

                    AFP Imaging Corporation and Subsidiaries

1.   Nature of Business and Significant Accounting Policies (continued)

Adoption of New Financial Standards (continued)

Upon adoption of FAS 142 the Company recorded a one-time, non-cash charge of approximately $1,297,069 ($.14 basic and diluted loss per common share), to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of its reporting unit was estimated by comparison to the Company's quoted market capitalization at July 1, 2002 since the reporting unit represents all of the Company's operations.

The results for the years ended June 30, 2002 and 2001 on a historical basis do not reflect the provisions of FAS 142. Had the Company adopted the non-amortization provisions of FAS 142 on July 1, 2000 the historical net income
(loss) for the years ended June 30, 2002 and 2001 would have been $228,002 ($.02 per basic and diluted common share) and $(1,376,298) (($.15) per basic and diluted common share), respectively.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 had no impact on the Company during the year ended June 30, 2003.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

                    AFP Imaging Corporation and Subsidiaries

2.   Debt

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then existing senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained and prohibits the paying of dividends. As of June 30, 2003, the Company was in compliance with all terms and conditions of the Revolving Credit Loan, as amended. The Revolving Credit Loan has an interest rate of 1.75% over the prime rate, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender.

In connection with this facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's stock at $0.32 per share, subject to an adjustment for all subsequent issuances of stock. The Black-Scholes option pricing model was used to value these warrants, and the stock purchase price was based on the stock price the day prior to closing, plus 10% as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

The Company has restated its Consolidated Balance Sheet as of June 30, 2002 to properly classify the Revolving Credit Loan as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"). This restatement has no impact on the Company's results of operations or cash flows for the year ended June 30, 2002. The Revolving Credit Loan is classified as a current liability in accordance with EITF 95-22 since the Loan and Security Agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

                    AFP Imaging Corporation and Subsidiaries

2.   Debt (continued)

As of June 30, 2003 and 2002, debt consisted of the following:

                                                                  2003                   2002
                                                          --------------------- -----------------------
Revolver                                                       $ 1,591,931           $ 1,365,093
Nystrom Subordinated Note Payable (a)                              755,556               800,000
Dental Product Line Subordinated Note Payable (b)                  425,000               708,333
                                                          --------------------- -----------------------
                                                                 2,772,487             2,873,426
Less - Current Portion                                          (2,141,931)           (1,692,870)
                                                          --------------------- -----------------------
Total long-term debt                                           $    630,556          $ 1,180,556
                                                         ===================== =======================

(a) This note payable consists of an $800,000 promissory note to ACG Nystromgruppen AB ("Nystrom"), the former parent of a Swedish dental company. Under the terms of this note, as amended, interest only will be paid quarterly for the first three years, followed by thirty-six equal monthly installments of $22,222 plus interest on the unpaid balance, beginning in May 2003. The Nystrom promissory note bears interest at a rate reset annually based on LIBOR plus 2% (3.19% at June 30, 2003).

(b) This note represents a promissory note payable to the former owner of a dental product line, which the Company acquired in December 1997. Under the terms of this note, as amended, $150,000 was due and paid on August 10, 1999, and the residual balance of $850,000 is being paid in 36 equal installments effective January 2002. The note bears interest at a fixed rate of 7.75%.

At June 30, 2003, the Company had available $441,521 of unused lines of credit under the new facility.

The fair market value of all of the Company's debt approximates its carrying value.

Maturities of debt by fiscal year ended June 30 are as follows:

        2004                                                   $2,141,931
        2005                                                      408,334
        2006                                                      222,222
                                                           -----------------
               Total                                           $2,772,487
                                                           =================

                    AFP Imaging Corporation and Subsidiaries

3.   Common Stock Options and Stock Purchase Plan

The Company has two employee incentive stock option plans under which approximately 1,600,000 shares of Common Stock are authorized and available for issuance. Most options that are granted under the plans are fully vested when granted. The Company accounts for these plans pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") under which no compensation costs has been recognized. Under the terms of the plans, options to purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company. Transactions under the plan for fiscal 2003, 2002 and 2001 are as follows:

                                            2003                    2002                     2001
                                    ---------------------- ----------------------- --------------------------
                                     Options    Weighted     Options    Weighted     Options      Weighted
                                                Average                 Average                   Average
                                                  Price                   Price                    Price
                                    ----------- ---------- ------------ ---------- ------------ -------------
Outstanding, beginning of fiscal
    year                            1,229,500      $0.51   1,288,500       $0.49    1,675,500        $0.64
Granted                                24,000       0.13      30,000        0.97      520,500         0.41
Exercised                                   -         -            -          -             -           -
Forfeited                              (8,500)      0.51     (37,000)       0.31     (337,000)        0.49
Expired                              (300,000)      0.75     (52,000)       0.50     (570,500)        0.82
                                    -----------            ------------            ------------
Outstanding, end of fiscal year       945,000       0.42   1,229,500        0.51    1,288,500         0.49
                                    ===========            ============            ============
Exercisable at June 30                645,000                929,500                  988,500
                                    ===========            ============            ============
Weighted average fair value of         $0.13                  $0.65                     $0.29
    options granted during years
    ended June 30                   ===========            ============            ============

At June 30, 2003, outstanding options had exercise prices ranging from $.11 to $2.28 with a weighted average remaining contractual life of four years.

The Company has a restricted stock purchase plan under which 400,000 shares have been reserved for issuance. No shares of restricted stock have been issued as of June 30, 2003.

                    AFP Imaging Corporation and Subsidiaries

4.   Income Taxes

The income (loss) before provision for income taxes is comprised of the following:

                                                    2003                 2002                 2001
                                             -------------------- -------------------- --------------------
     United States                            $(205,483)           $102,989             $(1,700,084)
     Foreign                                     (1,940)             (4,670)                (24,950)
                                             -------------------- -------------------- --------------------
           Total                              $(207,423)           $  98,319            $(1,725,034)
                                             ==================== ==================== ====================

The provision for income taxes is comprised of the following:

                                                     2003                 2002                  2001
                                             -------------------- -------------------- --------------------
     Current:
      State                                           $10,915              $14,317         $13,312
      Foreign                                               -                    -         -
                                             -------------------- -------------------- --------------------
           Total                                      $10,915              $14,317         $13,312
                                             ==================== ==================== ====================

The difference between the provision for income taxes at the effective federal statutory rates and the amounts provided in the financial statements is summarized as follows:

                                                               2003             2002             2001
                                                          --------------- ---------------- -----------------
Tax provision (benefit) at federal statutory rates           $(70,524)       $ 33,428         $(586,512)
Increase (decrease) in tax provision resulting from:
State income tax provision                                     10,915          14,317           13,312
Foreign losses not benefited                                      660           1,588            9,980
U.S. losses not benefited                                      69,864               -          566,540
Utilization of operating loss carryforward                          -         (36,271)               -
Other                                                               -           1,255            9,992
                                                         --------------- ---------------- -----------------
Provision for income taxes                                  $  10,915       $ 14,317         $   13,312
                                                         =============== ================ =================


                    AFP Imaging Corporation and Subsidiaries

4.   Income Taxes (continued)

The items which comprise the deferred tax balance are as follows:

                                                                              2003               2002
                                                                         ----------------- --------------------

    Depreciation and amortization                                           $    900,208      $    978,487
    Accrued liabilities and reserves not currently deductible                    103,332           114,894
    Inventory                                                                     59,132           123,702
    Net operating loss carryforwards                                           2,914,070         2,694,928
                                                                         ----------------- --------------------
                                                                               3,976,742         3,912,011

    Deferred tax asset valuation reserve                                      (3,976,742)       (3,912,011)
                                                                         ----------------- --------------------

    Tax asset recognized on balance sheets                               $             -    $            -
                                                                         ================= ====================

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

The aggregate amount contributed to the plan by the Company each fiscal year is determined by the Board of Directors following a review of the profits of such fiscal year. The plan requires no minimum contribution by the Company. The Company has not made any contributions related to profit sharing for the years ended June 30, 2003, 2002 and 2001.

                    AFP Imaging Corporation and Subsidiaries

6.   Commitments and Contingencies

The Company is a defendant in two claims regarding environmental issues relating to a property in New Jersey owned by the Company between August 1984 and June 1985. One claim relates to the offsite disposition of trash and waste in a landfill in New Jersey. This claim was originally filed in 1998 by the Federal Government in United States District Court and the State of New Jersey, citing several hundred other third party defendants. In 2001 the Company (through its former subsidiary, Kenro Corporation) was added (along with many other defendants) to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved companies, in an alternative dispute resolution process for smaller claims. The second claim was filed as a civil complaint by the current owners of the factory site in New Jersey, in the Superior Court of New Jersey, Morris County. This suit alleges that Kenro Corporation contaminated a portion of its site during its manufacturing process. The complaint seeks payment by Kenro Corporation to cover all costs to remedy the situation, which the plaintiff estimates to be $750,000. The Company maintains it took the appropriate step and secured clearance under the Environmental Clean-up Responsibility Act at the time of sale, in 1985, and continues to investigate, with the help of legal counsel, any applicable insurance coverage. The Company's insurance carrier has agreed to equally share the defense costs incurred for both of the environmental claims since September 2001. The Company has not yet been able to determine if these claims are covered by insurance. At this time, the Company cannot assess the final outcome of either of these two environmental complaints.

The Company is a defendant (with several other parties) in a product liability insurance action commenced in the Court of Common Pleas, Summit County, Ohio. The plaintiff, through its insurance company, claims that the Company's equipment caused a fire on the plaintiff's premises in June 2001. The complaint seeks compensatory damages of at least $76,800. The Company maintains that its equipment was not the cause of the fire or the resultant damage. The Company's insurance carriers, and their attorneys, are assisting in the Company's defense in this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

                    AFP Imaging Corporation and Subsidiaries

6. Commitments and Contingencies (continued)

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

The Company has leases for office and manufacturing facilities for periods expiring through fiscal year 2008. Minimum annual rental payments under these leases as of the fiscal year ended June 30 are as follows:

        2004                                           $   501,218
        2005                                               525,085
        2006                                               525,085
        2007                                               525,085
        2008                                               525,085
        2009 and thereafter                                262,543
                                                 -----------------
              Total                                     $2,864,101
                                                 =================

Rent expense was approximately $496,000, $503,000 and $592,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

7.   Segment Information

On July 30, 2001, the Company sold its graphic arts business and selected related assets (see Note 8). As of June 30, 2003, the Company had only one business segment, medical/dental. Medical/dental segment operations are conducted under the Dent-X and AFP trade names and consists of the design, development, manufacturing and marketing of medical and dental imaging systems and all related accessories. The graphic arts segment operated under the LogE trade name and included products such as paper and film developers (see Note 8).

                    AFP Imaging Corporation and Subsidiaries

7.   Segment Information (continued)

The segment information for fiscal 2002 and 2001 is shown below. Segment information related to operating income (loss) includes costs directly attributable to each segment's operations.

                                  Net Sales      Operating       Assets     Depreciation    Capital        Net
                                                                                and                      Interest
                                               Income (Loss)                Amortization  Expenditures   Expense
                                -------------- -------------- ------------- ------------- ------------ -------------

        2002
           Medical/Dental       $20,020,633    $   446,099     $7,849,510    $354,688    $   34,008     $293,089

           Graphic Arts              66,255        (54,691)             -          -             -             -
                                -------------- -------------- ------------- ------------- ------------ -------------

          Consolidated          $20,086,888    $   391,408     $7,849,510    $354,688    $   34,008     $293,089
                                ============== ============== ============= ============= ============ =============

        2001
           Medical/Dental       $21,386,150    $(1,216,075)     $8,132,734   $761,233      $202,968     $359,249

           Graphic Arts           2,665,150        (69,710)        502,480          -             -       80,000
                                -------------- -------------- ------------- ------------- ------------ -------------

           Consolidated         $24,051,300    $(1,285,785)     $8,635,214    $761,233     $202,968      $439,249
                                ============== ============== ============= ============= ============ =============

Geographic financial information for the years ended June 30, 2003, 2002 and 2001 are as follows:

                                                                2003              2002             2001
                                                           ----------------- ---------------- -----------------
        Sales
           United States                                     $15,111,108       $16,116,458      $18,819,770
           Domestic export sales                               2,932,560         3,970,430        5,231,530
                                                           ----------------- ---------------- -----------------

                        Total                                $18,043,668       $20,086,888      $24,051,300
                                                           ================= ================ =================

        Net Income (Loss)
           United States                                     $(1,513,467)    $       88,672     $(1,713,396)
           Europe                                                 (1,940)           (4,670)         (24,950)
                                                           ----------------- ---------------- -----------------

                        Total                                $(1,515,407)    $       84,002     $(1,738,346)
                                                           ================= ================ =================

        Identifiable Assets
           United States                                     $ 6,029,735      $  7,826,700      $ 8,617,654
           Europe                                                 14,120            22,810           17,560
                                                           ----------------- ---------------- -----------------

                        Total                                $ 6,043,855      $  7,849,510      $ 8,635,214
                                                           ================= ================ =================


                    AFP Imaging Corporation and Subsidiaries

7.   Segment Information (continued)

During the year ended June 30, 2003 two customers each aggregated approximately 11% of consolidated net revenues. During the year ended June 30, 2002 net sales to one of these customers were approximately 12% of consolidated net revenues and net sales to the other customer were less than 10% of consolidated net revenues. The Company's net sales to each of these customers aggregated less than 10% of consolidated net revenues for the year ended June 30, 2001.

8.   Special Charges

During 2001, the Company recorded a special charge of approximately $846,000 to write-off the balance of goodwill associated with the July 1995 acquisition of its medical diagnostic imager product line, due to impairment of this product line caused by changing technology and market conditions. Also, in July 2001, the Company completed the sale of its LogE graphic arts product line at a loss of approximately $110,000. Approximately $60,000 is included in special charges for severance and other closing costs, the balance of $50,000 is included in cost of sales to reduce the inventory to fair market value.

                       AFP Imaging Corp. and Subsidiaries

                        Valuation and Qualifying Accounts

                                  June 30, 2003


                                       Balance at      Charged to       Charged to
                                       Beginning        Costs and     Other Accounts                    Balance at End
            Description                of Period        Expenses                         Deductions        of Period
------------------------------------ --------------- ---------------- --------------- ----------------- ----------------

June 30, 2003

Allowance for doubtful accounts
   and sales returns                       $104,000         $49,344              -        $  (58,144)        $  95,200

June 30, 2002

Allowance for doubtful accounts
   and sales returns                        110,000          64,248              -           (70,248)          104,000

June 30, 2001

Allowance for doubtful accounts
   and sales returns                        163,000          99,356              -          (152,356)          110,000


                              Supplemental Schedule

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our co-chief executive officers and chief financial officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a - 14 (c) and 15 d -14 (c) of the Securities Exchange Act of 1934 (the "Act") as of a date within 90 days of the filing date of this annual report (Evaluation Date). They have concluded that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls.

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Part III

The information required in items 10, 11,12, 13, and 14 are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders, tentatively scheduled for December 8, 2003, to be filed with the SEC on or prior to October 28, 2003.

Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.   (a) Financial Statements.
         The financial statements and schedules listed in Item 8 are filed as a part of this annual report.

     (b) Exhibits.
         The following exhibits are filed pursuant to Item 601 of Regulation S-K. The numbers set forth below opposite the description of each exhibit correspond to the Exhibit Table of Item 601 of Regulation S-K.

2. (a) -- Stock Purchase Agreement between ACG Nystromgruppen AB and AFP Imaging Corporation, dated April 17, 1997. (9)

     (b) -- Asset Purchase Agreement between AFP Imaging and ProDen Systems, Inc., dated December 24, 1997. (10).

     (c) --Promissory Note between ProDen Systems, Inc. and AFP Imaging Corporation, dated August 10, 1999. (11)

     (d) -- Amended Promissory Note between ACG Nystromgruppen AB and AFP Imaging Corporation, dated August 11, 1999. (11)

3.   (a) -- Certificate of Incorporation of Registrant as amended. (1)

     (b) -- Restated Certificate of Incorporation of Registrant. (3)

     (c) -- Certificate of Amendment to Certificate of Incorporation of Registrant. (6)

     (d) -- Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of the State of New York on October 12, 1995. (7)

     (e)   -- By-Laws of Registrant. (1)

     (f) -- Excerpt from minutes of Board of Directors meeting of August 12, 1982, Amending the By-Laws of Registrant. (4)

4.   (a) -- Specimen of Common Stock Certificates.  (1)

     (b) -- 1980 Restricted Stock Purchase Plan of the Registrant.  (1)

     (c) -- Form of Restricted Stock Purchase Agreement.  (1)

     (d) -- Common Stock Purchase Warrant issued to Keltic Financial Partners LP. (12)

10.  (a) -- Health and Medical Reimbursement Plan. (1)

     (b) -- Lease Agreement dated September 1, 1985, for premises at 250 Clearbrook Road, Elmsford, NY. (5)

     (c) -- Profit Sharing Plan of the Registrant, as supplemented. (1)

     (d) -- Registrant's 1995 Stock Option Plan. (8)

     (e) -- Registrants' 1999 Incentive Stock Option Plan. (11)

     (f) -- Mediation Resolution Agreement dated August 10, 1999. (11)

     (g) -- Keltic Financial Partners LP Loan and Security Agreement.
     (12)

     (h) -- Keltic Financial Partners LP Revolving Note. (12)

     (i) -- Contract for Sale of Business Assets between AFP Imaging and Amergraph Corporation, dated July 30, 2001.(12)


11.-- Statement re computation per share earnings.  (2)

16. -- Change in Certifying Accountant (June 14, 2002). (13)

21.-- Subsidiaries of the Registrant.

23.-- Consent of Ernst & Young LLP.

31.1, 31.2, 31.3 - Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1, 32.2, 32.3 - Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

b) Reports on Form 8-K:

No Company Reports on Form 8-K were filed by the Company during the three months ended June 30, 2003.

(1) Incorporated by reference from the exhibits filed with Registration Statement file #2-G8980 of the Company, as amended, on file with the Securities and Exchange Commission.

(2)   See Note 1 to "Notes to Financial Statements".

(3) Incorporated by reference from the Exhibits filed with Registrant's Current Report on Form 8-K, dated August 12, 1982.

(4) Incorporated herein by reference from the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1982.

(5) Incorporated by reference from the Exhibits filed with Registrant's Current Report on Form 8-K, dated July 31, 1995.

(6) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(7) Incorporated by reference from the Exhibits filed with Registrant's Current report on Form 8-K, dated October 12, 1995.

(8) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(9) Incorporated by reference from the Exhibits filed with the Registrant's Current Report on Form 8-K, dated May 1, 1997.

(10) Incorporated by reference from the Exhibits filed with Registrant's Current Report on Form 8-K, dated January 8, 1998.

(11) Incorporated by reference from the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

 (12) Incorporated by reference from the Exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 2001.

 (13) Incorporated by reference from the Exhibits filed with the Registrant's Current Report on Form 8-K, dated June 14, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFP IMAGING CORPORATION


By:  __________/s/_________________
     Elise Nissen, Chief Financial Officer
Date:  September 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  _____________/s/___________
     Donald Rabinovitch, President
                  & Director
     (Principal Executive Officer)
Date:  September 24, 2003


By:  ____________/s/_____________
     David Vozick, Chairman of the Board,
                  Secretary and Treasurer
Date:  September 24, 2003


By:  __________/s/_______________
     Robert Blatt, Director
Date:  September 24, 2003


By:  _________ /s/________________
     Jack Becker, Director
Date:  September 24, 2003


By:  _________ /s/________________
     Elise Nissen, Chief Financial Officer
     (Principal Financial and Accounting Officer)
Date:  September 24, 2003

Exhibit 21


Subsidiaries of Registrant


                                               Country/State of                      % of Voting
Name                                            Incorporation                      Securities Owned
----                                            -------------                      ----------------
LogEtronics Corporation                            New York                              100%

Visiplex Instruments Corporation                   New York                              100%

Regam Medical Systems
International AB                                    Sweden                               100%



Dent-X International Inc.                          New York                              100%






Exhibit 23


                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-43601) pertaining to the 1995 Stock Option Plan and Consultants Option Plan of AFP Imaging Corporation of our report dated August 25, 2003, with respect to the consolidated financial statements and schedule of AFP Imaging Corporation included in the Annual Report (Form 10-K) for the year ended June 30, 2003.




                                                          /s/  Ernst & Young LLP

Stamford, Connecticut

September 23, 2003

Exhibit 31.1

                                  CERTIFICATION


 I, David Vozick, Co-Principal Executive Officer of AFP Imaging Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of AFP Imaging Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-1415(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to enable that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information: and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.









Date: September 24, 2003              ___________/s/______________
                                              David Vozick
                                         Chairman of the Board
                                     Co-Principal Executive Officer

Exhibit 31.2

                                  CERTIFICATION


 I, Donald Rabinovitch Co-Principal Executive Officer of AFP Imaging Corporation, certify that:

1.  I have reviewed this annual report on Form 10-K of AFP Imaging Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-1415(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to enable that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information: and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.









Date: September 24, 2003                ___________/s/______________
                                             Donald Rabinovitch
                                                 President
                                       Co-Principal Executive Officer

Exhibit 31.3

                                  CERTIFICATION


 I, Elise Nissen, Chief Financial Officer of AFP Imaging Corporation, certify that:

1.  I have reviewed this annual report on Form 10-K of AFP Imaging Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-1415(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to enable that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information: and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.









Date: September 24, 2003                    ___________/s/______________
                                                    Elise Nissen
                                              Chief Financial Officer

Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of AFP Imaging Corporation (the "Company") on Form 10-K for the year ended June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I David Vozick, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/       David Vozick


David Vozick,
Chairman of the Board
Co-Principal Executive Officer
September 24, 2003

Exhibit 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of AFP Imaging Corporation (the "Company") on Form 10-K for the year ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I Donald Rabinovitch, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/       Donald Rabinovitch


Donald Rabinovitch,
President
(Co-Principal Executive Officer)
September 24, 2003

Exhibit 32.3



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of AFP Imaging Corporation (the "Company") on Form 10-K for the year ended June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I Elise Nissen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.


/s/       Elise Nissen


Elise Nissen,
Chief Financial Officer
September 24, 2003