Form 10-Q
period 2003-09-30
AFP IMAGING CORP
filed 2003-11-13
CIK 319126

UNITED STATES

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2003

Commission File Number 0-10832
                       -------

                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

           New York                                        13-2956272
           --------                                        ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                              No.)

     250 Clearbrook Road, Elmsford, New York                    10523
     ---------------------------------------                    -----
     (Address of principal executive offices)                (Zip Code)

                                  914-592-6100
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes    X         No
                                                ----------      -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes              No X
                                                ----------      ----


The registrant had 9,271,054 shares of Common Stock outstanding as of November 1, 2003.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," "could," "would," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to:

o    adverse changes in general economic conditions,

o    the Company's ability to repay its debts when due,

o    changes in the markets for the Company's products and services,

o the ability of the Company to successfully design, develop, manufacture and sell new products,

o    the Company's ability to successfully market its existing and new products,

o    adverse business conditions,

o    changing industry and competitive conditions,

o    obtaining and maintaining anticipated operating efficiencies,

o    pricing pressures,

o    risks associated with foreign operations,

o    the Company's ability to attract and retain key personnel,

o difficulties in maintaining adequate long-term financing to meet the Company's obligations,

o changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers,

o    determinations in various outstanding legal matters,

o    changes in currency exchange rates and regulations, and

o other factors set forth in this Quarterly Report on Form 10-Q, and the Company's Annual Report on Form 10-K for the year ended June 30, 2003, and from time to time in the Company's other filings with the Securities and Exchange Commission.

 Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended June 30, 2003, and the Company's other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made in the Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company's expectations or future events.



PART I.  Financial Information


The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2003, and the results of its operations for the three month periods ended September 30, 2003 and 2002, and its cash flows for the three months periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
       Consolidated Balance Sheets - September 30, 2003 and June 30, 2003
       -------------------------------------------------------------------


Assets                               September      June 30,       Liabilities and Shareholders'       September       June 30,
                                       30, 2003       2003          Equity                               30, 2003        2003
                                    -------------  -----------                                        ------------- --------------
                                     (Unaudited)                                                       (Unaudited)
CURRENT ASSETS:                                                    CURRENT LIABILITIES:
 Cash and cash equivalents              $404,176     $658,138      Current portion of long-term debt    $1,432,046     $2,141,931
 Accounts receivable, less allowance                               Accounts payable                        569,051        998,710
  for doubtful accounts of $86,000                                 Accrued expenses                        886,378        952,729
  and $95,200, respectively                                                                           ------------- --------------
                                       1,595,391    2,249,481      Total current liabilities             2,887,475      4,093,370
                                                                                                      ------------- --------------
 Inventories                           2,177,196    2,482,004
 Prepaid expenses and other current                                LONG TERM DEBT
  assets                                 139,742       99,092                                              493,056        630,556
                                    -------------  -----------                                        ------------- --------------

   Total current assets                4,316,505    5,488,715      SHAREHOLDERS' EQUITY
                                    -------------  -----------
                                                                    Common stock, $.01 par value,
                                                                     30,000,000 shares authorized,
PROPERTY, PLANT AND EQUIPMENT,                                       9,271,054 shares issued and
 At cost                               2,042,540    2,034,964        outstanding at September 30,
 Less accumulated depreciation                                       2003, and June 30, 2003,
                                      (1,624,399)  (1,582,697)       respectively                           92,710         92,710
                                    -------------  -----------
                                         418,141      452,267       Common stock warrants                   19,800         19,800
                                                                    Paid-in capital in excess of par    11,545,883     11,545,883
                                                                    Accumulated deficit                (10,223,404) (10,338,464)7)
                                                                                                      ------------- --------------
OTHER ASSETS                              80,874      102,873       Total shareholders' equity           1,434,989      1,319,929
                                    -------------  -----------                                        ------------- --------------


                                      $4,815,520   $6,043,855                                           $4,815,520     $6,043,855
                                    =============  ===========                                        ============= ==============


The accompanying notes to financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Operations
                      ------------------------------------
                                  (Unaudited)




                                                                                                   Three Months Ended
                                                                                                      September 30,

                                                                                                       2003        2002
                                                                                                 -----------------------

NET SALES                                                                                        $4,034,879  $4,064,794

COST OF SALES                                                                                     2,476,337   2,713,549
                                                                                                 -----------------------

   Gross profit                                                                                   1,558,542   1,351,245

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                      1,276,576   1,414,950
RESEARCH AND DEVELOPMENT EXPENSES                                                                   108,593     117,884
                                                                                                 -----------------------
                                                                                                  1,385,169   1,532,834

   Operating income (loss)                                                                          173,373    (181,589)

INTEREST EXPENSE, net                                                                                44,113      55,752

    Income (loss) before income taxes                                                               129,260    (237,341)

PROVISION FOR INCOME TAXES                                                                           14,200       4,000

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                            115,060    (241,341)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                    ----  (1,297,069)
                                                                                                 -----------------------

NET INCOME (LOSS)                                                                                  $115,060 $(1,538,410)
                                                                                                 =======================

INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
         Basic                                                                                         $.01       $(.03)
                                                                                                 =======================
         Diluted                                                                                       $.01       $(.03)
                                                                                                 =======================

NET INCOME (LOSS) PER SHARE
         Basic                                                                                         $.01       $(.17)
                                                                                                 =======================
         Diluted                                                                                       $.01       $(.17)
                                                                                                 =======================

WEIGHTED AVERAGE OUTSTANDING COMMON STOCK
         Basic                                                                                    9,271,054   9,271,054
                                                                                                 =======================
         Diluted                                                                                  9,281,721   9,271,054
                                                                                                 =======================

The accompanying notes to consolidated financial statements are an integral part of these statements.




                                        AFP Imaging Corporation and Subsidiaries
                    Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
                                For the Three Months Ended September  30, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)

                                                                                            Foreign
                                Comprehensive              Common   Paid-in                 Currency
                                    Income         Common Stock   Capital In  Accumulated Translation
                                   (Loss)          Stock  Warrants Excess of     Deficit   Adjustment    Total
                                                                     Par
                                ----------------------------------------------------------------------------------------

Balance June 30, 2002                   $---       $92,710 $19,800 $11,545,883  $(8,823,057)  $(12,619)$2,822,717

     Foreign currency
      translation
        adjustment                       700           ---     ---         ---          ---        700        700

       Net loss for three months
          ended September 30,
           2002                   (1,538,410)          ---     ---         ---   (1,538,410)       --- (1,538,410)
                                -------------
Comprehensive Loss               $(1,537,710)          ---     ---         ---          ---        ---        ---
                                =============---------------------------------------------------------------------
Balance September 30, 2002                         $92,710 $19,800 $11,545,883 $(10,361,467)  $(11,919)$1,285,007
                                             ===========================================================================


Balance June 30, 2003                   $---       $92,710 $19,800 $11,545,883 $(10,338,464)      $--- $1,319,929

     Net income for three
      months
       ended September 30, 2003     115,060,           ---     ---         ---      115,060        ---    115,060
                                =============
Comprehensive Income                $115,060           ---     ---         ---          ---        ---        ---
                                =============---------------------------------------------------------------------------
Balance September 30, 2003                          $92,710 $19,800 $11,545,883 $(10,223,404)      $--- $1,434,989
                                             ===========================================================================




The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2003 and 2002
             ------------------------------------------------------
                                  (Unaudited)


                                                                                                       2003        2002
                                                                                                   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                                $115,060 $(1,538,410)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
    Depreciation and amortization                                                                    58,100      69,646
    Cumulative effect of change in accounting principle                                                 ---   1,297,069
    Change in assets and liabilities:
       Decrease in accounts receivable                                                              654,090     690,631
       Decrease in inventories                                                                      304,808      55,664
       (Increase)/decrease in prepaid expenses and other assets                                     (35,049)     38,606
       Decrease in accounts payable                                                                (429,659)   (804,830)
       Decrease in accrued expenses                                                                 (66,351)   (157,251)
                                                                                                   ---------------------

       Total adjustments                                                                            485,939   1,189,535
                                                                                                   ---------------------

       Net cash provided by (used in) operating activities                                          600,999    (348,875)
                                                                                                   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                          (7,576)    (42,207)
                                                                                                   ---------------------

       Net cash used in investing activities                                                         (7,576)    (42,207)
                                                                                                   ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Borrowing of debt                                                                                ---     230,771
       Repayment of debt                                                                           (847,385)    (70,833)
                                                                                                   ---------------------

       Net cash (used in) provided by financing activities                                         (847,385)    159,938
                                                                                                   ---------------------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                                      ---         700
                                                                                                   ---------------------

       Net decrease in cash and cash equivalents                                                   (253,962)   (230,444)

CASH AND CASH EQUIVALENTS, at beginning of period                                                   658,138     516,494
                                                                                                   ---------------------

CASH AND CASH EQUIVALENTS, at end of period                                                        $404,176    $286,050
                                                                                                   =====================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the year for-
              Interest                                                                              $46,865     $56,790
              Income taxes net of refunds                                                            $6,500      $4,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

(1) General:

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

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

In September 2003, the Company completely dissolved two of its wholly-owned subsidiaries: LogEtronics Corporation and Regam Medical Systems AB. The Company sold selected assets of its graphic arts business in July 2001, which had been distributed through LogEtronics Corporation. The Company transferred the manufacturing operations of its Swedish subsidiary (Regam Medical Systems AB) to the United States, and then, in accordance with Swedish Law, dissolved the corporation.

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

(2) Adoption of New Accounting Standards:

 In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for the Company as of July 1, 2002 and for purchase business combinations consummated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (July 1, 2002) and at least annually thereafter.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective July 1, 2003 for the Company. The Company determined that the provisions of SFAS No. 150 did not have a material effect on the Company's results of operations or financial position.

 (3) Basic and Diluted Income (Loss) Per Common Share:

  The computation of net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period, plus, in periods in which they have a dilutive effect, the effect of shares contingently issuable. The diluted weighted average number of shares outstanding includes 10,667 shares of common stock issuable upon exercise of outstanding stock options in the first three months of Fiscal 2004; but does not include 1,200 shares of common stock issuable upon exercise of outstanding stock options in the first three months of Fiscal 2003 as such amount would have been antidilutive. The diluted weighted average number of shares outstanding does not include 100,000 shares of common stock issuable upon the exercise of outstanding warrants in each of the first three months of Fiscal 2004 and Fiscal 2003, as the strike price of the warrants is above the average stock price for each three month period.

 (4) Long and Short Term Debt:

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then existing senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of September 30, 2003, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, as amended. The Revolving Credit Loan has an interest rate of 1 3/4% over the prime rate, currently at 5 3/4%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Loan, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to account for these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

The Revolving Credit Loan is classified as a current liability in accordance with EITF 95-22 (Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement) since the Loan and Security Agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

Included in debt are two subordinated promissory notes related to prior dental acquisitions. These notes total $1,043,056 at September 30, 2003, of which approximately $550,000 has been classified as a current liability.

The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. At November 3, 2003, the Company had available $763,100 of unused credit under the Revolving Credit Loan.

(5) Inventory:

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly, to verify that the standard costs approximate the actual costs. At September 30, 2003 and June 30, 2003, inventories consist of the following:


                                                                      September 30, 2003      June 30, 2003
                                                                      ------------------      -------------

             Raw materials and sub-component parts                      $1,498,908                $1,455,164
             Work-in-process and finished goods                            678,288                 1,026,840
                                                                        ----------                ----------
                                                                        $2,177,196                $2,482,004
                                                                        ==========                ==========

(6) Income Taxes:

Income taxes are accounted for under the asset and liability method. The Company's income tax provisions for the Fiscal 2004 and Fiscal 2003 three-month periods relate to state or foreign income and capital taxes, net of any refunds received. No income tax benefits related to the losses reported in prior years have been recorded, in accordance with SFAS No. 109.

(7) Segment Information:

As of September 30, 2003, the Company had only one business segment, Medical/Dental, as the Company sold its graphic arts business to a third party in July 2001. All costs associated with the disposition of this product line were recorded in fiscal 2001. Medical/dental segment operations are conducted under the Dent-X and AFP trade names and consist of the design, development, manufacturing and marketing of medical and dental film processors, imaging systems and all related accessories.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company's working capital at September 30, 2003 increased by approximately $33,700 from June 30, 2003. The Company significantly reduced its accounts payable, revolver debt and subordinated debt through reductions in accounts receivable and inventory. Furthermore, as sales are normally lower in the first fiscal quarter, accounts receivable is significantly lower than the prior period.

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then existing senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of September 30, 2003, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, as amended. The Revolving Credit Loan has an interest rate of 1-3/4% over the prime rate, currently at 5 3/4 %, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to account for these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

Included in debt are two subordinated promissory notes related to prior dental company acquisitions. These notes total $1,043,056 in principal amount at September 30, 2003, of which approximately $550,000 has been classified as a current liability. The Company is current on all principal and interest payments due the note holders.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Revolving Credit Facility to finance its ongoing operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company expects its working capital requirements will continue to be financed by operations and from borrowings. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than a general decline in sales and/or the ongoing litigation cases, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. At November 3, 2003, the Company had available $763,100 of unused credit under the Revolving Credit Loan.

The Company's Revolving Credit Loan expires on September 21, 2004, at which time the company expects to refinance it with the existing lender or a comparable lender with equivalent terms and conditions.

Capital expenditures for the first three months of Fiscal 2004 were $7,576 consisting of minor tooling and foundry expenditures related to the design, development and production of the new imaging products. Where practical, the Company continues to conserve its cash. The Company expects to continue to finance any future capital requirements principally from internally generated funds. Capital expenditures are limited under the terms of the Revolving Credit Loan, and the Company currently is in compliance with this requirement.

Results of Operations - Three Months Fiscal 2004 Versus Three Months Fiscal 2003

In June 2003, management developed a significant cost reduction program, which was implemented effective July 2003. These reductions included elimination of non-productive product lines, a 7% decrease in the work force, and numerous cost cutbacks throughout the Company. The Company expects to significantly reduce both direct and non-direct overhead costs as a result of this program.

The Company began shipments of its new digital dental sensor, "EVA" (R) during November 2002, mainly to international dealers and distributors, and will increase production of this new product as sales develop. The Company received FDA approval for the EVA sensor in March 2003, which permits the Company to market and distribute the product domestically. This digital sensor is also used in various veterinary dental applications. The Company is continuing to develop its sensors, accessories and related software, and anticipates both domestic and international growth in this product line.

Sales decreased approximately $30,000 or 0.7% between the Fiscal 2004 and Fiscal 2003 three-month periods. The Company's dental product sales increased approximately $39,000 net, due to incremental sales from the new digital dental sensor, which was offset by a slight decrease in the dental analog product sales. The Company's medical product sales showed a decrease of approximately $69,000 net; $125,000 of the decline being due to the discontinuance of the medical ultrasound and film recording cameras, caused by technological changes in the marketplace, offset by an increase in the veterinary and analog product sales. International sales declined approximately $150,000 in the current three-month period, mainly in medical equipment sales. The Company believes this decline can be attributed to uncertainty in the global markets and fluctuating currencies.

Gross profit as a percent of sales increased 5.4 percentage points between the Fiscal 2004 and Fiscal 2003 three-month periods. Both the medical and dental product lines showed slight improvement in their margins, due to increased operating efficiencies. The product mix between manufactured and distributor goods were relatively constant between the two three-month periods. Labor and overhead costs, which are included in cost of sales, were approximately $135,000 lower in the current three-month period, due to the above-mentioned cost reductions.

Selling, general, and administrative costs decreased approximately $138,400 or 9.8%, between the Fiscal 2004 and Fiscal 2003 three-month periods. Most of this decrease is attributable to the cost reduction plan implemented as of July 2003. Management reviewed all significant cost centers and eliminated or reduced many major expenses, including payroll and related benefit costs, communication, travel and entertainment, trade show costs and technology purchases. Management will continue to monitor and control the level of discretionary spending.

Research and development costs decreased, approximately $9,300 or 8%, between the Fiscal 2004 and Fiscal 2003 three-month periods. This decrease is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its new imaging products. The Company continues to invest in sustaining engineering and related costs for its existing products.

Interest expense, net, decreased, approximately $11,600 or 21%, between the Fiscal 2004 and Fiscal 2003 three-month periods, primarily due to several factors. There was approximately $400,000 less in average monthly revolving credit borrowings for the current three-month period ended September 30, 2003, the prime rate of borrowing, upon which all senior debt is based, was slightly lower in the current three-month period, and the LIBOR rate of borrowing, upon which a subordinated note is based was significantly lower in the current three-month period.

The income tax provisions for Fiscal 2004 and Fiscal 2003, respectively, primarily reflect the nominal state taxes due. No tax benefit has been recognized for the losses incurred in prior years.

In Fiscal 2003, in compliance with the FASB Statement No. 142, "Goodwill and Other Intangible Assets", the Company reviewed its remaining goodwill, which related to the Swedish dental acquisition in April 1997, and determined that under the revised accounting valuation rules such goodwill had significantly diminished in value. Therefore, in compliance with FASB Statement No. 142, the Company took a one-time charge of $1,297,069 to completely write-off the goodwill associated with this acquisition. As the Company no longer has any goodwill, management does not expect that future compliance with this Statement will have a material effect on the Company's financial position or results of operation.


Item 3:   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4:  Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our co-chief executive officers and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15 (e) and 15d -15 (e) of the Securities Exchange Act of 1934 (the "Act"). Based on their review and evaluation, the co-chief executive officers and chief financial officer have concluded as of September 30, 2003, that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls.

During the quarter ended September 30, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result no corrective actions were taken.

Part II Other Information

Item 1:    Legal Proceedings

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties. As of September 30, 2003, there have been no significant changes to the status of the product liability insurance action nor the two environmental matters relating to property in New Jersey owned by the Company between August 1984 and June 1985.

Item 2:   Changes in Securities and Use of Proceeds.

None

Item 3:    Defaults Upon Senior Securities.

None

Item 4:    Submission of Matters to a Vote of Security Holders.

None

Item 5:    Other Information.

None

Item 6:    Exhibits and Reports on Form 8-K.

(a) Exhibits:

               31.1, 31.2, 31.3 - Certifications pursuant to Exchange Act Rule
                                  13a - 15 (e).

               32.1, 32.2, 32.3 - Certifications pursuant to 18 U.S.C. Section
                                  1350 of the Sarbanes - Oxley Act of 2002.

(b) Reports on Form 8-K:

           A Current Report on Form 8-K was filed on October 3, 2003 to report that the Company had replaced Ernst & Young LLP as independent auditors and engaged Goldstein Golub Kessler LLP to serve as independent auditors for the year ended June 30, 2004.

                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AFP IMAGING CORPORATION



                          _________/s________________
                          David Vozick
                          Chairman of the Board
                          Secretary, Treasurer
                          Date:  November 13, 2003



                          _________/s/________________
                          Donald Rabinovitch
                          President
                          (Principal Executive Officer)
                          Date:  November 13, 2003


                          __________/s/_______________
                          Elise Nissen
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer)
                          Date:  November 13, 2003