Form 10-Q
period 2003-12-31
AFP IMAGING CORP
filed 2004-02-13
CIK 319126

UNITED STATES

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2003

Commission File Number 0-10832
                       -------

                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

           New York                                       13-2956272
         ------------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

250 Clearbrook Road, Elmsford, New York                    10523
---------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

                                  914-592-6100
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes __X__  No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No__X__


The registrant had 9,271,054 shares of Common Stock outstanding as of February 9, 2004.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," "could," "would," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to:

     -- adverse changes in general economic conditions, -- the Company's ability to repay its debts when due, -- changes in the markets for the Company's products and services, -- the ability of the Company to successfully design, develop, manufacture and sell new products,
     -- the Company's ability to successfully market its existing and new products,
     -- adverse business conditions,
     -- changing industry and competitive conditions, -- obtaining and maintaining anticipated operating efficiencies, -- pricing pressures,
     -- risks associated with foreign operations, -- the Company's ability to attract and retain key personnel, -- difficulties in maintaining adequate long-term financing to meet the
        Company's obligations,
     -- changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers, -- determinations in various outstanding legal matters, -- changes in currency exchange rates and regulations, and -- other factors set forth in this Quarterly Report on Form 10-Q, and the
        Company's Annual Report on Form 10-K for the year ended June 30, 2003, and from time to time in the Company's other filings with the Securities and Exchange Commission.

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

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of December 31, 2003, and the results of its operations for the three and six month periods ended December 31, 2003 and 2002, and its cash flows for the six months periods then ended, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
        Consolidated Balance Sheets - December 31, 2003 and June 30, 2003
        -----------------------------------------------------------------



Assets                            December 31,    June 30,          Liabilities and                      December 31,     June 30,
                                     2003          2003             Shareholders' Equity                     2003           2003
                                 -------------- ------------                                            -------------- -------------
                                  (Unaudited)                                                            (Unaudited)
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
 Cash and cash equivalents         $660,558      $658,138           Current portion of long-term debt    $1,304,127     $2,141,931
 Accounts receivable, less                                          Accounts payable                        837,277        998,710
  allowance for doubtful                                            Accrued expenses                        861,777        952,729
  accounts of $87,000                                                                                   ------------   -------------
  and $95,200, respectively       1,915,847     2,249,481           Total current liabilities             3,003,181       4,093,370
 Inventories                      2,024,579     2,482,004                                               ------------   -------------
 Prepaid expenses and other
  current assets                     93,000        99,092            LONG TERM DEBT                         355,556         630,556
                                ------------  ------------                                              ------------   -------------

 Total current assets             4,693,984     5,488,715            SHAREHOLDERS' EQUITY
                                ------------  ------------            Common stock, $.01 par value,
                                                                       30,000,000 shares authorized,
PROPERTY, PLANT AND EQUIPMENT,                                         9,271,054 shares issued and
 At cost                          2,098,238     2,034,964              outstanding at
 Less accumulated depreciation   (1,668,199)   (1,582,697)             December 31, 2003, and
                                ------------  ------------             June 30, 2003                         92,710         92,710
                                    430,039       452,267
                                                                      Common stock warrants                  19,800         19,800
                                                                      Paid-in capital in excess of par   11,545,883     11,545,883
OTHER ASSETS                         68,147       102,873             Accumulated deficit                (9,824,960)    (10,338,464)
                                ------------  ------------                                              ------------   -------------
                                                                      Total shareholders' equity          1,833,433       1,319,929
                                                                                                        ------------   -------------
                                 $5,192,170    $6,043,855                                                $5,192,170     $6,043,855
                                ============  ============                                              ============   ============


The accompanying notes to financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Operations
                     -------------------------------------
                                  (Unaudited)



                                                                          Three Months Ended        Six Months Ended
                                                                             December 31,              December 31
                                                                           2003        2002        2003         2002
                                                                        ----------- ----------- ----------- ------------

NET SALES                                                               $4,680,557  $4,821,155  $8,715,436   $8,885,949

COST OF SALES                                                            2,833,023   3,136,009   5,309,360    5,849,558
                                                                        ----------- ----------- ----------- ------------

     Gross profit                                                        1,847,534   1,685,146   3,406,076    3,036,391

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             1,270,786   1,379,216   2,547,362    2,794,166
RESEARCH AND DEVELOPMENT EXPENSES                                           92,004     174,658     200,597      292,542
                                                                        ----------- ----------- ----------- ------------
                                                                         1,362,790   1,553,874   2,747,959    3,086,708
                                                                        ----------- ----------- ----------- ------------

     Operating income (loss)                                               484,744     131,272     658,117      (50,317)

INTEREST EXPENSE, net                                                       39,028      55,993      83,141      111,745
                                                                        ----------- ----------- ----------- ------------

     Income (loss) before income taxes                                     445,716      75,279     574,976     (162,062)

PROVISION FOR INCOME TAXES                                                  47,272       4,620      61,472        8,620
                                                                        ----------- ----------- ----------- ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                                   398,444      70,659     513,504     (170,682)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                            ---         ---         ---   (1,297,069)
                                                                        ----------- ----------- ----------- ------------

NET INCOME (LOSS)                                                         $398,444     $70,659    $513,504  ($1,467,751)
                                                                        =========== =========== =========== ============

INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE
         Basic                                                                $.04        $.01        $.06        ($.02)
                                                                        =========== =========== =========== ============
         Diluted                                                              $.04        $.01        $.05        ($.02)
                                                                        =========== =========== =========== ============

NET INCOME (LOSS) PER COMMON SHARE
         Basic                                                                $.04        $.01        $.06        ($.16)
                                                                        =========== =========== =========== ============
         Diluted                                                              $.04        $.01        $.05        ($.16)
                                                                        =========== =========== =========== ============

WEIGHTED AVERAGE OUTSTANDING COMMON STOCK
         Basic                                                           9,271,054   9,271,054   9,271,054    9,271,054
                                                                        =========== =========== =========== ============
         Diluted                                                         9,522,350   9,271,054   9,402,036    9,271,054
                                                                        =========== =========== =========== ============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
 Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
               For the Six Months Ended December 31, 2003 and 2002
               ---------------------------------------------------
                                   (Unaudited)



                                                                                                       Foreign
                                      Comprehensive            Common      Paid-in                     Currency
                                         Income      Common    Stock     Capital In     Accumulated   Translation
                                         (Loss)      Stock    Warrants  Excess of Par    Deficit      Adjustment      Total
                                         ------      -----    --------  -------------    -------      ----------      -----

Balance June 30, 2002                    $   ---      $92,710  $19,800   $11,545,883    $(8,823,057)   $(12,619)     $2,822,717

     Foreign currency translation
      adjustment                           1,130          ---      ---           ---            ---       1,130           1,130

     Net loss for six months
      ended December 31, 2002         (1,467,751)         ---      ---           ---     (1,467,751)        ---      (1,467,751)
                                     -----------

Comprehensive Loss                   $(1,466,621)         ---      ---           ---            ---         ---            ---
                                     ============-------------------------------------------------------------------------------
Balance December 31, 2002                             $92,710  $19,800   $11,545,883   $(10,290,808)   $(11,489)    $1,356,096
                                                      =======  =======   ===========   ============    =========    ===========


Balance June 30, 2003                   $    ---     $92,710  $19,800   $11,545,883    $(10,338,464)   $    ---     $1,319,929

     Net income for six  months
      ended December 31, 2003            513,504         ---      ---           ---         513,504         ---        513,504
                                    =============

Comprehensive Income                    $513,504         ---      ---           ---             ---         ---            ---
                                    =============-------------------------------------------------------------------------------
Balance December 31, 2003                            $92,710  $19,800  $11,545,883     $(9,824,960)    $    ---     $1,833,433
                                                     =======  =======  ===========     ============    ========     ===========





The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
              For the Six Months Ended December 31, 2003 and 2002
              ---------------------------------------------------
                                  (Unaudited)




                                                                                                    2003         2002
                                                                                               ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                               $513,504  $(1,467,751)
                                                                                               ------------ ------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
    Depreciation and amortization                                                                  113,498      134,494
    Cumulative effect of change in accounting principle                                                ---    1,297,069
    Change in assets and liabilities:
       Decrease in accounts receivable                                                             333,634      415,873
       Decrease in inventories                                                                     457,425      607,147
       Decrease/(increase) in prepaid expenses and other assets                                     12,822      (62,469)
       Decrease in accounts payable                                                               (161,433)    (617,062)
       (Decrease)/increase in accrued expenses                                                     (90,952)     104,928
                                                                                               ------------ ------------

       Total adjustments                                                                           664,994    1,879,980
                                                                                               ------------ ------------

       Net cash provided by operating activities                                                 1,178,498      412,229
                                                                                               ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                        (63,274)     (83,900)
                                                                                               ------------ ------------

       Net cash used in investing activities                                                       (63,274)     (83,900)
                                                                                               ------------ ------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Borrowing of debt                                                                               ---       89,072
       Repayment of debt                                                                        (1,112,804)    (141,666)
                                                                                               ------------ ------------

       Net cash used by financing activities                                                    (1,112,804)     (52,594)
                                                                                               ------------ ------------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                                     ---        1,130
                                                                                               ------------ ------------

       Net increase in cash and cash equivalents                                                     2,420      276,865

CASH AND CASH EQUIVALENTS, at beginning of period                                                  658,138      516,494
                                                                                               ------------ ------------

CASH AND CASH EQUIVALENTS, at end of period                                                       $660,558     $793,359
                                                                                               ============ ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the year for-
              Interest                                                                             $88,433     $111,538
              Income taxes net of refunds                                                          $11,472       $8,620


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003
-----------------
(Unaudited)


(1) General:
    -------
AFP Imaging Corporation (together with its subsidiaries, the "Company") was organized on September 20, 1978, under the laws of the State of New York. The Company is engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing or producing medical and dental images through digital technology as well as the chemical processing of photosensitive materials. Medical, dental, veterinary and industrial professionals use these products. The Company's products are distributed to worldwide markets through a network of independent and unaffiliated dealers.

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

In September 2003, the Company completely dissolved two of its wholly-owned subsidiaries: LogEtronics Corporation and Regam Medical Systems AB. The Company sold selected assets of its graphic arts business in July 2001, which had been distributed through LogEtronics Corporation. Upon completion of the transfer of the manufacturing operations to the United States, the Company, in accordance with Swedish Law, dissolved Regam Medical Systems AB.

The Company currently has two employee incentive stock option plans, under which approximately 1,600,000 shares of Common Stock are authorized and available for issuance. Under the terms of the plans, options to purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company. The Company accounts for these plans pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123", the Company's net income and earnings per share would have been reduced by an insignificant amount.

(2) Adoption of New Accounting Standards:
    ------------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These standards changed the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and required companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for the Company as of July 1, 2002 and for purchase business combinations consummated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (July 1, 2002) and at least annually thereafter.

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

Upon adoption of SFAS 142 in the first quarter of Fiscal 2003, the Company recorded a one-time, non-cash charge of approximately $1,297,069 ($.14 basic and diluted loss per share), to reduce the carrying value of its goodwill. Such charge was non-operational in nature and is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of its reporting unit was estimated by comparison to the Company's quoted market capitalization at July 1, 2002 since the reporting unit represents all of the Company's operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective July 1, 2003 for the Company. The Company has determined that the provisions of SFAS No. 150 did not have a material effect on the Company's results of operations or financial position.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of SFAS Nos. 87, 88 and 106". This revision to SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has determined that the provisions of SFAS No. 132 did not have a material effect on the Company's results of operations or financial position.

(3) Basic and Diluted Income (Loss) Per Common Share:
    ------------------------------------------------

The computation of net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period, plus, in periods in which they have a dilutive effect, the effect of shares contingently issuable. The diluted weighted average number of shares outstanding includes 115,764 shares of common stock issuable upon exercise of outstanding stock options in the first six months of Fiscal 2004; but does not include any shares of common stock issuable upon exercise of outstanding options in the first six months of Fiscal 2003, as all of the outstanding stock options were at exercise prices equal to or above the average stock price for the six month period. The diluted weighted average number of shares outstanding includes 15,218 shares of common stock issuable upon the exercise of outstanding warrants in the first six months of Fiscal 2004; but does not include any shares of common stock issuable upon exercise of outstanding warrants in the first six months of Fiscal 2003, as all of the outstanding warrants were at exercise prices equal to or above the average stock price for the six month period.

(4) Long and Short Term Debt:
    ------------------------

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then existing senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of December 31, 2003, the amount outstanding under the Revolving Credit Loan was $754,100 and, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, as amended. The Revolving Credit Loan has an interest rate of 1 3/4% over the prime rate, currently at 5 3/4%, a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Loan, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at an exercise price of $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to value these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

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

Included in debt are two subordinated promissory notes related to prior acquisitions. These notes total $905,556 at December 31, 2003, of which approximately $550,000 has been classified as a current liability.

The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. At February 6, 2004, the Company had available $1,330,000 of unused credit under the Revolving Credit Loan.

(5) Inventory:
    ---------

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly, to verify that the standard costs approximate the actual costs. At December 31, 2003 and June 30, 2003, inventories consist of the following:

                                            December 31, 2003     June 30, 2003
                                            -----------------    ---------------
    Raw materials and sub-component parts      $1,286,332          $1,455,164
    Work-in-process and finished goods            738,247           1,026,840
                                            -----------------    ---------------
                                               $2,024,579          $2,482,004
                                            =================    ===============

(6) Income Taxes:
    ------------

Income taxes are accounted for under the asset and liability method. No income tax benefits related to the losses reported in prior years have been recorded, in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the net operating losses. As a result, income earned in the current year is not subject to a tax provision for Federal or certain state purposes, as the Company will utilize a portion of these prior year net operating loss carryforwards. The Company's income tax provisions for the Fiscal 2004 and Fiscal 2003 six-month periods relate to state or foreign income and capital taxes, net of any refunds received.

(7) Segment Information:
    -------------------

As of December 31, 2003, the Company had only one business segment, medical/dental, as the Company sold its graphic arts business to a third party in July 2001. All costs, associated with the disposition of the graphic arts business, were recorded in fiscal 2001. The medical/dental segment operations are conducted under the AFP and Dent-X trade names and consist of the design, development, manufacturing, marketing and sale of medical and dental film processors, imaging systems and all related accessories.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity
-------------------------------

The Company's working capital at December 31, 2003 increased by approximately $295,500 from June 30, 2003. This increase is due to internally generated funds as well as reductions in accounts receivable and inventory offset by reductions in accounts payable, accrued expenses, revolver debt and subordinated debt.

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then existing senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of December 31, 2003, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, as amended. The Revolving Credit Loan has an interest rate of 1-3/4% over the prime rate, currently at 5 3/4 %, a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at an exercise price of $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to value these warrants. The exercise price of these warrants was based on the stock price on the day prior to the closing of the Revolving Credit Loan, plus 10%, as provided in the Loan and Security Agreement for the Revolving Credit Loan.

Included in debt are two subordinated promissory notes related to prior dental company acquisitions. These notes total $905,556 in principal amount at December 31, 2003, of which approximately $550,000 has been classified as a current liability. The Company is current on all principal and interest payments due the note holders.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Revolving Credit Loan to finance its ongoing operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company expects its working capital requirements will continue to be financed by operations and from borrowings, including the Revolving Credit Loan. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than a general decline in sales and/or the ongoing litigation cases, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. At February 6, 2004, the Company had available $1,330,000 of unused credit under the Revolving Credit Loan.

The Company's Revolving Credit Loan expires on September 21, 2004, at which time the Company expects to refinance it with the existing lender or a comparable lender with equivalent terms and conditions.

Capital expenditures for the first six months of Fiscal 2004 were $63,274 consisting of tooling, foundry and test equipment expenditures related to the design, development and production of the new imaging products; and the purchase of a new modular trade show booth for national dental exhibitions. Where practical, the Company continues to conserve its cash. The Company expects to continue to finance any future capital requirements principally from internally generated funds. Capital expenditures are limited under the terms of the Revolving Credit Loan.

Results of Operations - Six Months Fiscal 2004 Versus Six Months Fiscal 2003
----------------------------------------------------------------------------

In June 2003, management developed a significant cost reduction program, which was implemented effective July 2003. These reductions included elimination of non-productive product lines, a 7% decrease in the work force, and numerous cost cutbacks throughout the Company. The Company expects to significantly reduce both direct and non-direct overhead costs as a result of this program.

The Company began shipments of its new digital dental sensor, "EVA" (R) during November 2002, mainly to international dealers and distributors. The Company received FDA clearance for the EVA sensor in March 2003, which permits the Company to market and distribute the product domestically. This digital sensor is also used in various veterinary dental applications. The Company intends to increase production of this new product as sales develop. The Company is continuing to develop its sensors, accessories and related software, and anticipates both domestic and international growth in this product line.

Sales decreased approximately $170,500 or 2% between the Fiscal 2004 and Fiscal 2003 six-month periods. The Company's medical product sales stayed relatively constant between the periods; however there was a 60% increase in the veterinary products offset by a decrease in the medical ultrasound and film recording cameras due to this product line's discontinuance. Medical analog products stayed constant between the two six month periods. The Company's dental product sales decreased approximately $175,000 net, due to the impact of the new digital sales versus the analog products. International sales declined approximately $278,000 in the current six-month period, mainly in medical equipment sales. The Company believes this decline can be attributed to uncertainty in the global markets and fluctuating currency exchange rates.

Gross profit as a percent of sales increased 4.9 percentage points between the Fiscal 2004 and Fiscal 2003 six-month periods. Both the medical and dental product lines showed slight improvement in their margins, due to increased operating efficiencies. The product mix between manufactured and distributor goods were relatively constant between the two six-month periods. Labor and overhead costs, which are included in cost of sales, were approximately $270,600 or 3 percentage points lower in the current six-month period, due to the above-mentioned cost reductions.

Selling, general, and administrative costs decreased approximately $246,800 or 8.8%, between the Fiscal 2004 and Fiscal 2003 six-month periods. Most of this decrease is attributable to the cost reduction plan implemented as of July 2003. Management reviewed all significant cost centers and eliminated or reduced many major expenses, including payroll and related benefit costs, communication, travel and entertainment, trade show costs and technology purchases. Management will continue to monitor and control the level of discretionary spending.

Research and development costs decreased, approximately $91,900 or 31%, between the Fiscal 2004 and Fiscal 2003 six-month periods. This decrease is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its new imaging products. The Company continues to invest in sustaining engineering and related costs for its existing products. All research and development costs are expected to fluctuate between reporting periods.

Interest expense, net, decreased, approximately $28,600 or 26%, between the Fiscal 2004 and Fiscal 2003 six-month periods, primarily due to several factors. There was approximately $527,000 less in average monthly revolving credit borrowings for the current six-month period ended December 31, 2003; the prime rate of borrowing, upon which all senior debt is based, was slightly lower in the current six-month period; and the LIBOR rate of borrowing, upon which a subordinated note is based was significantly lower in the current six-month period.

The income tax provisions for the six-month periods in Fiscal 2004 and Fiscal 2003 primarily reflect certain state income and capital taxes. No tax benefit has been recognized for the losses incurred in prior years and therefore no tax provision has been recorded in the current year as these losses are utilized for income tax purposes.

In Fiscal 2003, in compliance with the FASB SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviewed its remaining goodwill, which related to the Swedish dental acquisition in April 1997, and determined that, under the revised accounting valuation rules, such goodwill had significantly diminished in value. Therefore, in compliance with SFAS No. 142, the Company took a one-time charge of $1,297,069 to completely write-off the goodwill associated with this acquisition. As the Company no longer has any goodwill, management does not expect that future compliance with SFAS No. 142 will have a material effect on the Company's financial position or results of operation, except for any potential future acquisitions involving goodwill or other intangible assets.

Results of Operations - Second Quarter Fiscal 2004 Versus Second Quarter
Fiscal 2003
--------------------------------------------------------------------------------

Sales decreased approximately $140,600 or 3% between the second quarter Fiscal 2004 and the second quarter Fiscal 2003. Medical product sales increased $100,000 mainly in the veterinary products. The medical analog products stayed relatively constant in these two quarters. Dental products decreased approximately $140,000 between the second quarter Fiscal 2004 and the second quarter Fiscal 2003, due to the impact of the new digital sales versus the analog products. International sales declined approximately $130,000 in the current quarter, mainly in medical equipment sales.

Gross profit as a percent of sales increased 4.5 percentage points between the second quarter Fiscal 2004 and the second quarter Fiscal 2003. Both the medical and dental product lines showed slight improvement in their margins, due to increased operating efficiencies. The product mix between manufactured and distributor goods were relatively constant between the two three-month periods. Labor and overhead costs, which are included in cost of sales, were approximately $136,100 or 2.4 percentage points lower in the current quarter, due to the above-mentioned cost reductions.

Selling, general and administrative costs decreased by $108,400 or 8% between the second quarter Fiscal 2004 and the second quarter Fiscal 2003. Most of this decrease is attributable to the cost reduction plan implemented as of July 2003. Management reviewed all significant cost centers and eliminated or reduced many major expenses, including payroll and related benefit costs, communication, travel and entertainment, trade show costs, and technology purchases.

Research and developments costs decreased $82,600 or 47% between the second quarter Fiscal 2004 and the second quarter Fiscal 2003. This decrease is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its new imaging products. The Company continues to invest in sustaining engineering and related costs for its existing products.

Interest expense, net, decreased approximately $17,000 or 30% between the second quarter Fiscal 2004 and the second quarter Fiscal 2003. There was approximately $660,000 less in average monthly revolving credit borrowings for the current three-month period ended December 31, 2003; the prime rate of borrowing, upon which all senior debt is based, was slightly lower in the current quarter; and the LIBOR rate of borrowing, upon which a subordinated note is based was significantly lower in the current three-month period.

The income tax provisions for the three-month periods in Fiscal 2004 and Fiscal 2003 primarily reflect certain state income and capital taxes. No tax benefit has been recognized for the losses incurred in prior years, and therefore no tax provision has been recorded in the current year as these losses are utilized for income tax purposes.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

Not Applicable.

Item 4:  Controls and Procedures.
---------------------------------

a) Evaluation of disclosure controls and procedures.
   ------------------------------------------------

Our co-chief executive officers and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a - 15 (e) and 15d -15 (e) of the Securities Exchange Act of 1934 (the "Act")). Based on their review and evaluation, the co-chief executive officers and chief financial officer have concluded as of December 31, 2003, that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls.
    ----------------------------

During the six months and quarter ended December 31, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were taken.


Part II    Other Information
----------------------------

Item 1:    Legal Proceedings
----------------------------

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties. As of December 31, 2003, there have been no significant changes to the status of the product liability insurance action nor the two environmental matters relating to property in New Jersey owned by the Company between August 1984 and June 1985.

Item 2:   Changes in Securities and Use of Proceeds.
---------------------------------------------------

None

Item 3:    Defaults Upon Senior Securities.
------------------------------------------

None

Item 4:    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

On December 8, 2003, the Company held an Annual Meeting of Shareholders to elect four directors for a term of one year or until their successors are duly elected.

The nominees were each elected to the Board of Director's by the following votes:

                                For Election             Against Election
     David Vozick                8,529,608                    105,683
     Donald Rabinovitch          8,529,608                    105,683
     Jack Becker                 8,529,608                    105,683
     Robert Blatt                8,529,608                    105,683


Item 5:    Other Information.
----------------------------

The Company has adopted a written Code of Ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or other persons performing similar functions in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. This Code of Ethics is included as Exhibit 14.

Item 6:    Exhibits and Reports on Form 8-K.
-------------------------------------------

     (a)   Exhibits:
           --------

           14. - AFP Imaging Corporation - Code of Ethics for senior, executive officers, pursuant to Section 406 of the Sarbanes - Oxley Act of 2002.

           31.1, 31.2, 31.3 - Certifications pursuant to Exchange Act Rule 13a - 15 (e).

           32.1, 32.2, 32.3 - Certifications pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.

     (b)   Reports on Form 8-K:
           -------------------

           None

                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AFP IMAGING CORPORATION

                                    /s/__David Vozick________________
                                    David Vozick
                                    Chairman of the Board
                                    Secretary, Treasurer
                                    Date:  February 13, 2004


                                    /s/__Donald Rabinovitch__________
                                    Donald Rabinovitch
                                    President
                                    (Principal Executive Officer)
                                    Date:  February 13, 2004


                                    /s/__Elise Nissen________________
                                    Elise Nissen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    Date:  February 13, 2004