Form 10-Q
period 2004-03-31
AFP IMAGING CORP
filed 2004-05-14
CIK 319126

UNITED STATES

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2004

Commission File Number 0-10832
                       -------

                             AFP Imaging Corporation
             (Exact name of registrant as specified in its charter)

         New York                                         13-2956272
--------------------------------           -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         250 Clearbrook Road, Elmsford, New York                   10523
       ------------------------------------------               -----------
        (Address of principal executive offices)                 (Zip Code)


                                  914-592-6100
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes __X__  No____

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes ____   No__X__

The registrant had 9,271,054 shares of Common Stock outstanding as of May 10, 2004.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," "could," "would," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to:

     o    adverse changes in general economic conditions,
     o    the Company's ability to repay its debts when due,
     o    changes in the markets for the Company's products and services,
     o the ability of the Company to successfully design, develop, manufacture and sell new products,
     o the Company's ability to successfully market its existing and new products,
     o    adverse business conditions,
     o    changing industry and competitive conditions,
     o    maintaining operating efficiencies,
     o    pricing pressures,
     o    risks associated with foreign operations,
     o    the Company's ability to attract and retain key personnel,
     o difficulties in maintaining adequate long-term financing to meet the Company's obligations,
     o changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers,
     o    determinations in various outstanding legal matters,
     o    changes in currency exchange rates and regulations, and
     o other factors set forth in this Quarterly Report on Form 10-Q, and the Company's Annual Report on Form 10-K for the year ended June 30, 2003, and from time to time in the Company's other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended June 30, 2003, and the Company's other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company's expectations or future events.


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

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2004, and the results of its operations for the three and nine month periods ended March 31, 2004 and 2003, and its cash flows for the nine months periods then ended, consisting of normal recurring adjustments, have been included.

Item 1:  FINANCIAL STATEMENTS

                                         AFP Imaging Corporation and Subsidiaries
                              Consolidated Balance Sheets - March 31, 2004 and June 30, 2003
                              --------------------------------------------------------------

Assets                                   March 31,     June 30,     Liabilities and Shareholders' Equity    March 31,      June 30,
                                           2004          2003                                                 2004          2003
                                       ------------  ------------                                         ------------  ------------
                                        (Unaudited)                                                        (Unaudited)
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
 Cash and cash equivalents                $635,188      $658,138    Current portion of long-term debt      $1,124,575    $2,141,931
 Accounts receivable, less allowance                                Accounts payable                        1,147,215       998,710
  for doubtful accounts of $100,000                                 Accrued expenses                        1,002,584       952,729
  and $95,200, respectively              2,089,561     2,249,481                                          ------------  ------------
 Inventories                             2,508,976     2,482,004    Total current liabilities               3,274,374     4,093,370
                                                                                                          ------------  ------------
 Prepaid expenses and other current                                 LONG TERM DEBT                            288,889       630,556
  assets                                   112,810        99,092                                          ------------  ------------
                                       ------------  ------------

     Total current assets                5,346,535     5,488,715    SHAREHOLDERS' EQUITY
                                       ------------  ------------    Common stock, $.01 par value,
                                                                      30,000,000 shares authorized,
PROPERTY, PLANT AND EQUIPMENT,                                        9,271,054 shares issued and
 At cost                                 2,121,186     2,034,964      outstanding at March 31, 2004,
 Less accumulated depreciation          (1,703,067)   (1,582,697)     and June 30, 2003                        92,710        92,710
                                       ------------  ------------
                                           418,119       452,267     Common stock warrants                     19,800        19,800
                                                                     Paid-in capital in excess of par      11,545,883    11,545,883
                                                                     Accumulated deficit                   (9,400,453)  (10,338,464)
                                                                                                          ------------  ------------
OTHER ASSETS                                56,549       102,873     Total shareholders' equity             2,257,940     1,319,929
                                       ------------  ------------                                         ------------  ------------

                                        $5,821,203    $6,043,855                                           $5,821,203    $6,043,855
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

                                                                        AFP Imaging Corporation and Subsidiaries
                                                                          Consolidated Statements of Operations
                                                                          -------------------------------------
                                                                                       (Unaudited)


                                                                          Three Months Ended                Nine Months Ended
                                                                                March 31,                        March 31,
                                                                          2004          2003               2004           2003
                                                                      ------------  ------------      -------------  -------------
NET SALES                                                              $5,476,342    $4,316,261        $14,191,778    $13,202,210

COST OF SALES                                                           3,385,645     2,901,628          8,695,005      8,751,186
                                                                      ------------  ------------      -------------  -------------

  Gross profit                                                          2,090,697     1,414,633          5,496,773      4,451,024

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                               1,497,066     1,381,106          4,044,428      4,175,272
RESEARCH AND DEVELOPMENT EXPENSES                                          97,571       125,772            298,168        418,314
                                                                      ------------  ------------      -------------  -------------
                                                                        1,594,637     1,506,878          4,342,596      4,593,586
                                                                      ------------  ------------      -------------  -------------

  Operating income (loss)                                                 496,060       (92,245)         1,154,177       (142,562)

INTEREST EXPENSE, net                                                      36,491        48,979            119,632        160,724
                                                                      ------------  ------------      -------------  -------------
  Income (loss) before income taxes                                       459,569      (141,224)         1,034,545       (303,286)

PROVISION FOR INCOME TAXES                                                 35,062         4,620             96,534         13,240

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                                        424,507      (145,844)           938,011       (316,526)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                                        ----          ----               ----     (1,297,069)
                                                                      ------------  ------------      -------------  -------------

NET INCOME (LOSS)                                                        $424,507     ($145,844)          $938,011    ($1,613,595)
                                                                      ============  ============      =============  =============
INCOME (LOSS) PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
        Basic                                                                $.05         ($.02)              $.10          ($.03)
                                                                      ============  ============      =============  =============
        Diluted                                                              $.04         ($.02)              $.10          ($.03)
                                                                      ============  ============      =============  =============

NET INCOME (LOSS) PER COMMON SHARE
        Basic                                                                $.05         ($.02)              $.10          ($.17)
                                                                      ============  ============      =============  =============
        Diluted                                                              $.04         ($.02)              $.10          ($.17)
                                                                      ============  ============      =============  =============

WEIGHTED AVERAGE OUTSTANDING COMMON STOCK
        Basic                                                           9,271,054     9,271,054          9,271,054      9,271,054
                                                                      ============  ============      =============  =============
        Diluted                                                         9,822,026     9,271,054          9,542,032      9,271,054
                                                                      ============  ============      =============  =============






           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                       AFP Imaging Corporation and Subsidiaries
                                   Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
                                                  For the Nine Months Ended March 31, 2004 and 2003
                                                  -------------------------------------------------
                                                                   (Unaudited)

                                                                                                 Foreign
                               Comprehensive            Common       Paid-in                     Currency
                                   Income     Common     Stock     Capital In    Accumulated   Translation
                                   (Loss)      Stock    Warrants  Excess of Par    Deficit      Adjustment     Total
                               ------------- --------- ---------- ------------- -------------- -----------  ------------

Balance June 30, 2002                  $---   $92,710    $19,800   $11,545,883    $(8,823,057)   $(12,619)   $2,822,717

  Foreign currency translation
   adjustment                         1,470       ---        ---           ---            ---       1,470         1,470

  Net loss for nine months
   ended March 31, 2003          (1,613,595)      ---        ---           ---     (1,613,595)        ---    (1,613,595)
                               -------------
Comprehensive Loss              $(1,612,125)      ---        ---           ---            ---         ---           ---
                               ============= ---------------------------------------------------------------------------
Balance March 31, 2003                        $92,710    $19,800   $11,545,883   $(10,436,652)   $(11,149)   $1,210,592
                                             ========= ========== ============= ============== ===========  ============



Balance June 30, 2003                  $---   $92,710    $19,800   $11,545,883   $(10,338,464)       $---    $1,319,929

  Net income for nine months
   ended March 31, 2004             938,011       ---        ---           ---        938,011         ---       938,011
                               -------------
Comprehensive Income               $938,011       ---        ---           ---            ---         ---           ---
                               ============= ---------------------------------------------------------------------------
Balance March 31, 2004                        $92,710    $19,800   $11,545,883    $(9,400,453)       $---    $2,257,940
                                             ========= ========== ============= ============== ===========  ============


                              The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                   AFP Imaging Corporation and Subsidiaries
                                                    Consolidated Statements of Cash Flows
                                                For the Nine Months Ended March 31, 2004 and 2003
                                                -------------------------------------------------
                                                                  (Unaudited)

                                                                                                              2004          2003
                                                                                                           -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                                          $938,011   ($1,613,595)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
      Depreciation and amortization                                                                           159,964       205,042
      Cumulative effect of change in accounting principle                                                         ---     1,297,069
      Change in assets and liabilities:
         Decrease in accounts receivable                                                                      159,920       698,924
         (Increase)/decrease in inventories                                                                   (26,972)      353,402
         (Increase)/decrease in prepaid expenses and other assets                                              (6,988)        5,036
         Increase/(decrease) in accounts payable                                                              148,505      (576,790)
         Increase/(decrease) in accrued expenses                                                               49,855        (3,255)
                                                                                                           -----------  ------------

         Total adjustments                                                                                    484,284     1,979,428
                                                                                                           -----------  ------------

         Net cash provided by operating activities                                                          1,422,295       365,833
                                                                                                           -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                                                 (86,222)     (182,978)
                                                                                                           -----------  ------------
         Net cash used in investing activities                                                                (86,222)     (182,978)
                                                                                                           -----------  ------------

CASH FLOW FROM FINANCING ACTIVITIES:
         Borrowing of debt                                                                                        ---        89,355
         Repayment of debt                                                                                 (1,359,023)     (212,500)
                                                                                                           -----------  ------------
         Net cash used by financing activities                                                             (1,359,023)     (123,145)
                                                                                                           -----------  ------------

EXCHANGE RATE EFFECTS ON CASH AND CASH EQUIVALENTS                                                                ---         1,470
                                                                                                           -----------  ------------
         Net (decrease)/increase in cash and cash equivalents                                                 (22,950)       61,180

CASH AND CASH EQUIVALENTS, at beginning of period                                                             658,138       516,494
                                                                                                           -----------  ------------

CASH AND CASH EQUIVALENTS, at end of period                                                                  $635,188      $577,674
                                                                                                           ===========  ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the year for-
              Interest                                                                                       $126,580      $168,394
              Income taxes net of refunds                                                                     $11,534       $13,240




         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2004
--------------
(Unaudited)

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

The Company currently has two employee incentive stock option plans, under which approximately 1,600,000 shares of Common Stock are authorized and available for issuance. Under the terms of the plans, options to purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company. The Company accounts for these plans pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123," the Company's net income and earnings per share would have been reduced by an insignificant amount.

(2) Adoption of New Accounting Standards:
    -------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, ''Business Combinations'' ("SFAS 141") and SFAS No. 142, ''Goodwill and Other Intangible Assets'' (''SFAS 142''). These standards changed the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and required companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for the Company as of July 1, 2002 and for purchase business combinations consummated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (July 1, 2002) and at least annually thereafter.

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

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits-an Amendment of SFAS Nos. 87, 88 and 106". This revision to SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has determined that the provisions of Revised SFAS No. 132 did not have a material effect on the Company's results of operations or financial position.

(3) Basic and Diluted Income (Loss) Per Common Share:
    ------------------------------------------------

The computation of net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period, plus, in periods in which they have a dilutive effect, the effect of shares contingently issuable. The diluted weighted average number of shares outstanding includes 484,656 and 238,728 shares of common stock issuable upon exercise of outstanding stock options in the three months and nine months ended March 31, 2004 respectively; but does not include 462 and 309 shares of common stock issuable upon exercise of outstanding options in the three months and nine months ended March 31, 2003 respectively, as such amounts are antidilutive when there is a loss. The diluted weighted average number of shares outstanding includes 66,316 and 32,250 shares of common stock issuable upon the exercise of outstanding warrants in the three months and nine months ended March 31, 2004.

(4) Long and Short Term Debt:
    ------------------------

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then existing senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of March 31, 2004, the amount outstanding under the Revolving Credit Loan was $645,408 and the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, as amended. The Revolving Credit Loan has an interest rate of 1 3/4% over the prime rate, currently at 5 3/4%, a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Loan, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at an exercise price of $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to value these warrants, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

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

Included in debt are two subordinated promissory notes related to prior acquisitions. These notes total $768,056 at March 31, 2004, of which approximately $479,000 has been classified as a current liability.

The Company is dependent upon the Revolving Credit Loan to finance its overall operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. At May 7, 2004, the Company had available approximately $1,690,000 of unused credit under the Revolving Credit Loan.

(5) Inventory:
    ---------

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. At March 31, 2004 and June 30, 2003, inventories consist of the following:

                                               March 31, 2004      June 30, 2003
                                               --------------      -------------
Raw materials and sub-component parts            $1,310,202          $1,455,164
Work-in-process and finished goods                1,198,774           1,026,840
                                                ------------        ------------
                                                 $2,508,976          $2,482,004
                                                ============        ============

(6) Income Taxes:
    ------------

Income taxes are accounted for under the asset and liability method. No income tax benefits related to the losses reported in prior years have been recorded, in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the net operating losses. As a result, income earned in the current year is not subject to a tax provision for Federal or certain state purposes, as the Company will utilize a portion of these prior year net operating loss carryforwards. The Company's income tax provisions for the Fiscal 2004 and Fiscal 2003 nine-month periods relate to state or foreign income and capital taxes, net of any refunds received.

(7) Segment Information:
    -------------------

As of March 31, 2004, the Company had only one business segment, medical/dental, as the Company sold its graphic arts business to a third party in July 2001. All costs, associated with the disposition of the graphic arts business, were recorded in fiscal 2001. The medical/dental segment operations are conducted under the AFP and Dent-X trade names and consist of the design, development, manufacturing, marketing and sale of medical and dental film processors, imaging systems and all related accessories.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity
-------------------------------

The Company's working capital at March 31, 2004 increased by approximately $676,800 from June 30, 2003. This increase is principally due to internally generated funds, decreases in accounts receivable, an increase in accounts payable offset by reductions in the revolver debt and subordinated debt. The Company was able to obtain better credit terms from several vendors in Fiscal 2004, which increased the level of accounts payable.

On September 21, 2001, the Company established a new three-year senior secured credit facility (the "Revolving Credit Loan"), consisting of a $3.5 million revolving line of credit, which replaced its then existing senior secured credit facility. The Revolving Credit Loan is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. As of March 31, 2004, the Company was in compliance with all the terms and conditions of the Revolving Credit Loan, as amended. The Revolving Credit Loan has an interest rate of 1-3/4% over the prime rate, currently at 5 3/4 %, a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. In connection with the Revolving Credit Facility, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at an exercise price of $.32 per share, subject to an adjustment for all issuances of stock. The Black-Scholes method was used to value these warrants. The exercise price of these warrants was based on the stock price on the day prior to the closing of the Revolving Credit Loan, plus 10%, as provided in the Loan and Security Agreement for the Revolving Credit Loan.

Included in debt are two subordinated promissory notes related to prior dental company acquisitions. These notes total $768,056 in principal amount at March 31, 2004, of which approximately $479,000 has been classified as a current liability. The Company is current on all principal and interest payments due the note holders.

The Company's historical operating cash flows generally have been positive; however, the Company is dependent upon the Revolving Credit Loan to finance its ongoing operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company expects its working capital requirements will continue to be financed by operations and from borrowings, including the Revolving Credit Loan. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than the increase in sales levels and the ongoing litigation cases, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. At May 7, 2004, the Company had available approximately $1,690,000 of unused credit under the Revolving Credit Loan.

The Company's Revolving Credit Loan expires on September 21, 2004, at which time the Company expects to refinance it with the existing lender or a comparable lender with equivalent or improved terms and conditions.

Capital expenditures for the first nine months of Fiscal 2004 were $86,222 consisting of tooling, foundry and test equipment expenditures related to the design, development and production of the new imaging products; improvements in the Company's telephone system, computer system upgrades, and the purchase of a new modular trade show booth for national dental exhibitions. Where practical, the Company continues to conserve its cash. The Company expects to continue to finance any future capital requirements principally from internally generated funds. Capital expenditures are limited under the terms of the Revolving Credit Loan.

Results of Operations - Nine Months Fiscal 2004 Versus Nine Months Fiscal 2003
------------------------------------------------------------------------------

In June 2003, management developed a significant cost reduction program, which was implemented effective July 2003. These reductions included elimination of non-productive product lines, a 7% decrease in the work force, and numerous cost cutbacks throughout the Company. The Company expected to significantly reduce both direct and non-direct overhead costs as a result of this program. In Fiscal 2004, the Company reorganized its marketing/sales department resulting in increased operating efficiencies. Management was able to increase sales while simultaneously reducing total expenditures. Management continues to search for and develop new products that satisfy its niche markets in medical, dental and veterinary diagnostic imaging.

The Company began shipments of its new digital dental sensor, "EVA" (R), during November 2002, to international dealers and distributors. The Company received FDA clearance for the EVA sensor in March 2003, which permitted the Company to begin to market and distribute the product domestically. This digital sensor can also be used in veterinary dental applications. The Company is continuing to develop its sensors, accessories and related software, and anticipates both domestic and international growth in this product line.

Sales increased approximately $989,600 or 7.5% between the Fiscal 2004 and Fiscal 2003 nine-month periods. A significant portion of this increase is attributable to the introduction of the Company's digital products to the domestic marketplace. The balance of the increase in sales is attributable to increased domestic x-ray sales. Sales of the Company's remaining medical and dental products stayed relatively constant between the two nine month periods. International sales declined by approximately by $230,000 in the current nine-month period, mainly in medical equipment sales. The Company believes this decline can be attributed to uncertainty in the global markets earlier in Fiscal 2004, fluctuating currency exchange rates, and changing technologies in the marketplace.

Gross profit as a percent of sales increased 5.0 percentage points between the Fiscal 2004 and Fiscal 2003 nine-month periods. All product lines showed improvements in their margins, due to increased operating efficiencies. The product mix between manufactured and distributor goods were relatively constant between the two nine-month periods. Labor and overhead costs, which are included in cost of sales, were approximately $276,200 or 3.2 percentage points lower in the current nine-month period, due to the above-mentioned cost reductions.

Selling, general, and administrative costs decreased approximately $130,800 or 3.1%, between the Fiscal 2004 and Fiscal 2003 nine-month periods. Most of this decrease is attributable to the cost reduction plan implemented as of July 2003, offset by a 1% increase in marketing/selling costs to promote the new digital sensor and attendance at several more veterinary exhibition shows. Management reviewed all significant cost centers and eliminated or reduced many major expenses, including payroll and related benefit costs, communication, and travel and entertainment. Management will continue to monitor and control the level of discretionary spending.

Research and development costs decreased, approximately $120,100 or 28.7%, between the Fiscal 2004 and Fiscal 2003 nine-month periods. This decrease is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its new imaging products. The Company continues to invest in sustaining engineering and related costs for its existing products. Research and development costs are expected to continue to fluctuate between reporting periods.

Interest expense, net, decreased, approximately $41,100 or 25.6%, between the Fiscal 2004 and Fiscal 2003 nine-month periods, primarily due to several factors. There was approximately $546,000 less in average monthly revolving credit borrowings for the current nine-month period ended March 31, 2004; the prime rate of borrowing, upon which interest rates for all senior debt is based, was slightly lower in the current nine-month period; and the LIBOR rate of borrowing, upon which a subordinated note is based was significantly lower in the current nine-month period.

The income tax provisions for the nine-month periods in Fiscal 2004 and Fiscal 2003 primarily reflect certain state income and capital taxes. No tax benefit has been recognized for the losses incurred in prior years and therefore no tax provision has been recorded in the current year as these losses are utilized for income tax purposes.

In Fiscal 2003, in compliance with the FASB SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviewed its remaining goodwill, which related to the Swedish dental acquisition in April 1997, and determined that, under the revised accounting valuation rules, such goodwill had significantly diminished in value. Therefore, in compliance with SFAS No. 142, the Company took a one-time charge of $1,297,069 to completely write-off the goodwill associated with this acquisition. As the Company no longer has any goodwill, management does not expect that future compliance with SFAS No. 142 will have a material effect on the Company's financial position or results of operation, except for any potential future acquisitions involving goodwill or other intangible assets.

Results of Operations - Third Quarter Fiscal 2004 Versus Third Quarter Fiscal
2003
-----------------------------------------------------------------------------

Sales increased approximately $1,160,000 or 26.9% between the third quarter Fiscal 2004 and the third quarter Fiscal 2003. As with the nine-month analysis, a significant portion of this increase is attributable to the introduction of the Company's digital products to the domestic marketplace. Approximately $630,000 of this increase is due to new dental sales. The other dental products showed an approximate 10% increase through several varied product lines. The Company's medical product sales stayed relatively constant between the two three-month periods. International sales were relatively constant between the third quarter Fiscal 2004 and the third quarter Fiscal 2003.

Gross profit as a percent of sales increased 5.4 percentage points between the third quarter Fiscal 2004 and the third quarter Fiscal 2003. The dental products showed improvement in their margins, due to increased operating efficiencies and a slightly stronger US dollar. The product mix between manufactured and distributor goods were relatively constant between the two three-month periods. Labor and overhead costs, which are included in cost of sales, were approximately the same dollar amount; however, due to the significantly higher sales in the current third quarter, were 3.9 percentage points lower than the third quarter fiscal 2003. Overhead costs showed a decrease in labor and related benefit costs due to the cost reduction program implemented in July 2003. However, transportation costs were approximately $70,000 higher in the current third quarter due to the current volatility in the petroleum markets and the importation of more distributor goods in anticipation of the product mix for the fourth quarter of the current fiscal year.

Selling, general and administrative costs increased $116,000 or 8.4% between the third quarter Fiscal 2004 and the third quarter Fiscal 2003. This increase is due to several factors. The Company received approximately $40,000 in January 2003 (Fiscal 2003) as part of the final waste haulage settlement (for prior years) in Westchester, NY. Communication costs were reduced approximately $30,000 due to the elimination of unnecessary lines and equipment, and contract renegotiations. Sales and marketing costs increased approximately $100,000 due to payment of increased sales commissions based on the higher sales base and higher trade show costs due to attendance at more national and regional exhibitions. The Company also began to accrue funding for its profit sharing plan, effective January 2004. Management is continuing to review and monitor all significant cost centers and limit discretionary spending.

Research and developments costs decreased $28,200 or 22.4% between the third quarter Fiscal 2004 and the third quarter Fiscal 2003. This decrease is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its new imaging products. The Company continues to invest in sustaining engineering and related costs for its existing products.

Interest expense, net, decreased approximately $12,500 or 25.5% between the third quarter Fiscal 2004 and the third quarter Fiscal 2003. There was approximately $580,000 less in average monthly revolving credit borrowings for the current three-month period ended March 31, 2004; the prime rate of borrowing, upon which all senior debt is based, was slightly lower in the current quarter; and the LIBOR rate of borrowing, upon which a subordinated note is based was significantly lower in the current three-month period.

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


Item 3:   Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

Not Applicable.

Item 4:  Controls and Procedures.
---------------------------------

a) Evaluation of disclosure controls and procedures.
   -------------------------------------------------

Our co-chief executive officers and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a - 15 (e) of the Securities Exchange Act of 1934 (the "Act")). Based on their review and evaluation, the co-chief executive officers and chief financial officer have concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls.
    -----------------------------

During the nine months and quarter ended March 31, 2004, there were no significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were taken.

Part II Other Information
-------------------------

Item 1: Legal Proceedings
-------------------------

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

Reference is made to the product liability insurance action commenced in the Court of Common Pleas, Summit County, Ohio in 2003 alleging that the Company's equipment caused a fire on the plaintiff's premises in June 2001. The case was settled in February 2004 for less than the originally claimed amount, and included a release for any liability arising from this claim. The Company's insurance carrier was responsible for the settlement. Therefore, such settlement had no material effect on the Company.

As of March 31, 2004, there have been no significant changes to the status of the two environmental matters relating to property in New Jersey owned by the Company between August 1984 and June 1985.

Item 2: Changes in Securities and Use of Proceeds.
--------------------------------------------------

None

Item 3: Defaults Upon Senior Securities.
----------------------------------------

None

Item 4: Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None

Item 5: Other Information.
--------------------------

None

Item 6: Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits:
     --------

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



                                    AFP IMAGING CORPORATION



                                    /s/ David Vozick
                                    --------------------------------------------
                                    David Vozick
                                    Chairman of the Board
                                    Secretary, Treasurer
                                    Date:  May 14, 2004



                                    /s/ Donald Rabinovitch
                                    --------------------------------------------
                                    Donald Rabinovitch
                                    President
                                    (Principal Executive Officer)
                                    Date:  May 14, 2004


                                    /s/ Elise Nissen
                                    --------------------------------------------
                                    Elise Nissen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    Date:  May 14, 2004