Form 10-K
period 2004-06-30
AFP IMAGING CORP
filed 2004-09-27
CIK 319126

United States

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-K
         (X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 2004
                              or
         ( ) Transition Report Pursuant to Section 13 or 15 (d) of the
             Securities Exchange Act of 1934

         Commission File Number: 0-10832

                             AFP Imaging Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

            New York                              13-2956272
            --------                              ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


        250 Clearbrook Road, Elmsford, NY              10523
      ----------------------------------------       ----------
      (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (914) 592-6100
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

               X
             ----                             -----
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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of December 31, 2003 was approximately $3,831,533. On such date, the average of the closing bid and asked prices of the Registrant's Common Stock, as reported by the OTC Bulletin Board, was $0.65.

The registrant had 9,399,617 shares of Common Stock outstanding as of September 15, 2004.

The information required by Part III of Form 10-K is incorporated by reference to the registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders tentatively scheduled for December 10, 2004 to be filed with the Securities and Exchange Commission on or prior to October 28, 2004.

Introductory Note - Forward - Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," project," "expect," "believe," "would," "could," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to,
     --   adverse changes in general economic conditions,
     --   the Company's ability to repay its debts when due,
     --   changes in the markets for the Company's products and services,
     --   the  ability  of  the  Company  to   successfully   design,   develop,
          manufacture and sell new products,
     -- the Company's ability to successfully market its existing and new products,
     --   adverse  business  conditions,
     --   changing industry and competitive conditions,
     --   maintaining  operating  efficiencies,
     --   pricing pressures,
     --   risk associated with foreign operations,
     --   the Company's ability to attract and retain key personnel,
     -- difficulties in maintaining adequate long-term financing to meet the Company's obligations,
     --   changes  in  the  nature  or  enforcement  of  laws  and   regulations
          concerning  the  Company's  products,  services,   suppliers,  or  the
          Company's customers,
     --   determinations in various outstanding legal matters,
     --   changes in currency exchange rates and regulations, and
     -- other factors set forth in this Form 10-K and from time to time in the Company's other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-K for the year ended June 30, 2004, and the Company's other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward - looking statements made in this Annual Report on Form 10-K speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward - looking statements to reflect changes in the Company's expectations or future events.


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

b) Financial Information about Industry Segments

The Company is engaged in one industry segment, the manufacture and distribution of medical/dental x-ray equipment and accessories. Prior to July 2001, when the Company sold the assets related to its graphic arts subsidiary, the Company had been engaged in two industry segments, the manufacture and distribution of medical/dental x-ray equipment and accessories, and graphic arts processing equipment. The Company has agreed not to compete in this same business line of graphic arts film and plate processing equipment for ten years, to expire in July 2011. The Company's business segments were based on significant differences in the nature of their operations, including distribution channels and customers. The composition of the current industry segment is consistent with that used by the Company's management in making strategic decisions. See Note 10 to the Consolidated Financial Statements for further discussion of the Company's industry segments.

c) Narrative Description of Business

All of the Company's products are distributed worldwide through an unaffiliated dealer network to doctors, dentists, veterinarians, hospitals, medical clinics, the U.S. military, and other facilities.

Principal Products and Services

Digital Dental and Large Body DR and CR Imaging Systems
--------------------------------------------------------

The Company manufactures, distributes and services a filmless, digital dental radiography system, utilizing x-rays and electronic imaging technology. Such technology generates and captures a patient's dental images with an intraoral sensor and then displays the image on a computer screen that operates in a Windows-based software environment. These filmless, digital dental radiographic systems, referred to as DR Systems, have practical applications in both human and companion animal dentistry. The Company has developed proprietary application software for use with the sensor. The Company also distributes a Computed Radiology System, referred to as CR Systems, which utilize a reusable phosphorus plate and laser scanner in place of x-ray film. The plate can be erased and then re-exposed over a thousand times. The CR System is applicable to larger body x-ray examinations.

Medical, Dental and Industrial X-Ray Processors & Accessories
--------------------------------------------------------------

The Company manufactures and distributes a line of freestanding and table top medical, dental and industrial x-ray film processors, commonly referred to as an analog system. These machines are capable of processing or developing films of various sizes. The exposed film is inserted into equipment and returned to the operator developed, fixed, washed and dried. The equipment can be located either in a dark room site or adapted to a daylight loading system. These units are used for diagnostic x-ray imaging and industrial, non-destructive testing applications.

X-Ray Systems
--------------

The Company has the exclusive distribution rights in the North American and Mexican markets for a well established, European-designed intraoral dental x-ray machine and panoramic/cephalometric dental x-ray machine. The Company also has the North American distribution rights to a Japanese-developed panoramic/ cephalometric dental x-ray machine. The x-ray film exposed by all of these units can be developed in the Company's film processors. Alternatively, these x-ray products can be sourced and distributed with a digital, filmless sensor that is compatible with the Company's other digital x-ray products and software.

Veterinary Imaging and Radiographic Systems
--------------------------------------------

The Company manufactures and distributes a line of x-ray and related equipment specifically designed for the veterinary marketplace. These include intraoral x-ray systems, a filmless digital dental radiography system, film processors, dental veterinary film, and a large body CR filmless scanner used in conjunction with general radiographic equipment. These combined systems are tailored to allow the veterinarian to perform both dental and general radiography on companion animals.

Patents and Trademarks

The Company presently holds certain domestic and foreign utility patents, which, the Company believes, are material to the technology used in its products. The Company's intellectual property includes several patents obtained in connection with acquisitions completed in 1997. The Company is not aware of any patents or other intellectual property held by others that conflict with the Company's current product designs. The Company has agreed to pay a nominal royalty on the domestic sales of its digital dental systems to a third party under a license for the use of the third party's software format for the computer display of such images. The Company also has agreed to pay a royalty to a third party on the worldwide sales of its digital dental sensors, under a license to use the technology developed and owned by the third party. The principal technology applied to the construction of the Company's other products may be considered proprietary. Patent applications have been filed where appropriate. The Company owns several domestic and foreign trademarks, which it uses in connection with the marketing of its products, including AFP Imaging, DENT-X, EXCEL, and EVA, among others. The Company believes that these utility patents and trademarks are important to its operations and the loss or infringement by others of or to its rights to such patents and trademarks could have a material adverse effect on the Company.

Research and Development

The amounts spent by the Company during each of the Company's last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, are as follows:

        2004                          2003                         2002
        ----                          ----                         ----
      $397,444                      $553,991                     $499,829

The Company conducts research and development activities internally, at its Elmsford, New York facility, as well as contracts certain projects to qualified vendors and external consultants. The Company's research and development efforts and technologies have been enhanced by business acquisitions completed prior to 2001.

The Company's level of research and development spending is discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operation.

Raw Materials

The Company manufactures, assembles, and services its products at its ISO 9001/2000 (International Standards Organization) certified facility in Elmsford, New York. The Company's products are manufactured from parts, components and subassemblies obtained from several unaffiliated suppliers and/or fabricated internally at its manufacturing facility. In most cases, the Company does not utilize any unique procedures, nor does it traditionally have difficulties in obtaining raw materials or processes, in the design and manufacture of its products. Although the Company anticipates that an adequate commercial supply of most raw material parts and components will remain available from multiple sources, the Company does own proprietary designs and tooling to produce the digital x-ray sensors, which are in the physical possession of a Company vendor. While the loss of the Company's relationship with a particular supplier might result in some productions delays, such a loss is not expected to materially affect the Company's business, as the proprietary design is readily reproducible.

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

The Company conducts worldwide marketing and regional sales management efforts to promote all of its products and brand names. The Company advertises in domestic and international trade journals, provides sales support and literature, prepares technical manuals and conducts customer education and training programs in order to promote its products. In addition, the Company participates in domestic and international trade and clinical shows. The Company also maintains two separate web sites, which provide an easy-to-navigate, on-line information environment, including Company information, product description and extensive technical specifications and information.

                                       6
Government Regulation

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

Product Liability Exposure

The Company's business involves the inherent risk of product liability claims. The Company currently maintains general product liability insurance as well as an umbrella liability policy, which the Company believes are sufficient to protect the Company from any potential risks to which it may be subject. See
Item 3, Legal Proceedings, for further discussion of any outstanding product liability claims.

Seasonal Nature

Historically, the Company's fourth quarter revenues of any fiscal year have been higher than the subsequent first quarter's revenues. This is due to aggressive fourth quarter marketing, followed by lower customer demand in the first quarter attributed to summer holidays and traditional foreign business closings during July and August.

Working Capital Practices

The Company believes its practices regarding inventories, receivables or other items of working capital to be typical for the industry involved. On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan"), with its existing senior secured lender, for an additional three-year period. The maximum borrowing permitted under the Renewed Revolving Credit Loan is lower than that under the prior credit facility, based on the Company's current requirements. However, the Renewed Revolving Credit Loan has more favorable terms, including a lower interest rate and less stringent reporting requirements, than that under the prior credit facility and gives the Company the ability to borrow on a specific amount of foreign accounts receivable. The Renewed Revolving Credit Loan replaced the existing senior credit facility (the "Original Revolving Credit Loan"). The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 4-1/2 %, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances.

As of June 30, 2004, the Company was in compliance with all the terms and conditions of its Original Revolving Credit Loan, as amended. In connection with the Original Revolving Credit Loan, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to adjustment for all subsequent issuances of stock. This warrant expires on September 21, 2006. The Black-Scholes Method was used to value the warrant, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Original Revolving Credit Loan.

See Note 4 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the revised terms and conditions.

Customers

In the Company's fiscal year ended June 30th 2004 ("Fiscal Year 2004") sales of dental imaging equipment to Henry Schein Inc., accounted for approximately 11% of consolidated sales. In the Company's fiscal year ended June 30th 2003 ("Fiscal Year 2003"), sales of dental imaging equipment to Henry Schein Inc., and Patterson Dental Supply, each accounted for approximately 11% of consolidated sales. In the Company's fiscal year ended June 30th 2002 ("Fiscal Year 2002"), sales of dental imaging equipment to Henry Schein Inc., accounted for approximately 12% of consolidated sales. Management believes that the loss of this customer would have an adverse effect on the Company's consolidated business for a short period of time, as the Company seeks new customers.

Backlog Orders

As of June 30, 2004, the Company's backlog of orders for its products was approximately $1,192,100 as compared to $511,500 as of June 30, 2003. All of the orders included in the backlog at June 30, 2004 are scheduled for delivery on or before June 30, 2005. Spare part sales are not included in the Company's backlog calculations. In the opinion of the Company, fluctuations in the backlog and its size at any given time are not necessarily indicative of intermediate or long-term trends in the Company's business. Much of the Company's backlog can be canceled or the delivery dates of orders can be accelerated or extended without penalty. Delivery of capital equipment is frequently subject to changing budget conditions of medical institutions and end user clinical practitioners.

Government Contracts

The Company did not fulfill any significant contracts in Fiscal Year 2004 and Fiscal Year 2003 with the United States Government that were material to the Company's consolidated business. The Company fulfilled two contracts in Fiscal Year 2002 with the United States Government that were material to the Company's consolidated business. One Fiscal Year 2002 contract was with the Department of the Air Force for the delivery of X-ray Film Processors. The other Fiscal Year 2002 contract was with the Department of the Army for the delivery of Hand Held Dental X-ray Systems. The Company's policy is to be responsive to all governmental Requests for Quotations (RFQ), which can be fulfilled within the scope of the Company's product lines.

Competition

The Company's products utilize mechanical, as well as analog and digital electronic, technologies. The Company is subject to both foreign and domestic competition. The competition is characterized by significant investment in research and development of new technologies, products and services. Some competitors are well established in the film processor manufacturing and distribution businesses and may have greater financial, distribution resources and facilities than the Company. With respect to all of its products, the Company competes on the basis of price, features, product quality, applications, engineering, and promptness of delivery and customer service. The Company purchases certain products from others for resale on an exclusive or non-exclusive basis, which may be subject to competition from other independent distributors.

The Company also competes in the dental imaging market on the basis of its proprietary and patented technologies. Certain competitors have significant or greater resources and revenues in electronic digital imaging technologies and expertise in software development utilized in dental imaging products.

While the Company believes its products are competitive in terms of capabilities, quality and price, increased competition in the marketplace has had an adverse effect on the Company's business and, recent business mergers and acquisitions may continue to adversely affect the Company's business.

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

Employees

As of June 30, 2004, the Company employed 83 people on a full-time basis. The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.

d) Financial Information about Foreign and Domestic Operations and Export Sales

Financial information related to foreign and domestic operations and export sales for the last three fiscal years is as follows:

                                FY2004           FY 2003            FY 2002

Domestic Sales             $16,733,360  84%  $15,118,108  84%   $16,116,458  80%
Export and foreign sales    $3,099,550  16%   $2,932,560  16%    $3,970,430  20%

Domestic Operating Income   $1,585,477            $1,395           $396,078
Foreign Operating Loss       ($12,600)          ($1,940)           ($4,670)


Assets used in the manufacture of export sales are integrated with the other assets of the Company.

The Company liquidated its foreign subsidiary in September 2003.

Item 2.  Properties
-------------------

The Company's executive offices and manufacturing facility are located in Elmsford, New York. This facility, which comprises approximately 47,735 square feet, is subject to a lease expiring on December 31, 2009 with a current rental of $477,350 per year, increasing through the lease term to $525,085, plus increases for real estate taxes, utility costs and common area charges. The Company believes its facility is well maintained, in good operating condition, and sufficient to meet the Company's present and anticipated needs. In January 2002, the Company closed its small sales and marketing facility in Springfield, Virginia, where its graphic arts subsidiary had been located.


Item 3.  Legal Proceedings
--------------------------

The Company is a defendant in two claims regarding environmental issues relating to a property in New Jersey owned by the Company between August 1984 and June 1985. One claim filed relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. The Company maintains that its waste materials are of a general commercial nature. This claim was originally filed in 1998 by the Federal Government in United States District Court and the State of New Jersey, citing several hundred other third party defendants. The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved companies, in an alternative dispute resolution (ADR) process for smaller claims. No potential cost to the Company has been assessed on this claim, and the Company cannot assess the amount of liability that could result from any adverse final outcome of this environmental complaint.

A separate environmental claim was filed in 2001 as a civil complaint by the current owners of the factory site in the Superior Court of New Jersey, Morris County. This suit alleges that Kenro Corporation contaminated a portion of the site during its manufacturing process. The complaint seeks payment by Kenro Corporation to cover all costs (including attorney fees) to remedy the situation, which the plaintiff estimated to be $883,800. The Company has challenged this claim (including the reimbursement of attorney fees) and hired their own expert who concluded that the total clean-up costs should not exceed $347,500. The plaintiff's motion for summary judgment on the issue of the Company's alleged liability for the contamination was recently dismissed without prejudice by the presiding judge. The Company maintains it took the appropriate steps and secured clearance under the New Jersey Environmental Clean-up Responsibility Act (ECRA) at the time of sale, in 1985. The Company's insurance carrier initially has agreed to contribute a portion of the total settlement on this matter when settled. The Company's financial statements include a reserve for their potential liability based on the amount of the Company's expert's opinion, reduced by the amount agreed to be contributed by the Company's insurance carrier.

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



Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 2004.

Part II
--------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters
-------

a) Market Information

The Common Stock, par value $.01 per share, of the Company is the only class of the Company's common equity securities outstanding and is traded on the OTC Bulletin Board (Symbol "AFPC"), maintained by the National Association of Securities Dealers, Inc. The following table, based on information supplied by Commodity Systems Inc., shows the range of the closing high and low bid information for the Company's Common Stock for each quarterly period during the Company's last two fiscal years. These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

    Quarter ended                      High Bid                  Low Bid
    -------------                      --------                  -------
    September 30, 2002                   .22                       .12
    December 31, 2002                    .20                       .09
    March 31, 2003                       .17                       .11
    June 30, 2003                        .17                       .11
    September 30, 2003                   .32                       .14
    December 31, 2003                    .74                       .25
    March 31, 2004                       1.19                      .64
    June 30, 2004                        1.64                      1.02


b) Holders

As of September 16, 2004, the closing bid price for the Common Stock, as reported on the OTC Bulletin Board, was $1.32, and there were 441 shareholders of record of the Common Stock. The Company estimates, based on surveys conducted by its transfer agent in connection with the Company's 2003 Annual Meeting of Shareholders, that there are approximately 1,400 beneficial holders of the Common Stock.


c) Dividends

No cash dividends have been declared on the Company's Common Stock to date and the Company anticipates that any earnings will be retained for use in its business for the foreseeable future. The Company currently is prohibited from paying cash dividends on its Common Stock under the terms and conditions of its Renewed Revolving Credit Loan. The Company currently does not have a set policy with respect to payment of dividends. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.


d) Securities authorized for issuance under equity compensation plans

The following table sets forth as of June 30, 2004:
     -- the number of shares of common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company's shareholders and those granted under plans, including individual compensation contracts, not approved by the Company's shareholders (column A),
     -- the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and
     -- the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

                       (a)               (b)                (c)
  Plan Category     Number of          Weighted average   Number of
                    securities to be   exercise price     securities
                    issued upon        of outstanding     remaining
                    exercise of        options,           available for
                    outstanding        warrants and       future issuance
                    options, warrants  rights             under equity
                    and rights                            compensation
                                                          plans (excluding
                                                          securities
                                                          reflected in
                                                          column (a))

Equity compensation
plans approved by
security holders (1)      1,008,500            $0.57          591,500

Equity compensation
plan not approved by
security holders (2)              0                0          400,000

Total                     1,008,500            $0.57          991,500

     (1) The equity compensation plans approved by the security holders are the Company's 1999 Stock Option Plan and the 1995 Stock Option Plan, as amended.

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

Item 6.  Selected Financial Data

                                                                         As of and for the Years Ended June 30,

                                                2004             2003               2002               2001                2000
                                                ----             ----               ----               ----                ----
NET SALES                                   $19,832,910      $18,043,668         $20,086,888        $24,051,300         $25,366,998
                                            ===========      ===========         ===========        ===========         ===========

OPERATING INCOME (LOSS)                      $1,453,628           $(545)            $391,408    $(1,285,785)(b)       $(328,552)(c)
                                             ==========           ======            ========    ===============       =============

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF    $1,345,467       $(218,338)             $84,002    $(1,738,346)(b)       $(807,882)(c)
                                             ==========       ==========             =======    ===============       =============
CHANGE IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING           $--     $(1,297,069)                 $--                $--                 $--
                                                    ===     ============                 ===                ===                 ===
PRINCIPLE (a)

NET INCOME (LOSS)                            $1,345,467     $(1,515,407)             $84,002    $(1,738,346)(b)       $(807,882)(c)
                                             ==========     ============             =======    ===============       =============

EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     BASIC                                         $.15           $(.02)                $.01             $(.19)              $(.09)
                                                   ====           ======                ====             ======              ======
     DILUTED                                       $.14           $(.02)                $.01             $(.19)              $(.09)
                                                   ====           ======                ====             ======              ======

NET EARNINGS (LOSS) PER SHARE
      BASIC                                        $.15           $(.16)                $.01             $(.19)              $(.09)
                                                   ====           ======                ====             ======              ======
      DILUTED                                      $.14           $(.16)                $.01             $(.19)              $(.09)
                                                   ====           ======                ====             ======              ======

TOTAL ASSETS                                 $6,244,895       $6,043,855          $7,849,510         $8,635,214         $11,607,905
                                             ==========       ==========          ==========         ==========         ===========

LONG-TERM DEBT                                 $222,223         $630,556          $1,180,556         $2,359,033          $2,482,878
                                               ========         ========          ==========         ==========          ==========

SHAREHOLDERS' EQUITY                         $2,665,396       $1,319,929          $2,822,717         $2,717,233          $4,454,939
                                             ==========       ==========          ==========         ==========          ==========

SHAREHOLDERS' EQUITY PER COMMON SHARE              $.29             $.14                $.30               $.29                $.48
                                                   ====             ====                ====               ====                ====

COMMON SHARES OUTSTANDING,                    9,270,617        9,270,617           9,270,617          9,270,617           9,270,617
at end of period                              =========        =========           =========          =========           =========


CASH DIVIDENDS PER COMMON SHARE                    none             none                none               none                none


     (a) Upon adoption of SFAS 142 in the first quarter of Fiscal Year 2003, the Company recorded a one-time, non-cash charge of approximately $1,297,069, to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change. See Note 1 to the Consolidated Financial Statements for further discussion and required disclosures.

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

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operation
------------

The following should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

Capital Resources and Liquidity
-------------------------------

The Company's working capital increased by approximately $1,082,000 between Fiscal Year 2004 and Fiscal Year 2003. This increase is principally due to internally generated funds with corresponding reductions in the revolver debt, offset by reductions in long-term debt. The Company was able to obtain better credit terms from several vendors in Fiscal 2004, which allowed the Company to increase its level of accounts payable, while not adversely impacting its borrowing costs. The Company used the current availability from the revolving line of credit to make the required principal payments on the two subordinated notes. The Company is current on all of its principal payments.

On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan"), with its existing senior secured lender, for an additional three-year period. The maximum borrowing permitted under the Renewed Revolving Credit Loan is lower than that under the prior credit facility, based on the Company's current requirements. However, the Renewed Revolving Credit Loan has more favorable terms, including a lower interest rate and less stringent reporting requirements, than that under the prior credit facility and gives the Company the ability to borrow on a specific amount of foreign accounts receivable. The Renewed Revolving Credit Loan replaced the existing senior credit facility (the "Original Revolving Credit Loan"). The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 4-1/2 %, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances.

As of June 30, 2004, the Company was in compliance with all the terms and conditions of its Original Revolving Credit Loan, as amended. In connection with the Original Revolving Credit Loan, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to adjustment for all subsequent issuances of stock. This Warrant expires on September 21, 2006. The Black-Scholes Method was used to value the warrant, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Revolving Credit Loan.

Included in debt are two subordinated promissory notes related to prior dental company acquisitions. As of June 30, 2004, these notes total $630,556, of which $408,333 has been classified as a current liability. One note will be repaid in full as of December 31, 2004, and the second note will be repaid in full as of April 17, 2006.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Revolving Credit Loan to finance its ongoing operations. The Company expects its working capital requirements will continue to be financed by operations and from borrowings on the Renewed Revolving Credit Loan. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than an unexpected adverse conclusion to either of the ongoing environmental litigation cases, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable future. As of June 30, 2004, the Company had available $1,131,545 of unused credit under the Original Revolving Credit Loan. As of September 17, 2004, the Company had available $950,821 of unused credit under the Original Revolving Credit Loan. No assurances can be given that the Company will have sufficient cash flow in the long term.

Capital expenditures for Fiscal Year 2004 were approximately $107,512. This consisted mainly of several tooling, foundry and test equipment expenditures related to the design, development and production of the new imaging products; improvements to the Company's telephone system, computer system upgrades, and the purchase of a new modular trade show booth for national exhibitions, and other appropriate replacements in the normal course of operations. The Company expects to continue to finance any future capital requirements principally from internally generated funds. The total amount of capital expenditures was limited under the Original Revolving Credit Loan, and continues to be limited under the Renewed Revolving Credit Loan. The Company was in compliance with this requirement as of June 30, 2004.

Results of Operations - Fiscal 2004 vs. Fiscal 2003
----------------------------------------------------

In June 2003, management developed a significant cost reduction program, which was implemented effective July 2003. This program reduced overhead costs, both direct and non-direct, and payroll and related costs by over $500,000. These reductions included elimination of non-productive product lines, a 7% decrease in the work force, and numerous cost cutbacks throughout the Company. Management reviewed all significant cost centers and eliminated or reduced many major expenses, including payroll and related benefit costs, communication, and travel and entertainment. Management will continue to monitor and control the level of discretionary spending. In Fiscal Year 2004, the Company reorganized its marketing/sales department resulting in increased operating efficiencies. Management was able to significantly increase sales with only a modest increase in total expenditures. Management continues to search for and develop new products that satisfy its niche markets in medical, dental and veterinary diagnostic imaging.

The Company began shipments of its new digital dental sensor, "EVA" (R), in November 2002 to international dealers and distributors. The Company received FDA clearance for the EVA sensor in March 2003, which permitted the Company to begin to market and distribute the product domestically. This digital sensor can also be used in veterinary dental applications. The Company is continuing to develop its sensors, accessories and related software, and anticipates both domestic and international growth in this product line.

Sales increased approximately $1,789,200 or 10% between Fiscal Year 2004 and Fiscal Year 2003. A significant portion of this increase is attributable to the introduction of the Company's digital products to the domestic marketplace. Medical product sales, including veterinary products, showed an increase of $970,000. Dental product sales, including digital products, increased approximately $820,000, both domestically and internationally. The Company's analog products stayed relatively constant throughout the two periods. International sales increased approximately 6% in Fiscal Year 2004 compared to Fiscal Year 2003, mainly in dental equipment sales.

Gross profit as a percent of sales increased 4.4 percentage points between the Fiscal Year 2004 and Fiscal Year 2003. All product lines showed improvements in their margins, due to increased operating efficiencies. The product mix between manufactured and distributor goods stayed relatively constant between the two fiscal years. Labor and overhead costs, which are included in cost of sales, were approximately $240,000 lower and or 2.7 percentage points lower as a percent of sales in Fiscal Year 2004 compared to Fiscal Year 2003, due to the above-mentioned cost reductions.

Selling, general, and administrative costs increased approximately $178,500 or 3.2%, between Fiscal Year 2004 and Fiscal Year 2003. Most of this increase is attributable to a 7% increase in marketing/selling costs to promote the new digital sensor and the veterinary imaging products, including advertising and attendance at several more exhibition shows, offset by the results of the Company's cost reduction program developed in June 2003. Additionally, the Company increased its reserve on the environmental litigation related to the property in New Jersey, based upon the advise of their expert counsel in this matter.

Research and development costs decreased, approximately $156,500 or 28.3% between the Fiscal Year 2004 and Fiscal Year 2003. This decrease is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its new imaging products as well as the completion of several engineering projects and the introduction of these products into commercial use. The Company continues to invest in sustaining engineering and related costs for its existing products. Research and development costs are expected to continue to fluctuate between reporting periods.

Interest expense, net, decreased by approximately $49,900 or 24.1%, between Fiscal Year 2004 and Fiscal Year 2003 primarily due to several factors. There was approximately $566,000 less in average monthly revolving credit borrowings for the current year; the prime rate of borrowing, upon which interest rates for all senior debt is based, was slightly lower in the current period; and the LIBOR rate of borrowing, upon which a subordinated note is based was significantly lower in the current period.

The income tax benefit for Fiscal Year 2004 and the income tax provision for Fiscal Year 2003 primarily reflect certain state capital taxes and Federal alternative tax. In Fiscal Year 2004, the Company realized net operating losses previously subject to valuation allowances to offset federal and state income tax provisions. In Fiscal Year 2003, no tax benefit was recognized for the losses incurred.

In Fiscal Year 2003, in compliance with the FASB SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviewed its remaining goodwill, which related to the Swedish dental acquisition in April 1997, and determined that, under the revised accounting valuation rules, such goodwill had significantly diminished in value. Therefore, in compliance with SFAS No. 142, the Company took a one-time charge of $1,297,069 to completely write-off the goodwill associated with this acquisition. As the Company no longer has any goodwill, management does not expect that future compliance with SFAS No. 142 will have a material effect on the Company's financial position or results of operation, except for any potential future acquisitions involving goodwill or other intangible assets.


Results of Operations - Fiscal 2003 vs. Fiscal 2002
----------------------------------------------------

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

Sales decreased by approximately $2,043,000 or 10.2% between Fiscal year 2003 and Fiscal year 2002. The dental product sales decreased $681,000, due, in part, to the fact that Fiscal Year 2002 sales included approximately $260,000 more in sales to the US military, and the Company phased out its older digital sensor. The Company experienced a decline of about 7% in its analog dental products due to changing customer demands, competition and evolving replacement technology. The Company's medical product sales decreased approximately $1,635,000 between the two fiscal years. Fiscal Year 2002 included a large medical products sale to the US military of approximately $490,000, and there were no significant military sales in Fiscal 2003. There was approximately $700,000 lower sales attributable to the Company's medical ultrasound recording cameras, mainly due to significant technological changes away from analog processing in the marketplace. The Company experienced a decline of about 17% in its analog medical products due to changing customer demands. This decline was offset by a 31% increase in Fiscal year 2003 in the Company's veterinary line. The Company continues to focus efforts on the veterinary marketplace and expects to expand its veterinary product line. International sales declined approximately $1.0 million, mainly in medical products. The Company believes that the overall decline in equipment sales in Fiscal Year 2003 also can be attributed to uncertainty in the global markets, the weak US economy, and the impact of hostilities around the world.

Gross profit as a percent of sales increased slightly in Fiscal Year 2003 as compared to Fiscal Year 2002. The product mix between manufactured and distributed goods remained fairly constant between the two fiscal years. The Company was able to keep material costs as a percent of sales fairly constant, even though several distributor products are purchased from European sources in Euro denomination, which significantly strengthened in relation to the US dollar this current fiscal year. The Company reduced its direct labor costs and associated manufacturing overhead costs by approximately $280,000 in Fiscal Year 2003. However, due to the lower sales base, the percentages relative to sales remained constant.

Selling, general and administrative costs decreased by approximately $297,000 or 5.0% between Fiscal Year 2003 and Fiscal Year 2002. Approximately $76,000 relates to the collection (reducing expenses), in the first quarter Fiscal Year 2002, of a portion of a large receivable, which had been written off in 1993. The Company received approximately $40,000 in January 2003 as part of the final waste haulage settlement (for prior years) in Westchester, NY. There was approximately $144,000 less in amortization costs in the current fiscal year due to the change in accounting principle related to the treatment of goodwill. There was approximately $145,000 less in legal fees in Fiscal Year 2003 due to the settlement of several outstanding claims in Fiscal Year 2002. Additionally, the Company negotiated and received approximately $46,00 from its insurance carrier in Fiscal Year 2003 to help defray the legal costs associated with the outstanding environmental litigation. These legal costs will continue to be shared by the outside insurance carrier. There was approximately $180,000 less in sales commissions due to the lower sales volume in Fiscal Year 2003 compared to Fiscal Year 2002. The amount of commissions as a percent of sales stayed relatively constant between the two fiscal years. Costs related to trade shows increased about $25,000 due to attendance at a biannual international dental trade show in Germany (IDS) in March 2003 and attendance at several more national veterinary trade shows to further promote the veterinary product line. Management developed a significant cost reduction program in June 2003, which was made effective for Fiscal 2004. The Company expected to significantly reduce both direct and non-direct overhead costs as a result of this program.

Research and Development costs increased approximately $54,000 or 11% between Fiscal year 2003 and Fiscal Year 2002. This increase is mainly attributable to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its digital imaging products. The Company continues to invest in sustaining engineering and related costs for its existing analog products.

Interest expense, net, decreased, approximately $86,000 or 29%, between Fiscal Year 2003 and Fiscal Year 2002, primarily due to several factors. There was approximately $200,000 less in average monthly revolving credit borrowings in the current fiscal year; the Company was in violation of certain of its obligations with its previous lender in the first quarter Fiscal Year 2002 and, accordingly, incurred a penalty interest rate in Fiscal Year 2002 on all outstanding borrowings; and, the prime rate of borrowing, upon which all senior debt is based, was considerably lower in the current fiscal year.

The income tax provisions for Fiscal Year 2003 and Fiscal Year 2002, respectively, primarily reflect the nominal state taxes due. No tax benefit has been recognized for the losses incurred in prior years.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------

Not applicable.


Item 8. Financial Statements and Supplementary Data
-----------------------------------------------------




                                        AFP IMAGING CORPORATION AND SUBSIDIARIES


                                                                        CONTENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------









Reports of Independent Registered Public Accounting Firms            F-1 - F-2


Consolidated Financial Statements:

   Balance Sheet                                                        F-3
   Statement of Operations                                              F-4
   Statement of Shareholders' Equity and Comprehensive Income (Loss)    F-5
   Statement of Cash Flows                                              F-6
   Notes to Consolidated Financial Statements                        F-7 - F-19


Supplemental Schedule:

   Schedule of Valuation and Qualifying Accounts                       F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
AFP Imaging Corporation


We have audited the accompanying consolidated balance sheet of AFP Imaging Corporation and Subsidiaries (the "Company") as of June 30, 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AFP Imaging Corporation and Subsidiaries as of June 30, 2004 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 10, 2004, except for the third paragraph of Note 4, as to which the date is September 21, 2004

PREDECESSOR AUDITOR'S REPORT


Report of Independent Registered Public Accounting Firm


To the Shareholders of AFP Imaging Corporation

We have audited the accompanying consolidated balance sheet of AFP Imaging Corporation (a New York Corporation) as of June 30, 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the two year period then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AFP Imaging Corporation at June 30, 2003, and the consolidated results of their operations and their cash flows for the two year period then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on July 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.



                                                           /s/ Ernst & Young LLP
Stamford, Connecticut
August 25, 2003

                                  See Notes to Consolidated Financial Statements
                                                                             F-2

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------
                                                      CONSOLIDATED BALANCE SHEET

June 30,                                                                                     2004                 2003
------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                         $     331,993       $      658,138
  Accounts receivable, less allowance for doubtful accounts
   of $95,000 and $95,200, respectively                                                 2,503,760            2,249,481
  Inventories                                                                           2,704,009            2,482,004
  Prepaid expenses and other current assets                                               267,380               99,092
------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              5,807,142            5,488,715

Property and Equipment, net of accumulated depreciation
 of $1,114,540 and $1,582,697, respectively                                               388,271              452,267

Other Assets                                                                               49,482              102,873
------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                   $  6,244,895        $   6,043,855
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                  $  1,451,094        $   2,141,931
  Accounts payable                                                                        922,499              916,326
  Accrued expenses                                                                        847,923              926,742

-----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         3,221,516            3,984,999

Long-term Debt                                                                            222,223              630,556

Deferred Rent                                                                             135,760              108,371

-----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 3,579,499            4,723,926
-----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
  Common stock - $.01 par value; authorized 30,000,000 shares,
    issued and outstanding 9,270,617 shares                                                92,710               92,710
  Common stock warrants                                                                    19,800               19,800
  Paid-in capital                                                                      11,545,883           11,545,883
  Accumulated deficit                                                                  (8,992,997)         (10,338,464)
------------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                        2,665,396            1,319,929

------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                     $  6,244,895        $   6,043,855
========================================================================================================================


                                  See Notes to Consolidated Financial Statements
                                                                             F-3

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

Year ended June 30,                                                         2004               2003               2002
------------------------------------------------------------------------------------------------------------------------

Net sales                                                           $ 19,832,910       $ 18,043,668      $  20,086,888

Cost of sales                                                         12,178,072         11,864,995         13,273,218
------------------------------------------------------------------------------------------------------------------------

Gross profit                                                           7,654,838          6,178,673          6,813,670

Selling, general and administrative expenses                           5,803,766          5,625,227          5,922,433

Research and development expenses                                        397,444            553,991            499,829
------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                1,453,628               (545)           391,408

Interest expense, net of interest income                                 157,015            206,878            293,089
------------------------------------------------------------------------------------------------------------------------

Income (loss) before provision (benefit) for
 income taxes                                                          1,296,613           (207,423)            98,319

Provision (benefit) for income taxes                                     (48,854)            10,915             14,317
------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of change
 in accounting principle                                               1,345,467           (218,338)            84,002

Cumulative effect of change in accounting principle                           --          (1,297,069)               --

------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $  1,345,467       $ (1,515,407)     $      84,002
========================================================================================================================

Income (loss) per share before cumulative effect
 of change in accounting principle:
  Basic                                                             $        .15       $       (.02 )    $         .01
  Diluted                                                           $        .14       $       (.02)     $         .01
========================================================================================================================

Net income (loss) per common share:
  Basic                                                             $        .15       $       (.16)     $         .01
  Diluted                                                           $        .14       $       (.16)     $         .01
========================================================================================================================


                                  See Notes to Consolidated Financial Statements
                                                                             F-4

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
-------------------------------------------------------------------------------

Years ended June 30, 2002, 2003 and 2004
-------------------------------------------------------------------------------


                                                                                                        Foreign
                                                              Common                                    Currency
                               Comprehensive      Common       Stock        Paid-in      Accumulated   Translation
                               Income (Loss)      Stock       Warrants      Capital        Deficit      Adjustment      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2001                   --      $ 92,710           --     $ 11,545,883  $ (8,907,059) $   (14,311)  $   2,717,223
Common stock warrants                   --          --     $     19,800           --            --           --            19,800
Foreign currency translation
  adjustment                    $      1,692        --             --             --            --          1,692           1,692
Net income                            84,002        --             --             --          84,002         --            84,002
                                ------------
Comprehensive loss              $     85,694
                                ============
----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2002                             92,710         19,800     11,545,883    (8,823,057)     (12,619)      2,822,717
Foreign currency translation
  adjustment                    $      1,470        --             --             --            --          1,470           1,470
Reclassification adjustment           11,149        --             --             --            --         11,149          11,149
Net loss                          (1,515,407)       --             --             --      (1,515,407)        --        (1,515,407)
                                ------------
Comprehensive loss              $ (1,502,788)
                                ============
----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2003                             92,710         19,800     11,545,883   (10,338,464)        --         1,319,929
Net income                      $  1,345,467        --             --             --       1,345,467         --         1,345,467
                                ===========
----------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2004                   --      $ 92,710   $     19,800   $ 11,545,883  $ (8,992,997) $    - 0 -    $   2,665,396
==================================================================================================================================


                                  See Notes to Consolidated Financial Statements
                                                                             F-5

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES


                                            CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------

Years ended June 30,                                              2004            2003              2002
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                            $ 1,345,467    $(1,515,407)   $    84,002
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                                  159,823        202,685        354,688
    Loss on disposal of property and equipment                      11,685           --             --
    Cumulative effect of change in accounting principle               --        1,297,069           --
    Reclassification of translation adjustments included
     in net loss                                                      --           11,149           --
    Provision for losses on accounts receivable                      5,989         49,344         64,248
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable                  (260,268)       179,368        134,105
      (Increase) decrease in inventories                          (222,005)       334,069        331,329
      (Increase) decrease in prepaid expenses and other
        current assets                                            (168,288)        41,499         (9,871)
      Decrease (increase) in other assets                           53,391         64,419        (57,584)
      Increase (decrease) in accounts payable                        6,171       (359,986)       375,871
      (Decrease) increase in accrued expenses                      (78,819)       158,058       (125,847)
      Increase in deferred rent                                     27,389           --             --
---------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                 880,535        462,267      1,150,941
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of graphic arts business                         --             --          340,815
  Purchases of property and equipment                             (107,512)      (221,154)       (34,008)
---------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities      (107,512)      (221,154)       306,807
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowing of debt                                                   --          226,838      1,801,065
  Repayments of debt                                            (1,099,168)      (327,777)    (2,942,287)
---------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                  (1,099,168)      (100,939)    (1,141,222)
---------------------------------------------------------------------------------------------------------
Exchange rate effects on cash and cash equivalents                    --            1,470          1,692
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              (326,145)       141,644        318,218

Cash and cash equivalents at beginning of year                     658,138        516,494        198,276
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $   331,993    $   658,138    $   516,494
=========================================================================================================
Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                   $   161,266    $   213,040    $   298,631
=========================================================================================================
    Income taxes                                               $    13,528    $    19,702    $    16,115
=========================================================================================================


                                  See Notes to Consolidated Financial Statements
                                                                             F-6

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------


  1.  NATURE OF BUSINESS AND  AFP Imaging Corporation  together with its subsidiaries (the "Company"),  was organized
      SIGNIFICANT ACCOUNTING  on September  20, 1978 under the laws of the State of New York.  The Company is engaged
      POLICIES:               in the business of designing, developing,  manufacturing and distributing equipment for
                              generating,   capturing  or  producing   medical  and  dental  images  through  digital
                              technology  as well as the  chemical  processing  of  photosensitive  materials.  These products are used by medical,  dental,  veterinary  and industrial  professionals.  The
                              Company's  products are  distributed to worldwide  markets,  under various brand names, through a network of independent and unaffiliated dealers.

                              In  September  2003,  the  Company   completely   dissolved  two  of  its  wholly  owned
                              subsidiaries:  LogEtronics  Corporation  and Regam Medical  Systems AB. The Company sold selected  assets of its graphic arts business in July 2001,  which had been  distributed through  LogEtronics  Corporation.  Upon completion of the transfer of the manufacturing operations to the United States, the Company,  in accordance with Swedish law, dissolved
                              Regam Medical Systems AB.

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

                              The Company  maintains cash in bank deposit accounts which, at times,  exceed federally insured limits.  The Company has not experienced any losses on these accounts.

                              Inventories,  which include material,  labor and manufacturing  overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value).

                              Machinery and equipment are depreciated  using  straight-line  and accelerated  methods over  their  estimated  useful  lives,  ranging  from three to seven  years.  Leasehold improvements  are  depreciated  on a  straight-line  basis  over the  shorter  of their estimated useful lives or the life of the lease.

                              Research and  development  costs are charged to expense as  incurred.  These costs have been incurred in connection with the design and development of the Company's products.

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------



                              The Company has elected,  in  accordance  with the  provisions of SFAS No. 123, to apply the current  accounting  rules under APB Opinion No. 25 and related  interpretations  in accounting  for stock  options  and,  accordingly,  is  presenting  the  disclosure-only information  as required  by SFAS No.  123.  If the  Company  had  elected to  recognize compensation  cost based on the fair value of the options  granted at the grant date, as prescribed  by SFAS No. 123, the  Company's  net income (loss) and net income (loss) per common share would approximate the pro forma amounts shown in the following table:

                              June 30,                                              2004            2003          2002
                             -----------------------------------------------------------------------------------------

                              Net income (loss), as reported                  $1,345,467     $(1,515,407)     $ 84,002
                              Deduct:
                                Stock compensation expense
                                 determined under fair-value-based
                                 method for all awards, net of  related
                                 tax effect                                     (231,815)         (2,766)      (19,461

                             -----------------------------------------------------------------------------------------
                              Pro forma net income (loss)                     $1,113,652     $(1,518,173)     $ 64,541
                             =========================================================================================

                              Basic net income (loss) per share,
                               as reported                                    $      .15     $      (.16)     $    .01
                              Basic net income (loss) per share,
                               pro forma                                      $      .13     $      (.16)     $    .01

                              Diluted net income (loss) per share,
                               as reported                                    $      .14     $      (.16)     $    .01
                              Diluted net income (loss) per share,
                               pro forma                                      $      .12     $      (.16)     $    .01
                             -----------------------------------------------------------------------------------------


                              The fair  value of each  option  grant  was  estimated  on the date of grant  using the
                              Black-Scholes  option pricing model and the following  assumptions for grants in fiscal
                              2004,  2003 and 2002:  dividend yield of 0%;  expected  volatility  ranging from 62% to
                              155%;  expected  life of five to ten years;  and  risk-free  interest rate ranging from
                              3.4% to 5.8%.

                              Revenue  and  expenses  of the  Company's  foreign  operations  were  translated  at the applicable  weighted-average  rates of  exchange in effect  during the period  reported.
                              The Company  liquidated  its foreign  operation and  reclassified  the foreign  currency translation  adjustment  to the net loss in  fiscal  2003.  Any  transaction  gains  and losses are included in net income.

                              Accounts  receivable are recorded at the invoiced  amount and do not bear interest.  The allowance  for  doubtful  accounts  is the  Company's  best  estimate  of the  amount of probable  credit  losses in the  Company's  existing  accounts  receivable.  The Company establishes  an allowance  for doubtful  accounts  based upon  factors  surrounding  the credit risk of specific customers,  historical trends and other information.  Receivable balances are reviewed on an aged basis and account  balances are charged off against the allowance  after all means of  collection  have been  exhausted  and the  potential  for recovery is doubtful.

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------

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

                              The  computation  of net  income  (loss)  and income  (loss)  per  common  share  before cumulative effect of change in accounting  principle is based upon the  weighted-average number  of common  shares  outstanding  during the period plus, in periods in which they have a dilutive effect,  the effect of common shares  contingently  issuable.  Basic and diluted net income (loss) per common share and income (loss) per common share before cumulative effect of change in accounting principle for the fiscal years ended 2004,
                              2003 and 2002 is presented below:

                              June 30,                                              2004            2003          2002
                             -------------------------------------------------------------------------------------------

                              Income (loss) before cumulative
                               effect of change in accounting
                               principle                                      $1,345,467    $   (218,338)  $    84,002

                             ==========================================================================================
                              Net income (loss)                               $1,345,467     $(1,515,407)  $    84,002
                             ==========================================================================================

                              Weighted-average common stock
                               outstanding - basic                             9,270,617       9,270,617     9,270,617
                             ==========================================================================================

                              Basic:
                                Income (loss) per share before
                                 cumulative effect of change in
                                 accounting principle                         $      .15    $       (.02)   $      .01
                                Net income (loss) per share                   $      .15    $       (.16)   $      .01
                             =========================================================================================

                              Weighted-average common stock
                               outstanding - basic                             9,270,617       9,270,617     9,270,617

                              Dilutive effect of stock options                   361,571              --           375
                             -----------------------------------------------------------------------------------------
                              Weighted-average common stock
                               outstanding - diluted                           9,632,188       9,270,617     9,270,992
                             =========================================================================================
                              Diluted:
                               Income (loss) per share before
                               cumulative effect of change in
                               accounting principle                           $      .14    $       (.02)   $      .01
                               Net income (loss) per share                    $      .14    $       (.16)   $      .01
                             =========================================================================================

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------


                              The  diluted  income  (loss) per common  share  before  cumulative  effect of change in accounting  principle  computation  reflects the effect of common  shares  contingently issuable  upon the  exercise  of warrants  and  options in periods in which  conversion would cause dilution.  The diluted  weighted-average  number of shares  outstanding for the years  ended June 30,  2004 and 2003 did not  include  the  potential  exercise  of
                              81,000 and 945,000 stock options, respectively, as such amounts are antidilutive.

                              In June 2001, the Financial  Accounting  Standards Board (the "FASB") issued Statements
                              No.  141,  Business  Combinations  ("SFAS No.  141") and No.  142,  Goodwill  and Other
                              Intangible  Assets  ("SFAS  No.  142").  These  standards  change  the  accounting  for business  combinations  by, among other  things,  prohibiting  the  prospective  use of pooling-of-interests  accounting and requiring  companies to stop  amortizing  goodwill and certain  intangible  assets  with an  indefinite  useful  life  created by business combinations accounted for using the purchase method of accounting.  Instead,  goodwill and  intangible  assets deemed to have an indefinite  useful life will be subject to an annual  review  for  impairment.  SFAS No.  141 was  effective  for  purchase  business combinations  consummated  after June 30,  2001.  The Company  adopted  SFAS No. 142 on
                              July 1,  2002.  SFAS No. 142 requires  that  goodwill and  intangible  assets deemed to have an indefinite  useful life be reviewed for  impairment  upon adoption and annually thereafter.

                              Under SFAS No. 142,  goodwill  impairment is deemed to exist if the net book value of a reporting  unit exceeds its estimated fair value.  The Company has one reporting  unit, which  comprises  its entire  operating  segment.  This  methodology  differs  from the
                              Company's  previous policy,  as permitted under accounting  standards  existing at that time, of using undiscounted cash flows to determine if goodwill is recoverable.

                              Upon  adoption of SFAS No.  142,  the Company  recorded a one-time,  noncash  charge of
                              $1,297,069  ($.14 basic and diluted loss per common share) to reduce the carrying value of its  goodwill.  Such  charge is  nonoperational  in  nature  and is  reflected  as a cumulative  effect of an accounting change in the accompanying  consolidated  statement of operations.  In calculating the impairment  charge,  the fair value of its reporting unit was estimated by comparison to the Company's quoted market  capitalization at July
                              1, 2002 since the reporting unit represents all of the Company's operations.

                              The results for the years ended June 30, 2002 on a historical  basis do not reflect the provisions of SFAS No. 142. Had the Company adopted the  nonamortization  provisions of
                              SFAS No. 142 on July 1, 2001,  the historical net income (loss) for the year ended June
                              30, 2002 would have been $228,022 ($.02 per basic and diluted common share).

                              Certain  prior-year  amounts have been  reclassified  to conform to the  current-period presentation.

                              Management does not believe that any recently issued, but not yet effective,  accounting standards  if  currently  adopted  would  have a  material  effect  on the  accompanying consolidated financial statements.

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------



2.  INVENTORIES:              Inventories consist of the following:

                              June 30,                                                          2004              2003
                             -------------------------------------------------------------------------------------------

                              Raw materials and subcomponent parts                      $  1,354,424      $  1,455,164
                              Work-in-process and finished goods                           1,348,585         1,026,840

                             -------------------------------------------------------------------------------------------
                                                                                          $2,704,009        $2,482,004
                             ===========================================================================================


3. PROPERTY AND EQUIPMENT:    Property and equipment, at cost, consists of the following:

                              June 30,                                                          2004              2003
                             -------------------------------------------------------------------------------------------

                              Leasehold improvements                                    $    232,139      $    318,260
                              Machinery and equipment                                      1,270,672         1,716,704
                             -------------------------------------------------------------------------------------------

                                                                                           1,502,811         2,034,964
                              Less accumulated depreciation and amortization              (1,114,540)       (1,582,697)

                             -------------------------------------------------------------------------------------------
                                      Property and equipment, net                       $    388,271      $    452,267
                             ===========================================================================================


                              Depreciation  and  amortization  was  $159,823,  $202,685 and $210,688 for the years ended June 30, 2004, 2003 and 2002, respectively.

                              The Company retired $639,665 and $346,239 of assets during fiscal 2004 and fiscal 2003, respectively.


4.  DEBT:                     On September 21, 2001,  the Company  established  a three-year  senior  secured  credit facility (the "Original Revolving Credit Loan"),  consisting of a $3,500,000  revolving line of credit.  The  Original  Revolving  Credit  Loan,  as  amended,  was  secured by substantially all of the Company's  assets,  required that certain financial ratios and net worth  amounts be maintained  and  prohibited  the paying of dividends.  As of June
                              30, 2004,  the Company was in compliance  with all terms and conditions of the Original
                              Revolving  Credit Loan. The Revolving  Credit Loan had an interest rate of prime (4% at
                              June 30, 2004) plus 1.75%,  had a specific  formula to calculate  available funds based on eligible accounts receivable and inventory,  and had certain reporting  requirements to the senior secured lender.

                              In connection with this facility,  the Company issued a five-year warrant to the lender for the purchase of 100,000 shares of the Company's  stock at $0.32 per share,  subject to an adjustment  for all  subsequent  issuances of stock.  The Black-  Scholes  option pricing model was used to value these warrants,  and the stock purchase price was based on the stock price the day prior to  closing,  plus 10% as  stipulated  in the Loan and
                              Security Agreement for the Revolving Credit Loan.


                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------




                              On September  21, 2004,  the Company  renewed its senior  secured  credit  facility (the
                              "Renewed  Revolving  Credit  Loan") for an  additional  three-year  period.  The Renewed
                              Revolving  Credit  Loan  replaced  the  Original  Revolving  Credit  Loan.  The  Renewed
                              Revolving  Credit  Loan  consists of a  $2,500,000  revolving  line of credit,  which is secured by all of the Company's inventory, accounts receivable,  equipment, officer life insurance  policies  and proceeds  thereof,  trademarks,  licenses,  patents and general intangibles.  The Renewed  Revolving  Credit Loan has an interest rate of prime (4.5% at
                              September 21, 2004) plus 1.375%,  has a specific  formula to calculate  available  funds based  on  eligible  accounts  receivable  and  inventory,  and  has  certain  reporting requirements to the senior secured lender.  The Renewed  Revolving  Credit Loan requires that  certain  financial  ratios  and net  worth  amounts  be  maintained.  The  Renewed
                              Revolving  Credit Loan  provides for  increases  in the interest  rate charged on monies outstanding under specific circumstances.

                              As of June 30, 2004 and 2003, debt consisted of the following:

                              June 30,                                                       2004                 2003
                              --------------------------------------------------------------------------------------------

                              Revolver                                                $ 1,042,761          $ 1,591,931
                              Nystrom subordinated note payable (a)                       488,889              755,556
                              Dental product line subordinated note payable (b)           141,667              425,000
                              --------------------------------------------------------------------------------------------

                                                                                        1,673,317            2,772,487
                              Less current portion                                     (1,451,094)          (2,141,931)

                              --------------------------------------------------------------------------------------------
                                      Total long-term debt                           $    222,223         $    630,556
                              ============================================================================================
                               (a)  This  note  payable  consists  of  an  $800,000   promissory  note  to  ACG
                                    Nystromgruppen  AB  ("Nystrom"),  the  former  parent of a  Swedish  dental company.  Under the terms of this note, as amended,  interest only was paid quarterly  for  the  first  three  years,  followed  by  36  equal  monthly installments of $22,222 plus interest on the unpaid balance, which began in
                                    May 2003.  The  Nystrom  promissory  note  bears  interest  at a rate reset annually based on the LIBOR plus 2%. The  applicable  interest rate at June
                                    30, 2004 was 3.61%.

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


                              At June 30, 2004,  the Company had available  $1,131,545 of unused lines of credit under the facility.

                              Due to the  short-term  nature of the  majority of the debt as well as  borrowing  rates currently  available to the Company,  the fair market value of all of the Company's debt approximates its carrying value.

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------







                              Maturities of debt by fiscal year are as follows:

                              Year ending June 30,

                                        2005                                                                $1,451,094
                                        2006                                                                   222,223

                             --------------------------------------------------------------------------------------------
                                                                                                            $1,673,317
                             ============================================================================================


5.  ACCRUED EXPENSES:         Accrued expenses consist of:

                              June 30,                                                       2004                 2003
                              -------------------------------------------------------------------------------------------

                              Accrued environmental claim (see Note 9)                   $200,000            $  50,000
                              Accrued payroll expenses                                    338,418              406,127
                              Accrued expenses - other                                    309,505              470,615

                              -------------------------------------------------------------------------------------------
                                                                                         $847,923             $926,742
                              ===========================================================================================


  6.  COMMON STOCK OPTIONS    The Company has two employee  incentive  stock  option  plans under which  approximately
      AND STOCK               1,600,000  shares of common  stock are  authorized  and  available  for  issuance.  Most
      PURCHASE PLAN:          options  that are granted  under the plans are fully  vested when  granted.  The Company accounts  for these  plans  pursuant  to  Accounting  Principles  Board  Opinion No. 25,
                              Accounting  for Stock Issued to  Employees,  ("APB No. 25") under which no  compensation costs have been  recognized.  Under the terms of the plans,  options to purchase  common stock of the Company  may be granted at not less than 100% of the fair  market  value of the stock on the date of grant,  or 110% of the fair market  value if granted to persons owning more than 10% of the outstanding stock of the Company.

                              Transactions under the plans for fiscal 2004, 2003 and 2002 are as follows:
                              -------------------------------------------------------------------------------------------

                              Year ended June 30,                2004               2003                2002

                                                                      Weighted-           Weighted-           Weighted-
                                                                       average             average            average
                                                             Options    Price    Options    Price   Options     Price
                             --------------------------------------------------------------------------------------------

                              Outstanding, beginning
                               of fiscal year               945,000      $.42    1,229,500    $.51   1,288,500      $.49
                              Granted                       259,500      1.13       24,000     .13      30,000       .97
                              Forfeited                    (155,000)      .49       (8,500)    .51     (37,000)      .31
                              Expired                       (41,000)     1.00     (300,000)    .75     (52,000)      .50
                             --------------------------------------------------------------------------------------------

                              Outstanding, end of
                                   fiscal year            1,008,500      $.57      945,000    $.42   1,229,500      $.51

                             ============================================================================================
                              Exercisable at June 30        708,500                645,000             929,500
                             ============================================================================================

                              Weighted-average fair value of
                               options granted during years
                               ended June 30                   $.89                  $.13                 $.65
                             ============================================================================================

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------






                              At June 30, 2004, the range of exercise prices is as follows:

                                                               Options Outstanding               Options Exercisable
                                                  ------------------------------------------  -------------------------
                                                                    Weighted-
                                                    Number           average      Weighted-     Number        Weighted-
                                                  Exercisable       Remaining      average    Exercisable     average
                                   Range of       at June 30,      Contractual    Exercise    at June 30,     Exercise
                              Exercise Prices        2004         Life (Years)      Price        2004           Price
                              -------------------------------------------------------------------------------------------
                              $ .11  - $ .50        711,500            3.4      $     .32        411,500        $  .32
                              $ .53  - $ .81         25,500            5.9            .61         25,500           .61
                              $1.06  - $1.75        253,500            8.4           1.18        253,500          1.18
                              $2.00  - $2.26         18,000            4.8           2.16         18,000          2.16
                              ------------------------------------------------------------------------------------------
                                                  1,008,500            4.7      $     .57        708,500        $  .68
                              ==========================================================================================


                              The Company has a restricted  stock  purchase plan under which 400,000 shares have been reserved for issuance.  No shares of  restricted  stock have been issued as of June 30,
                              2004.


7.  INCOME TAXES:             The income (loss) before provision for income taxes is comprised of the following:

                              June 30,                                              2004            2003          2002
                              ------------------------------------------------------------------------------------------

                              United States                                   $1,309,213       $(205,483)     $102,989
                              Foreign                                            (12,600)         (1,940)       (4,670)
                              ------------------------------------------------------------------------------------------
                              Total                                           $1,296,613       $(207,423)    $  98,319
                              ==========================================================================================


                              The provision (benefit) for income taxes is comprised of the following:

                              June 30,                                              2004            2003          2002
                              ------------------------------------------------------------------------------------------
                              Current:
                                Federal                                         $ 20,000              --            --
                                State                                             13,530         $10,915       $14,317
                                Adjustment to income tax liability
                                 accounts                                        (82,384)             --            --
                              ------------------------------------------------------------------------------------------
                              Total                                             $(48,854)        $10,915       $14,317
                              ==========================================================================================

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------



                               The difference  between the provision for income taxes at the effective  federal
                               statutory  rates  and  the  amounts  provided  in  the  consolidated   financial
                               statements is summarized as follows:

                              June 30,                                              2004            2003          2002
------------------------------------------------------------------------------------------------------------------------
                              Tax provision (benefit) at federal
                               statutory rates                                 $ 440,848        $(70,524)     $ 33,428
                              Increase (decrease) in tax provision
                               resulting from:
                                State income tax provision                        13,530          10,915        14,317
                                Foreign losses not benefited                         --              660         1,588
                                U.S. losses not benefited                            --           69,864            --
                                Adjustment to income tax liability
                                 accounts                                        (82,384)             --            --
                                Utilization of federal and state
                                 operating loss carryforwards                   (420,848)             --       (36,271)
                                Other                                            -                    --         1,255

                              ------------------------------------------------------------------------------------------
                              Provision for income taxes                      $  (48,854)       $ 10,915      $ 14,317
                              ==========================================================================================


                              The items that comprise the deferred tax balance are as follows:

                              June 30,                                                       2004                 2003
                              ------------------------------------------------------------------------------------------

                              Depreciation and amortization                          $    945,800         $    900,208
                              Accrued liabilities and reserves not
                               currently deductible                                       207,700              103,332
                              Inventory                                                    76,600               59,132
                              Net operating loss carryforwards                          3,321,300            2,914,070
                              ------------------------------------------------------------------------------------------

                                                                                        4,551,400            3,976,742
                              Deferred tax asset valuation reserve                     (4,551,400)          (3,976,742)

                              ------------------------------------------------------------------------------------------
                              Tax asset recognized on balance sheet                $      - 0 -         $      - 0 -
                              ==========================================================================================


                              Net operating loss  carryforwards  ("NOLs")  amounting to  approximately  $7,700,000 at
                              June 30, 2004,  will expire  beginning  in 2010.  The NOLs are subject to review by the
                              Internal  Revenue  Service.  Future changes in ownership of the Company,  as defined by
                              Section 382 of the Internal  Revenue Code, could limit the amount of NOLs available for use in any one year.  The  Company  recorded  the  above  valuation  reserve,  based on management's  conclusion  that it is more likely than not that future  operations  will not generate  sufficient  taxable  income to realize the deferred tax assets during the carryforward period for these tax attributes.

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------



8.  PROFIT-SHARING PLAN:      The Company maintains a defined contribution  profit-sharing plan and trust pursuant to which participants receive certain benefits upon retirement,  death, disability and, to a limited extent,  upon  termination of employment for other reasons.  Allocation among participants'  interests,  including  officers and directors who are  employees,  is in accordance with IRS regulations.

                              The  aggregate  amount  contributed  to the plan by the  Company  each  fiscal  year is determined  by the board of directors  following a review of the profits of such fiscal year. The plan requires no minimum  contribution  by the Company.  The Company has made a  contribution  of $60,000 for the year ended June 30, 2004.  The Company did not made any contributions related to profit sharing for the years ended June 30, 2003 and 2002.


9.  COMMITMENTS               The Company is a defendant in two claims regarding  environmental  issues relating to a
    AND CONTINGENCIES:        property in New Jersey  owned by the  Company  between  August 1984 and June 1985.  One claim  filed  relates to the  offsite  commercial  disposition  of trash and waste in a landfill  in New  Jersey.  The  Company  maintains  that its waste  materials  are of a general  commercial  nature.  This claim was  originally  filed in 1998 by the  federal government in United States District Court and the State of New Jersey,  citing several hundred  other  third-party  defendants.  The Company  (through its former  subsidiary,
                              Kenro  Corporation)  was  added,  along with many other  defendants,  to the suit.  The
                              Company's  claimed  liability  was  potentially  assessed by the plaintiff at $150,000.
                              The Company has joined, along with other involved companies,  in an alternative dispute resolution  (ADR)  process for smaller  claims.  No  potential  cost to the Company has been  assessed on this claim,  and the Company  cannot  assess the amount of  liability that could result from any adverse final outcome of this environmental complaint.

                              A separate  environmental  claim was filed in 2001 as a civil  complaint by the current owners of the factory site in the Superior  Court of New Jersey,  Morris  County.  This
                              suit  alleges  that Kenro  Corporation  contaminated  a portion of the site  during its manufacturing  process.  The complaint seeks payment by Kenro  Corporation to cover all costs (including attorney fees) to remedy the situation,  which the plaintiff estimated to be $883,800.  The Company has challenged this claim (including the  reimbursement of attorney  fees) and hired their own expert who concluded  that the total clean-up costs should not exceed  $347,500.  The plaintiff's  motion for summary judgment on the issue of the  Company's  alleged  liability  for the  contamination  was  recently  dismissed
                              without   prejudice  by  the  presiding  judge.  The  Company  maintains  it  took  the appropriate  steps and secured  clearance under the New Jersey  Environmental  Clean-up
                              Responsibility  Act  (ECRA)  at the time of  sale,  in 1985.  The  Company's  insurance carrier  initially has agreed to  contribute a portion of the total  settlement on this matter when settled.  The Company's  financial  statements  include a reserve for their potential  liability based on the amount of the Company's expert's opinion,  reduced by the amount agreed to be contributed by the Company's insurance carrier.

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

                              The Company has a noncancelable  operating  lease, as amended in March 2004, for office and  manufacturing  facilities  expiring in fiscal  year 2010.  Minimum  annual  rental payments under this lease are as follows:

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------

                              Year ending June 30,

                                         2005                                                              $   525,085
                                         2006                                                                  548,953
                                         2007                                                                  525,085
                                         2008                                                                  525,085
                                         2009                                                                  525,085
                                         2010                                                                  262,543

                              -------------------------------------------------------------------------------------------
                                                                                                            $2,911,836
                              ===========================================================================================


                              The lease  provides for rent  abatements  and  scheduled  increases in base rent.  Rent expense is charged  to  operations  ratably  over the term of the leases  resulting  in deferred rent payable which  represents  cumulative  rent expense charged to operations from inception of these leases in excess of required lease  payments.  Rent expense was approximately  $505,000,  $496,000 and $503,000 for the years ended June 30, 2004, 2003 and 2002, respectively.


10.   SEGMENT INFORMATION:    On July 30,  2001,  the Company sold its graphic  arts  business  and selected  related assets.  As of June 30,  2004 and 2003,  the  Company  had only one  business  segment, medical/dental.  Medical/dental  segment  operations are conducted under the Dent-X and
                              AFP trade names and consists of the design,  development,  manufacturing  and marketing of medical and dental  imaging  systems and all related  accessories.  The graphic arts segment  operated  under the LogE trade name and  included  products  such as paper and film developers.

                              The segment information for fiscal 2002 is shown below. Segment  information  related to operating income (loss) includes costs directly attributable to each segment's operations.

                                                            Operating             Depreciation                   Net
                                                             Income                    and        Capital     Interest
                                                Net Sales    (Loss)      Assets   Amortization Expenditures    Expense
                              ------------------------------------------------------------------------------------------

                              Year ended June 30, 2002

                                Medical/dental  $20,020,633  $446,099   $7,849,510  $354,688    $   34,008    $293,089
                                Graphic arts         66,255   (54,691)         --         --            --          --

                              ------------------------------------------------------------------------------------------
                              Consolidated      $20,086,888  $391,408   $7,849,510  $354,688    $   34,008    $293,089
                              ==========================================================================================

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------



                              Geographic financial information for the years ended June 30, 2004, 2003 and 2002 is as follows:

                              June 30,                                      2004              2003                2002
                              ------------------------------------------------------------------------------------------

                              Sales:
                                United States                       $ 16,733,360       $15,111,108         $16,116,458
                                Domestic export sales                  3,099,550         2,932,560           3,970,430

                              ------------------------------------------------------------------------------------------
                                                                    $ 19,832,910       $18,043,668         $20,086,888
                              ==========================================================================================

                              Net income (loss):
                                United States                       $  1,358,067       $(1,513,467)        $    88,672
                                Europe                                   (12,600)           (1,940)             (4,670)

                              ------------------------------------------------------------------------------------------
                                                                    $  1,345,467       $(1,515,407)        $    84,002
                              ==========================================================================================

                              Identifiable assets:
                                United States                       $  6,244,895       $ 6,029,735         $ 7,826,700
                                Europe                                 -                    14,120              22,810

                              ------------------------------------------------------------------------------------------
                                 Total                              $  6,244,895       $ 6,043,855         $ 7,849,510
                              ==========================================================================================


                              During the year ended June 30,  2004,  one  customer  aggregated  approximately  11% of consolidated  net  sales.  During  the year  ended  June 30,  2003,  net  sales to this customer and another customer were  approximately  11% each. During the year ended June
                              30, 2002, net sales to one of these customers was approximately  12%.


11.   QUARTERLY  FINANCIAL    Summarized  unaudited  quarterly financial data for fiscal 2004 and 2003 are as follows
      DATA (UNAUDITED):       (in thousands, except per share data):

                              June 30, 2004
                              -----------------------------------------------------------------------------------------

                                                       1st           2nd           3rd           4th          Total
                                                     Quarter       Quarter       Quarter       Quarter        Year
                              -----------------------------------------------------------------------------------------

                              Net sales             $4,034,879   $4,680,557    $5,476,342     $5,641,132   $19,832,910

                              Gross profit           1,558,542    1,847,534     2,090,697      2,158,065     7,654,838

                              Net income               115,060      398,444       424,507        407,456     1,345,467
                              =========================================================================================

                              Net income per
                               common share:
                                Basic               $      .01   $      .04    $      .05     $       .04
                              =========================================================================================
                                Diluted             $      .01   $      .04    $      .04     $       .04
                              =========================================================================================

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2004
-------------------------------------------------------------------------------


                              June 30, 2003
                             -------------------------------------------------------------------------------------------

                                                       1st           2nd           3rd           4th          Total
                                                     Quarter       Quarter       Quarter       Quarter        Year
                             -------------------------------------------------------------------------------------------

                              Net sales              $   4,064,794   $4,821,155    $4,316,261   $  4,841,458   $18,043,668

                              Gross profit               1,351,245    1,685,146     1,414,633      1,727,649     6,178,673
                             ============================================================================================
                              Income (loss) before
                               cumulative effect of
                               change in accounting
                               principle             $   (241,341)   $   70,659   $  (145,844)  $     98,188   $  (218,338)

                              Cumulative effect of
                               change in accounting
                               principle                (1,297,069)          --            --             --    (1,297,069)
                             --------------------------------------------------------------------------------------------
                              Net income (loss)      $  (1,538,410)  $   70,659   $  (145,844)  $     98,188  $ (1,515,407)
                             =============================================================================================

                              Income (loss) per
                               share before
                               cumulative effect of
                               change in accounting
                               principle:
                                Basic                $        (.03)  $      .01   $      (.02)   $       .01
                             ===========================================================================================
                                Diluted              $        (.03)  $      .01   $      (.02)   $       .01
                             ============================================================================================

                              Net income per
                               common share:
                                Basic                $        (.17)$        .01   $      (.02)   $       .01
                             ===========================================================================================
                                Diluted              $        (.17)$        .01   $      (.02)   $       .01
                             ===========================================================================================


                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                                       SUPPLEMENTARY INFORMATION

                                   SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------


Years ended June 30, 2004, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------

                                                         Balance at        Charged to                     Balance at
                                                          Beginning         Costs and                       End of
        Description                                        of Year          Expenses       Deductions        Year
------------------------------------------------------------------------------------------------------------------------
June 30, 2004
Allowance for doubtful accounts and sales
 returns                                                  $  95,200         $  5,989       $  (6,189)        $  95,000

June 30, 2003
Allowance for doubtful accounts and sales
 returns                                                    104,000           49,344         (58,144)           95,200

June 30, 2002
Allowance for doubtful accounts and sales
 returns                                                    110,000           64,248         (70,248)          104,000



Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure
-------------------------------------------------------------------------------

Not applicable

Item 9A.  Controls and Procedures
----------------------------------

(a) Evaluation of disclosure controls and procedures.
-----------------------------------------------------

An evaluation was performed as of June 30, 2004, under the supervision and with the participation of the Company's management, including its co-chief executive officers and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal control subsequent to June 30, 2004.



Part III
--------

The information required in items 10, 11,12, 13, and 14 are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders, tentatively scheduled for December 10, 2004, to be filed with the SEC on or prior to October 28, 2004.

Part IV
-------

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

1.   (a) Financial Statements.
         The financial statements and schedules listed in Item 8 are filed as a part of this Annual Report on Form 10K.
     (b) Exhibits.
         The following exhibits are filed pursuant to Item 601 of Regulation S-K. The numbers set forth below opposite the description of each exhibit correspond to the Exhibit Table of Item 601 of Regulation S-K.

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

3.   (a)  --  Certificate of Incorporation of Registrant as amended. (1)
     (b)  --  Restated Certificate of Incorporation of Registrant. (3)
     (c) -- Certificate of Amendment to Certificate of Incorporation of Registrant. (6)
     (d) -- Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of the State of New York on October 12, 1995. (7)
     (e)  --  By-Laws of Registrant. (1)
     (f) -- Excerpt from minutes of Board of Directors meeting of August 12, 1982, Amending the By-Laws of Registrant. (4)

4.   (a)  --  Specimen of Common Stock Certificates.  (1)
     (b)  --  1980 Restricted Stock Purchase Plan of the Registrant.  (1)
     (c)  --  Form of Restricted Stock Purchase Agreement.  (1)
     (d) -- Common Stock Purchase Warrant issued to Keltic Financial Partners LP. (12)

10.  (a)  --  Health and Medical Reimbursement Plan. (1)
     (b) -- Lease Agreement dated September 1, 1985, for premises at 250 Clearbrook Road, Elmsford, NY. (5)
     (c)  --  Profit Sharing Plan of the Registrant, as supplemented. (1)
     (d)  --  Registrant's  1995 Stock Option Plan. (8)
     (e)  --  Registrants' 1999 Incentive Stock Option Plan. (11)
     (f)  --  Mediation Resolution Agreement dated August 10, 1999. (11)
     (g)  --  Keltic Financial Partners LP Loan and Security Agreement. (12)
     (h)  --  Keltic Financial Partners LP Revolving Note. (12)
     (i) -- Keltic Financial Partners LP Fifth Amendment to Loan and Security Agreement.
     (j)  --  Keltic Financial Partners LP Restated Revolving Note
     (k) -- Contract for Sale of Business Assets between AFP Imaging and Amergraph Corporation, dated July 30, 2001. (12)

11.-- Statement re computation per share earnings.  (2)

16    (a) -- Change in Certifying Accountant (October 3, 2003).  (14)

21.-- Subsidiaries of the Registrant.

23.1, 23.2 -- Consents of Goldstein Golub Kessler LLP and Ernst & Young LLP

31.1, 31.2, 31.3 - Certifications pursuant to Exchange Act Rule 13a-14 (a).

32.1, 32.2, 32.3 - Certifications pursuant to Section 1350 of the Sarbanes - Oxley Act of 2002.

b) Reports on Form 8-K:

No Company Reports on Form 8-K were filed by the Company during the three months ended June 30, 2004.

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

(13) Incorporated by reference from the Exhibits filed with the Registrant's Current Report on Form 8-K, dated June 14, 2002.

(14) Incorporated by reference from the Exhibits filed with the Registrant's Current Report on Form 8-K, dated October 3, 2003.

                                   SIGNATURES
                                  ------------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFP IMAGING CORPORATION


By:  __________/s/_________________
     Elise Nissen, Chief Financial Officer
Date:  September 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  _____________/s/___________
     Donald Rabinovitch, President
               & Director
     (Principal Executive Officer)
Date:  September 27, 2004


By:  ____________/s/_____________
     David Vozick, Chairman of the Board,
                  Secretary and Treasurer
Date:  September 27, 2004


By:  __________/s/_______________
     Robert Blatt, Director
Date:  September 27, 2004


By:  _________ /s/________________
     Jack Becker, Director
Date:  September 27, 2004


By:  _________ /s/________________
     Elise Nissen, Chief Financial Officer
     (Principal Financial and Accounting Officer)
Date:  September 27, 2004