Form 10-Q
period 2004-09-30
AFP IMAGING CORP
filed 2004-11-15
CIK 319126

UNITED STATES

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2004

Commission File Number 0-10832
                       -------

                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

           New York                                  13-2956272
    -------------------------                        ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

       250 Clearbrook Road, Elmsford, New York                    10523
       ---------------------------------------                    -----
       (Address of principal executive offices)                 (Zip Code)

                                  914-592-6100
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X     No
                                              ------    ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes        No  X
                                                 ------    ------

The registrant had 9,399,617 shares of Common Stock outstanding as of November 1, 2004.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," "could," "would," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to:

o    adverse changes in general economic conditions,
o    the Company's ability to repay its debts when due,
o    changes in the markets for the Company's products and services,
o the ability of the Company to successfully design, develop, manufacture and sell new products,
o    the Company's ability to successfully market its existing and new products,
o    adverse business conditions,
o    changing industry and competitive conditions,
o    maintaining operating efficiencies,
o    pricing pressures,
o    risks associated with foreign sales,
o    the Company's ability to attract and retain key personnel,
o difficulties in maintaining adequate long-term financing to meet the Company's obligations and fund the Company's operations,
o changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers,
o    determinations in various outstanding legal matters,
o    changes in currency exchange rates and regulations, and
o other factors set forth in this Quarterly Report on Form 10-Q, and the Company's Annual Report on Form 10-K for the year ended June 30, 2004, and from time to time in the Company's other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended June 30, 2004, and the Company's other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company's expectations or future events.



PART I.  Financial Information
------------------------------

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2004, and its results of operations for the three month periods ended September 30, 2004 and 2003, and its cash flows for the three month periods then ended, consisting of normal recurring adjustments, have been included.



Item 1:  FINANCIAL STATEMENTS

                                             AFP Imaging Corporation and Subsidiaries
                                Consolidated Balance Sheets - September 30, 2004 and June 30, 2004
                                ------------------------------------------------------------------


Assets                               September      June 30,     Liabilities and Shareholders'  September     June 30,
                                      30, 2004       2004          Equity                        30, 2004      2004
                                    ------------- ------------                                  ----------- -------------
                                     (Unaudited)                                                (Unaudited)

CURRENT ASSETS:                                                  CURRENT LIABILITIES:
 Cash and cash equivalents              $354,046     $331,993    Current portion of
 Accounts receivable, less allowance                               long-term debt               $1,450,972    $1,451,094
  for doubtful accounts of $93,200                               Accounts payable                  983,364       922,499
  and $95,000, respectively            2,143,432    2,503,760    Accrued expenses                  905,728       847,923
 Inventories                           3,196,375    2,704,009                                   ----------- -------------
 Prepaid expenses and other current      111,491      267,380      Total current liabilities     3,340,064     3,221,516
  assets                            ------------- ------------                                  ----------- -------------
                                                                 Long Term Debt                    155,556       222,223
  Total current assets                 5,805,344    5,807,142
                                    ------------- ------------   Deferred Rent                     130,672       135,760
                                                                                                ----------- -------------

                                                                    Total liabilities            3,626,292     3,579,499
                                                                                                ----------- -------------

                                                                 SHAREHOLDERS' EQUITY:
                                                                 Common stock, $.01 par value;
PROPERTY, PLANT AND EQUIPMENT,                                    authorized 30,000,000 shares,
 At cost                               1,549,172    1,502,811     issued and outstanding
 Less accumulated depreciation        (1,156,060)  (1,114,540)    9,399,617 and 9,270,617
                                    ------------- ------------    shares at September 30, 2004,
                                                                  and June 30, 2004, respectively   93,996        92,710
                                         393,112      388,271
                                                                     Common stock warrants          19,800        19,800
                                                                     Paid-in capital in excess
Other Assets                              61,610       49,482         of par                    11,584,587    11,545,883
                                    ------------- ------------       Accumulated deficit        (9,064,609)   (8,992,997)
                                                                                                ----------- -------------
                                      $6,260,066   $6,244,895        Total shareholders' equity  2,633,774     2,665,396
                                    ============= ============                                  ----------- -------------

                                                                                                $6,260,066    $6,244,895
                                                                                                =========== =============



                    The accompanying notes to financial statements are an integral part of these statements.




                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Operations
                      ------------------------------------
                                  (Unaudited)


                                                 Three Months Ended
                                                   September 30,

                                                  2004         2003
                                              -----------  -----------

NET SALES                                     $4,655,471   $4,034,879

COST OF SALES                                  2,907,679    2,476,337
                                              -----------  -----------

   Gross profit                                1,747,792    1,558,542

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES (Note 7)                             1,676,425    1,276,576
RESEARCH AND DEVELOPMENT EXPENSES                 88,699      108,593
                                              -----------  -----------
                                               1,765,124    1,385,169
                                              -----------  -----------

   Operating income/(loss)                       (17,332)     173,373

INTEREST EXPENSE, net                             43,185       44,113
                                              -----------  -----------

    Income/(loss) before income taxes            (60,517)     129,260

PROVISION FOR INCOME TAXES                        11,095       14,200
                                              -----------  -----------

NET INCOME/(LOSS)                               ($71,612)    $115,060
                                              ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE
         Basic                                     ($.01)        $.01
                                              ===========  ===========
         Diluted                                   ($.01)        $.01
                                              ===========  ===========

WEIGHTED AVERAGE OUTSTANDING COMMON STOCK
         Basic                                 9,399,617    9,270,617
                                              ===========  ===========
         Diluted                               9,399,617    9,281,284
                                              ===========  ===========


        The accompanying notes to consolidated financial statements are an integral part of these statements.


                                        AFP Imaging Corporation and Subsidiaries
                                    Consolidated Statements of Shareholders' Equity
                                For the Three Months Ended September  30, 2004 and 2003
                                -------------------------------------------------------
                                                   (Unaudited)


                                                                  Common         Paid-in
                                                     Common        Stock      Capital In     Accumulated
                                                      Stock     Warrants   Excess of Par         Deficit           Total
                                                      -----     --------   -------------         -------           -----


Balance June 30, 2003                              $92,710      $19,800     $11,545,883    $(10,338,464)     $1,319,929

       Net income for three months
          ended September 30, 2003                     ---          ---             ---         115,060         115,060
                                       ---------------------------------------------------------------------------------
Balance September 30, 2003                         $92,710      $19,800     $11,545,883    $(10,223,404)     $1,434,989
                                                ===========  ===========   =============   =============   =============

Balance June 30, 2004                              $92,710      $19,800     $11,545,883     $(8,992,997)     $2,665,396


     Issuance of 129,000 shares of
        common stock in connection
        with the exercise of stock
        options                                      1,286          ---          38,704             ---          39,990

     Net loss for three months
       ended September 30, 2004                        ---          ---             ---         (71,612)        (71,612)
                                       ---------------------------------------------------------------------------------
Balance September 30, 2004                         $93,996      $19,800     $11,584,587     $(9,064,609)     $2,633,774
                                                ===========  ===========   =============   =============   =============


               The accompanying notes to consolidated financial statements are an integral part of these statements.


                    AFP Imaging Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For theThree Months Ended September 30, 2004 and 2003
             -----------------------------------------------------
                                  (Unaudited)


                                                     2004       2003
                                                  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                               ($71,612)  $115,060
                                                  ---------  ---------
  Adjustments to reconcile net income to net cash
   provided by operating activities-
    Depreciation and amortization                   57,896     58,100
    Change in assets and liabilities:
       Decrease in accounts receivable             360,328    654,090
       (Increase)/decrease in inventories         (492,366)   304,808
       Decrease/(Increase) in prepaid expenses
        and other assets                           122,297    (35,049)
       Increase/(decrease) in accounts payable      60,865   (429,659)
       Increase/(decrease) in accrued expenses      57,805    (66,351)
                                                  ---------  ---------

       Total adjustments                           166,825    485,939
                                                  ---------  ---------

       Net cash provided by operating activities    95,213    600,999
                                                  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                        (46,361)    (7,576)
                                                  ---------  ---------

       Net cash used in investing activities       (46,361)    (7,576)
                                                  ---------  ---------

CASH FLOW FROM FINANCING ACTIVITIES:
       Borrowing of debt                            70,711        ---
       Repayment of debt                          (137,500)  (847,385)
       Exercise of common stock options             39,990        ---
                                                  ---------  ---------

       Net cash used by financing activities       (26,799)  (847,385)
                                                  ---------  ---------

       Net increase /(decrease) in cash and cash
        equivalents                                 22,053   (253,962)

CASH AND CASH EQUIVALENTS, at beginning of period  331,993    658,138
                                                  ---------  ---------

CASH AND CASH EQUIVALENTS, at end of period       $354,046   $404,176
                                                  =========  =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the year for-
              Interest                             $42,877    $46,865
              Income taxes net of refunds          $31,370     $6,500


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2004
------------------
(Unaudited)

(1) General:
    -------

AFP Imaging Corporation (together with its subsidiaries, the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing and producing medical and dental images through digital technology as well as the chemical processing of photosensitive materials. Medical, dental, veterinary and industrial professionals use these products. The Company's products are distributed to worldwide markets under various brand names through a network of independent and unaffiliated dealers. The Company has only one business segment, medical/dental.

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

(2) Stock Option Plans:
    ------------------

The Company currently has in effect two employee incentive stock option plans, under which approximately 1,600,000 shares of Common Stock are authorized and available for issuance. Under the terms of these plans, options to purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company. The Company accounts for these plans pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123," the Company's net income/(loss) and earnings/(loss) per share would have been reduced by an insignificant amount for the period ended September 30, 2003 and would not have been changed for the period ended September 30, 2004. No stock options were issued in the three-month period ended September 30, 2004.

(3) Basic and Diluted Income (Loss) Per Common Share:
    ------------------------------------------------

The computation of net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period, plus, in periods in which they have a dilutive effect, the effect of shares contingently issuable. The diluted weighted average number of shares outstanding does not include 476,326 shares of common stock issuable upon exercise of outstanding stock options in the three months ended September 30, 2004, as such shares are antidilutive when there is a loss; the diluted weighted average number of shares outstanding includes 10,667 shares of common stock issuable upon exercise of outstanding stock options in the three months ended September 30, 2003. The diluted weighted average number of shares outstanding does not include 78,082 shares of common stock issuable upon the exercise of outstanding warrants in the three months ended September 30, 2004, as such shares are antidilutive when there is a loss.

(4) Long and Short Term Debt:
    ------------------------

On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan"), with its existing senior secured lender, for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 4-1/2 %, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of September 30, 2004, the amount outstanding under the Renewed Revolving Credit Loan was $1,113,472 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan except for the EBITDA covenant. The Company's senior secured lender amended the Renewed Revolving Credit Loan on October 29, 2004, and the Company was in compliance with the amended covenant at September 30, 2004.

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

Included in debt are two subordinated promissory notes related to prior acquisitions. These notes total $493,056 at September 30, 2004, of which approximately $337,500 has been classified as a current liability.

The Company is dependent upon the renewed Revolving Credit Loan to finance its overall operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. At November 5, 2004, the Company had available approximately $1,621,670 of unused credit under the Renewed Revolving Credit Loan.

(5) Inventory:
    ---------

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. At September 30, 2004 and June 30, 2004, inventories consist of the following:

                                             September 30, 2004   June 30, 2004
                                             ------------------   -------------
    Raw materials and sub-component parts       $1,543,843         $1,354,424
    Work-in-process and finished goods           1,652,532          1,348,585
                                                 ---------          ---------
                                                $3,196,375         $2,704,009
                                                ==========         ==========

(6) Income Taxes:
    ------------

Income taxes are accounted for under the asset and liability method. No income tax benefits related to the losses reported in prior years and during the current interim period have been recorded, in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the net operating losses. The Company's income tax provisions for the Fiscal 2005 and Fiscal 2004 three-month periods relate to state income and capital taxes, net of any refunds received.

(7) Commitments and Contingencies:
    -----------------------------

On October 4, 2004, the Company joined a group of third party defendants who made a settlement offer to resolve their liability related to the offsite disposition of trash and waste in a landfill in New Jersey. Selling, General and Administrative expenses for the period ended September 30, 2004, includes a provision of $75,000, which represents the Company's entire potential liability under this settlement offer, net of the Company's insurance carrier's agreed upon contribution towards the total settlement. There can be no assurances that the settlement offer will be accepted.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity
-------------------------------

The Company's working capital at September 30, 2004 decreased by approximately $120,346 from June 30, 2004. This decrease principally is due to the loss from operations, reductions in the subordinated debt, increases in inventory levels, and decreases in accounts receivable.

On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan"), with its existing senior secured lender, for an additional three-year period. The maximum borrowing permitted under the Renewed Revolving Credit Loan is lower than that under the original credit facility with the lender, based on the Company's current requirements. However, the Renewed Revolving Credit Loan has more favorable terms, including a lower interest rate and less stringent reporting requirements, than that under the prior credit facility and gives the Company the ability to borrow on a specific amount of foreign accounts receivable. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 4-1/2 %, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of September 30, 2004, the amount outstanding under the Renewed Revolving Credit Loan was $1,113,472 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan except for the EBITDA covenant. The Company's senior secured lender amended the Renewed Revolving Credit Loan on October 29, 2004, and the Company was in compliance with the amended covenant at September 30, 2004.

Included in debt are two subordinated promissory notes related to prior dental company acquisitions. These notes total $493,056 in principal amount at September 30, 2004, of which approximately $337,500 has been classified as a current liability. One of the notes has a balance of $70,833 as of September 30, 2004, and will be repaid in full as of December 31, 2004. The Company is current on all principal and interest payments due the note holders.

The Company's historical operating cash flows generally have been positive; however, the Company is dependent upon the Renewed Revolving Credit Loan to finance its ongoing operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company expects its working capital requirements will continue to be financed by operations and from borrowings, including the Renewed Revolving Credit Loan. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than the ongoing litigation cases, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable near-term future. As of November 5, 2004, the Company had available approximately $1,621,670 of unused credit under the Renewed Revolving Credit Loan.

Capital expenditures for the first three months of Fiscal 2005 were $46,361, consisting of tooling, foundry and test equipment expenditures related to the design, development and production of the new imaging products, computer workstation upgrades, and the purchase of a new trade show booth for national dental exhibitions. Where practical, the Company continues to conserve its cash. The Company expects to continue to finance any future capital requirements principally from internally generated funds. Capital expenditures are limited under the terms of the Revolving Credit Loan.

Results of Operations - Three Months Fiscal 2005 Versus Three Months Fiscal 2004
--------------------------------------------------------------------------------

Sales increased approximately $620,600 or 15.4% between the Fiscal 2005 and Fiscal 2004 three-month periods. Approximately 65% of this increase is attributable to the continued growth of the Company's digital products in both the domestic and international marketplaces. The Company's digital products were first marketed in Fiscal 2003. The balance of the increase in sales is mainly attributable to increased domestic x-ray sales. Sales of the Company's remaining medical and dental products stayed relatively constant between the two three month-periods.

Gross profit as a percent of sales decreased 1.1 percentage points between the Fiscal 2005 and Fiscal 2004 three-month periods. This decrease can be attributed to a small increase in the cost of purchased materials, mainly due to the increase in the value of the Euro in this current period. There were no significant differences in labor and overhead costs, which are included in cost of sales.

Selling, general, and administrative costs increased approximately $400,000 or 31%, between the Fiscal 2005 and Fiscal 2004 three-month periods. This increase is due to several different factors. As of September 30, 2004, the Company recorded a $75,000 contingent liability for their portion of a potential settlement of the environmental waste haulage claim in New Jersey. There were also incremental public relation consulting costs related to exploring various acquisition opportunities in the current period. Marketing and sales costs increased approximately $220,000 in the current period due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, including increased travel costs, attendance at several national and regional veterinarian exhibitions, and increased operating costs. Management monitors and controls the level of discretionary spending in line with current sales levels and opportunities.

Research and development costs decreased approximately $19,900 or 18%, between the Fiscal 2005 and Fiscal 2004 three-month periods. This decrease is mainly due to the timing of expenditures relating to the Company's continued investment in the design, development and refinement of its new imaging products. The Company continues to invest in sustaining engineering and related costs for its existing products. Research and development costs are expected to continue to fluctuate between reporting periods.

Interest expense, net stayed relatively constant between the Fiscal 2005 and Fiscal 2004 three-month periods. There was approximately the same amount in the average monthly revolving credit borrowings for the current three-month period ended September 30, 2004 and the prime rate of borrowing, upon which interest rates for all senior debt is based, did not change significantly in the comparative three-month periods.

The income tax provisions for the three-month periods in Fiscal 2005 and Fiscal 2004 primarily reflect certain state income and capital taxes. No tax benefit has been recognized for the losses incurred in prior years and during the current interim period.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

Not Applicable.

Item 4:  Controls and Procedures.
---------------------------------

a) Evaluation of disclosure controls and procedures.
   -------------------------------------------------

Our co-chief executive officers and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a - 15 (e) of the Securities Exchange Act of 1934 (the "Act")). Based on their review and evaluation, the co-chief executive officers and chief financial officer have concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls.
    -----------------------------

During the quarter ended September 30, 2004, there were no significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were taken.



Part II Other Information
-------------------------

Item 1:    Legal Proceedings
----------------------------

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

On October 4, 2004, the Company joined a group of third party defendants who made a settlement offer with respect to their alleged liability related to the offsite disposition of trash and waste in a landfill in New Jersey. The Company's financial statements for the period ended September 30, 2004, include a provision of $75,000, which represents the Company's entire potential liability for the settlement offer, net of the Company's insurance carrier's agreed upon contribution towards the total settlement. There can be no assurances that the settlement offer will be accepted.

A separate environmental claim, by a plaintiff, relating to alleged property contamination in New Jersey that was owned by the Company from 1984 to 1985 is scheduled to go to trial in early December 2004.

Item 2:   Unregistered Sales in Equity Securities and Uses of Proceeds.
-----------------------------------------------------------------------

None

Item 3:    Defaults Upon Senior Securities.
-------------------------------------------

None

Item 4:    Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------

None

Item 5:    Other Information.
-----------------------------

None

Item 6:    Exhibits.
--------------------

(a) Exhibits:
    ---------

    31.1, 31.2, 31.3 - Certifications pursuant to Exchange Act Rule 13a - 15 (e)

    32.1, 32.2, 32.3 - Certifications pursuant to 18 U.S.C. Section 1350 of the
                       Sarbanes - Oxley Act of 2002.

                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AFP IMAGING CORPORATION



                                  _________/s/________________
                                  David Vozick
                                  Chairman of the Board
                                  Secretary, Treasurer
                                  Date:  November 15, 2004



                                  _________/s/________________
                                  Donald Rabinovitch
                                  President
                                  (Principal Executive Officer)
                                  Date:  November 15, 2004


                                  __________/s/_______________
                                  Elise Nissen
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)
                                  Date:  November 15, 2004