Form 10-Q
period 2004-12-31
AFP IMAGING CORP
filed 2005-02-11
CIK 319126

UNITED STATES

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

     [ ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     [ ]       For Quarterly Period Ended December 31, 2004

               Commission File Number 0-10832
                                      -------


                             AFP Imaging Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)



           New York                                 13-2956272
-------------------------------                     ----------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)



       250 Clearbrook Road, Elmsford, New York                        10523
    ----------------------------------------------                    -----
       (Address of principal executive offices)                     (Zip Code)

                                  914-592-6100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ___X___ No______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No___X___


The registrant had 9,399,717 shares of Common Stock outstanding as of February 1, 2005.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," "could," "would," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to:

     o    adverse changes in general economic conditions,
     o    the Company's ability to repay its debts when due,
     o    changes in the markets for the Company's products and services,
     o the ability of the Company to successfully design, develop, manufacture and sell new products,
     o the Company's ability to successfully market its existing and new products,
     o    adverse business conditions,
     o    changing industry and competitive conditions,
     o    the effect of technological advancements on the Company's products,
     o    maintaining operating efficiencies,
     o    pricing pressures,
     o    risks associated with foreign sales,
     o    the Company's ability to attract and retain key personnel,
     o difficulties in maintaining adequate long-term financing to meet the Company's obligations and fund the Company's operations,
     o changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers,
     o    determinations in various outstanding legal matters,
     o    changes in currency exchange rates and regulations, and
     o other factors set forth in this Quarterly Report on Form 10-Q, and the Company's Annual Report on Form 10-K for the year ended June 30, 2004, and from time to time in the Company's other filings with the Securities and Exchange Commission.

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

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of December 31, 2004, and its results of operations for the three and six-month periods ended December 31, 2004 and 2003, and its cash flows for the six-months period ended December 31, 2004 consisting of normal recurring adjustments, have been included.

Item 1:  FINANCIAL STATEMENTS



                                         AFP Imaging Corporation and Subsidiaries
                             Consolidated Balance Sheets -- December 31, 2004 and June 30, 2004
                             ------------------------------------------------------------------

Assets                                 December 31,   June 30,       Liabilities and Shareholders'   December 31,    June 30,
                                          2004          2004         Equity                             2004           2004
                                       -----------   ----------                                      ------------  -------------
                                       (Unaudited)                                                   (Unaudited)
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
   Cash and cash equivalents           $   566,098  $   331,993     Current portion of long-term debt $ 1,199,084  $   1,451,094
   Accounts receivable, less allowance                               ccounts payable
     for doubtful accounts of $108,000
     and $95,000, respectively           2,562,177    2,503,760                                         1,000,484        922,499
                                                                    Accrued expenses                    1,108,132        847,923
                                                                                                     ------------   ------------
                                                                      Total current liabilities         3,307,700      3,221,516
                                                                                                     ------------   ------------
   Inventories                           2,910,693    2,704,009
   Prepaid expenses and other current                               Long Term Debt
    assets                                  98,426      267,380                                            88,889        222,223
                                       -----------   ----------
                                                                    Deferred Rent                         125,584        135,760
     Total current assets                6,137,394    5,807,142                                      ------------  -------------
                                       -----------   ----------         Total liabilities               3,522,173      3,579,499
                                                                                                     ------------  -------------
PROPERTY, PLANT AND EQUIPMENT,                                      SHAREHOLDERS' EQUITY:
                                                                    Common stock, $.01 par value;
                                                                        authorized 30,000,000 shares,
                                                                        issued and outstanding
                                                                        9,399,717 and 9,270,617
                                                                        shares at December 31, 2004,
                                                                        and June 30, 2004,
                                                                        respectively
  At cost                                1,612,739    1,502,811
  Less accumulated depreciation         (1,202,723)  (1,114,540)
                                       -----------   ----------
                                           410,016      388,271
                                       -----------   ----------                                            93,997         92,710
                                                                     Common stock warrants                 19,800         19,800
                                                                     Paid-in capital in excess of par  11,584,701     11,545,883
Other Assets                                65,676       49,482      Accumulated deficit               (8,607,585)  (8,992,997)7)
                                       -----------   ----------                                      ------------  -------------
                                                                     Total shareholders' equity         3,090,913      2,665,396
                                                                                                     ------------  -------------
                                       $ 6,613,086  $ 6,244,895                                       $ 6,613,086  $   6,244,895
                                       ===========  ===========                                      ============  =============



The accompanying notes to financial statements are an integral part of these statements




                                         AFP Imaging Corporation and Subsidiaries
                                           Consolidated Statements of Operations
                                                        (Unaudited)

                                                                  Three Months Ended                Six Months Ended
                                                                     December 31,                     December 31,
                                                            ----------------------------      ----------------------------
                                                                2004             2003            2004             2003
                                                            -----------      -----------      -----------      -----------
NET SALES                                                   $ 6,082,235      $ 4,680,557       10,737,706      $ 8,715,436
                                                            -----------      -----------       ----------      -----------

COST OF SALES                                                 3,612,309        2,833,023        6,519,988        5,309,360

     Gross profit                                             2,469,926        1,847,534        4,217,718        3,406,076

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 7)         1,879,048        1,270,786        3,555,473        2,547,362
RESEARCH AND DEVELOPMENT EXPENSES                                89,886           92,004          178,585          200,597
                                                            -----------      -----------       ----------      -----------
                                                              1,968,934        1,362,790        3,734,058        2,747,959
                                                            -----------      -----------       ----------      -----------
     Operating income                                           500,992          484,744          483,660          658,117


INTEREST EXPENSE, net                                            39,123           39,028           82,308           83,141
                                                            -----------      -----------       ----------      -----------

      Income before income taxes                                461,869          445,716          401,352          574,976

PROVISION FOR INCOME TAXES                                        4,845           47,272           15,940           61,472
                                                            -----------      -----------       ----------      -----------

NET INCOME                                                  $   457,024      $   398,444      $   385,412      $   513,504
                                                            ===========      ===========      ===========      ===========

NET INCOME PER COMMON SHARE
             Basic                                          $       .05      $       .04      $       .04      $       .06
                                                            -----------      -----------       ----------      -----------
             Diluted                                        $       .05      $       .04      $       .04      $       .05
                                                            -----------      -----------       ----------      -----------

WEIGHTED AVERAGE OUTSTANDING COMMON STOCK
             Basic                                            9,399,702        9,271,054        9,360,507        9,271,054
                                                            ===========      ===========      ===========      ===========
             Diluted                                          9,917,431        9,522,350        9,943,100        9,402,036
                                                            ===========      ===========      ===========      ===========

 The accompanying notes to consolidated financial statements are an integral part of these statements.



                                              AFP Imaging Corporation and Subsidiaries
                                           Consolidated Statements of Shareholders' Equity
                                         For the Six Months Ended December 31, 2004 and 2003
                                                             (Unaudited)

                                                                      Common        Paid-in
                                                    Common             Stock      Capital In    Accumulated
                                                     Stock          Warrants   Excess of Par        Deficit          Total
                                                  ------------   ------------   ------------   ------------    ------------
 Balance June 30, 2003                            $     92,710   $     19,800   $ 11,545,883   $(10,338,464)   $  1,319,929

        Net income for six months
           ended December 31, 2003                        --             --             --          513,504         513,504
                                                  -------------------------------------------------------------------------
 Balance December 31, 2003                        $     92,710   $     19,800   $ 11,545,883   $ (9,824,960)   $  1,833,433



 Balance June 30, 2004                            $     92,710   $     19,800   $ 11,545,883   $ (8,992,997)   $  2,665,396
                                                  ============   ============   ============   =============   ============

     Issuance of 129,100 shares of common
     stock in connection with the exercise of
     stock options                                       1,287           --           38,818           --            40,105


     Net income for six months
       ended December 31, 2004                            --             --             --          385,412         385,412

                                                  -------------------------------------------------------------------------
Balance December 31, 2004                         $     93,997   $     19,800   $ 11,584,701   $ (8,607,585)   $  3,090,913
                                                  ============   ============   ============   =============   ============



                The accompanying notes to consolidated financial statements are an integral part of these statements.


                                              AFP Imaging Corporation and Subsidiaries
                                                Consolidated Statements of Cash Flows
                                         For the Six Months Ended December 31, 2004 and 2003
                                                             (Unaudited)



                                                                                          2004                2003
                                                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                          $   385,412        $   513,504
   Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation and amortization                                                        106,749            113,498
      Change in assets and liabilities:
         (Increase)/decrease in accounts receivable                                        (58,417)           333,634
         (Increase)/decrease in inventories                                               (206,684)           457,425
         Decrease in prepaid expenses and other assets                                     124,018             12,822
         Increase/(decrease) in accounts payable                                            77,985           (161,433)
         Increase/(decrease) in accrued expenses                                           260,209            (90,952)
                                                                                       -----------        --  -------
         Total adjustments                                                                 303,860            664,994
                                                                                       -----------        ------------
         Net cash provided by operating activities                                         689,272          1,178,498
                                                                                       -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                             (109,928)           (63,274)
                                                                                       -----------        -----------
         Net cash used in investing activities                                            (109,928)           (63,274)
                                                                                       -----------        -----------
CASH FLOW FROM FINANCING ACTIVITIES:
         Borrowing of debt                                                                    --                 --
         Repayment of debt                                                                (385,344)        (1,112,804)
         Exercise of common stock options                                                   40,105               --
                                                                                       -----------        -----------
         Net cash used by financing activities                                            (345,239)        (1,112,804)
                                                                                       -----------        -----------
         Net increase in cash and cash equivalents                                         234,105              2,420

CASH AND CASH EQUIVALENTS, at beginning of period                                          331,993            658,138
                                                                                       -----------        -----------
CASH AND CASH EQUIVALENTS, at end of period                                            $   566,098        $   660,558
                                                                                       ===========        ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the year for-
              Interest                                                                 $    85,209        $    88,433
              Income taxes net of refunds                                              $    35,940        $    11,472




The accompanying notes to consolidated financial statements are an integral part of these consolidated statements



AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December31, 2004
(Unaudited)

(1) GENERAL:
AFP Imaging Corporation (together with its subsidiaries, the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing and producing medical and dental images through digital technology, as well as the chemical processing of photosensitive materials. Medical, dental, veterinary and industrial professionals use these products. The Company's products are distributed to worldwide markets under various brand names through a network of independent and unaffiliated dealers. The Company has only one business segment, medical/dental.

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

(2) STOCK OPTION PLANS:
The Company currently has in effect three employee incentive stock option plans, under which approximately 2,071,000 shares of common stock are currently authorized and available for issuance. The Company accounts for these plans pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123," the Company's net income and earnings per share would have been reduced by approximately $5,000 and $10,000 for the three and six-month periods ended December 31, 2004, and approximately $2,000 and $3,000 for the three and six-month periods ended December 31, 2003. Stock options to purchase 20,000 shares of the Company's common stock were granted to the Company's outside Board of Director members in the six-month period ended December 31, 2004, in accordance with the Company's policy for non-employee director compensation.

(3) BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
The computation of net income per common share is based upon the weighted average number of common shares outstanding during the period, plus, in periods in which they have a dilutive effect, the effect of shares contingently issuable. The diluted weighted average number of shares outstanding includes 505,673 and 115,764 shares of common stock issuable upon exercise of outstanding stock options in the six months ended December 31, 2004 and 2003, respectively. The diluted weighted average number of shares outstanding includes 76,920 and 15,218 shares of common stock issuable upon the exercise of outstanding warrants in the six months ended December 31, 2004 and 2003, respectively.

(4) LONG AND SHORT TERM DEBT:
On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan") with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 5-1/2%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of December 31, 2004, the amount outstanding under the Renewed Revolving Credit Loan was $932,417 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan.

Included in debt is a subordinated promissory note related to a prior acquisition. This note totals $355,556 at December 31, 2004, of which approximately $266,667 has been classified as a current liability; repayment is scheduled at $22,222.22 per month until April 2006. A second subordinated promissory note related to a prior acquisition was repaid in full as of December 31, 2004.

The Company is dependent upon the Renewed Revolving Credit Loan to finance its overall operations. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. At February 4, 2005, the Company had available approximately $2,272,500 of unused credit under the Renewed Revolving Credit Loan.

(5) INVENTORY:
Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. At December 31, 2004 and June 30, 2004, inventories consist of the following:



                                          December 31, 2004
                                            (Unaudited)        June 30, 2004
                                            ----------         -------------
Raw materials and sub-component parts       $1,550,223           $1,354,424
Work-in-process and finished goods           1,360,470           1,348,585
                                            ----------           ---------
                                            $2,910,693           $2,704,009
                                            ==========           ==========

(6) INCOME TAXES:
Income taxes are accounted for under the asset and liability method. No income tax benefits related to the losses reported in prior years have been recorded, in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the net operating losses. As a result, income earned in the current year is not subject to a tax provision for Federal or certain state purposes, as the Company will utilize a portion of these prior year net operating loss carryforwards. The Company's income tax provisions for the Fiscal 2005 and Fiscal 2004 six-month periods relate to state income and capital taxes, net of any refunds received.

(7) COMMITMENTS AND CONTINGENCIES:
On October 4, 2004, the Company joined the alternative dispute resolution ("ADR") process (for smaller claims) consisting of third party defendants who made a settlement offer to a neutral party to resolve their liability related to the offsite disposition of trash and waste in a landfill in New Jersey prior to 1985. Selling, General and Administrative expenses for the six months ended December 31, 2004 include a provision of $75,000, which represents the Company's potential liability under this settlement offer, net of the Company's insurance carrier's agreed upon contribution towards the total settlement. This offer has not been accepted at the current time, and no counter proposals have been received. The Company is currently awaiting a further settlement proposal from the ADR neutral party.

On December 6, 2004, the Company reached an agreement as to the parameters of a settlement, which was finalized on February 8, 2005, relating to a different environmental claim filed in 2001 in the Superior Court of New Jersey, Morris County, which alleged that the Company's discontinued graphic arts camera subsidiary had contaminated a portion of the subsidiary's site during the manufacturing process prior to 1985. The settlement includes a Release and Indemnification as well as a Stipulation of Dismissal with Prejudice. Selling, General and Administrative expenses for the three months ended December 31, 2004 include a provision of $125,000, which brings the total accrued liability on this claim to $325,000. This represents the Company's entire liability under this settlement offer, net of the Company's insurance carrier's agreed upon contribution towards the total and final settlement.

(8) NEW ACCOUNTING STANDARDS:
In November and December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs-an Amendment of ARB No. 43, Chapter 4," SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an Amendment of FASB Statement No. 66 and 67," and SFAS No. 153, "Exchanges of Non-monetary Assets-an Amendment of APB Opinion No. 29." The Company has determined that these statements will not have any effect on the Company's results of operations or financial position.

 In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement requires companies to begin expensing equity-based awards in the first annual reporting period beginning after June 15, 2005. This statement will be effective for the Company beginning in Fiscal 2006. The Company is currently reviewing the terms and conditions of Statement 123R to determine the effect on the Company's results of operations and financial position.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAPITAL RESOURCES AND LIQUIDITY

The Company's working capital at December 31, 2004 increased by approximately $243,000 from June 30, 2004. This increase principally is due to internally generated funds, reductions in the revolver debt, and increases in accounts payable and accrued expenses, offset by reductions in the subordinated debt and increases in inventory levels and accounts receivable.

On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan") with its existing senior secured lender for an additional three-year period. The maximum borrowing permitted under the Renewed Revolving Credit Loan is lower than that under the original credit facility with the lender, based on the Company's current requirements. However, the Renewed Revolving Credit Loan has more favorable terms, including a lower interest rate and less stringent reporting requirements, than that under the prior credit facility and gives the Company the ability to borrow on a specific amount of foreign accounts receivable. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 5-1/2%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of December 31, 2004, the amount outstanding under the Renewed Revolving Credit Loan was $932,417 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan.

Included in debt is a subordinated promissory note related to a prior dental company acquisition. This note totals $355,556 in principal amount at December 31, 2004, of which approximately $266,667 has been classified as a current liability. A second subordinated promissory note related to a different prior acquisition was repaid in full as of December 31, 2004. The Company is current on all principal and interest payments due the note holder.

The Company's historical operating cash flows generally have been positive; however, the Company is dependent upon the Renewed Revolving Credit Loan to finance its ongoing operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company expects its working capital requirements will continue to be financed by operations and from borrowings, including the Renewed Revolving Credit Loan. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than the ongoing litigation case, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable near-term future. As of February 4, 2005, the Company had available approximately $2,272,500 of unused credit under the terms of the Renewed Revolving Credit Loan.

The terms of the Renewed Revolving Credit Loan limit the amount of capital expenditures, however, such terms can be waived by the senior secured lender when needed. Capital expenditures for the first six months of Fiscal 2005 were $109,928, consisting of tooling, foundry and test equipment expenditures related to the design, development and production of the new imaging products, upgrades to the network and email servers, and the purchase of a new trade show booth for national dental exhibitions. Where practical, the Company continues to conserve its cash. The Company expects to continue to finance any future capital requirements principally from internally generated funds.

RESULTS OF OPERATIONS - SIX MONTHS FISCAL 2005 VERSUS SIX MONTHS FISCAL 2004

Sales increased approximately $2,022,000 or 23.2%, between the Fiscal 2005 and Fiscal 2004 six-month periods. Approximately 52% of this increase is attributable to the continued growth of the Company's digital products in both the domestic and international marketplaces. The balance of the increase in sales is mainly attributable to increased x-ray sales and x-ray processor sales. The Company's international sales increased 60%, mainly due to sales of the new products.

Gross profit as a percent of sales remained relatively constant between the Fiscal 2005 and Fiscal 2004 six-month periods; however, the detail between material costs and labor and overhead costs showed significant differences. Material costs, as a percent of sales increased 1.4 percentage points, mainly due to the strength of the Euro related to the dollar, offset by production improvements in other new products. Labor and overhead costs increased $119,000 due to the significantly higher sales in this six-month period, which required higher operating costs. However, the relative percentage points for labor and overhead costs decreased 1.6 percentage points due to the higher sales base.

Selling, general, and administrative costs increased approximately $1,008,100 or 40%, between the Fiscal 2005 and Fiscal 2004 six-month periods. This increase is due to several different factors. As of December 31, 2004, the Company recorded
(1) an additional $125,000 contingent liability related to the settlement of the environmental claim for the alleged contamination of a property site in New Jersey, (2) $75,000 related to the contingent liability for the Company's portion of a potential settlement of the environmental waste haulage claim in New Jersey, and (3) approximately $100,000 in legal fees related to these two environmental claims. There were also consulting costs related to exploring various acquisition opportunities in the current period. The Company anticipates continuing to explore acquisition opportunities and therefore may continue to incur related consulting costs in the future. Marketing and sales costs increased approximately $460,000 in the current period due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, including increased travel costs, attendance at several national and regional veterinarian exhibitions, additional advertising, and increased operating costs. Management continues to monitor and control the level of discretionary spending in line with current sales levels and opportunities.

Research and development costs decreased approximately $22,000 or 11% between the Fiscal 2005 and Fiscal 2004 six-month periods. The Company continues to invest in the design, development and refinement of its new digital imaging products, as well as to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing product requirements.

Interest expense, net remained relatively constant between the Fiscal 2005 and Fiscal 2004 six-month periods. There was approximately $150,000 more in the average monthly revolving credit borrowings for the current six-month period ended December 31, 2004 and the prime rate of borrowing, upon which interest rates for all senior debt is based, was slightly higher, offset by a lower principal amount and lower interest rate on the outstanding subordinated note which is based on the 12-month Libor rate of borrowing.

The income tax provisions for the six-month periods in Fiscal 2005 and Fiscal 2004 primarily reflect certain state income and capital taxes. No tax benefit has been recognized for the losses incurred in prior years and therefore no tax provision has been recorded in the current year as these losses are utilized for income tax purposes.

RESULTS OF OPERATIONS - SECOND QUARTER FISCAL 2005 VERSUS SECOND
QUARTER FISCAL 2004

Sales increased approximately $1,401,700 or 30% between the second quarter Fiscal 2005 and the second quarter Fiscal 2004. Approximately 62% of this increase is attributable to the continued sales growth of the Company's digital products in both the domestic and international marketplaces. The balance of the increase in sales is mainly attributable to increased x-ray sales and x-ray processor sales. The Company's international sales increased 100% in the second quarter Fiscal 2005 compared to the second quarter Fiscal 2004, mainly due to new products.

Gross profit as a percent of sales improved 1.1 percentage points between the second quarter Fiscal 2005 and the second quarter Fiscal 2004. Material costs, as a percent of sales increased 1.0 percentage points, again mainly due to the strength of the Euro related to the dollar, offset by increased efficiencies in the manufacture of the new products. Labor and overhead costs increased $64,400 due to the significantly higher sales in the current three-month period, which required higher operating costs. However, the relative percentage points for labor and overhead costs decreased 2.1 percentage points due to the higher sales base.

Selling, general, and administrative costs increased approximately $607,200 or 48% between the second quarter Fiscal 2005 and the second quarter Fiscal 2004. This increase is due to several different factors. The Company recorded (1) an additional $125,000 contingent liability related to the settlement of the environmental claim for the alleged contamination of a property site in New Jersey prior to 1985, (2) approximately $105,000 in legal fees related to the two environmental claims and (3) increased computer costs related to the upgrade of the network and email servers purchased in December 2004. Marketing and sales costs increased approximately $244,000 in the current period due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, including increased travel costs, attendance at several national and regional veterinarian exhibitions, additional advertising, and increased operating costs. Management continues to monitor and control the level of discretionary spending in line with current sales levels and opportunities.

Research and development costs decreased approximately $2,100 or 2% between the second quarter Fiscal 2005 and the second quarter Fiscal 2004. The Company continues to invest in the design, development and refinement of its new imaging products, as well as to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing product requirements.

Interest expense, net remained relatively constant between the second quarter Fiscal 2005 and the second quarter Fiscal 2004. There was approximately $300,000 more in the average monthly revolving credit borrowings for the current three-month period ended December 31, 2004 and the prime rate of borrowing, upon which interest rates for all senior debt is based, was slightly higher, offset by a lower principal amount and lower interest rate on the outstanding subordinated note which is based on the 12-month Libor rate of borrowing.

The income tax provisions for the three-month periods in Fiscal 2005 and Fiscal 2004 primarily reflect certain state income and capital taxes. No tax benefit has been recognized for the losses incurred in prior years as these losses are utilized for income tax purposes.


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4:  CONTROLS AND PROCEDURES.

a) Evaluation of disclosure controls and procedures

Our co-chief executive officers and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a - 15 (e) of the Securities Exchange Act of 1934 (the "Act")). Based on their review and evaluation, the co-chief executive officers and chief financial officer have concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

During the quarter ended December 31, 2004, there were no significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were taken.



PART II OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS.

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

On October 4, 2004, the Company joined the alternative dispute resolution ("ADR") process (for smaller claims) consisting of third party defendants who made a settlement offer to a neutral party to resolve their liability related to the offsite disposition of trash and waste in a landfill in New Jersey prior to 1985. The Company's financial statements for the three months ended September 30, 2004 include a provision of $75,000, which represents the Company's potential liability under this settlement offer, net of the Company's insurance carrier's agreed-upon contribution towards the total settlement. This offer has not been accepted at the current time, and no counter proposals have been received. The Company is currently awaiting a further settlement proposal from the ADR neutral party.

On December 6, 2004, the Company reached an agreement as to the parameters of a settlement, which was finalized on February 8, 2005, relating to a different environmental claim filed in 2001 in the Superior Court of New Jersey, Morris County, which alleged that the Company's discontinued graphic arts camera subsidiary had contaminated a portion of the subsidiary's site during the manufacturing process prior to 1985. The settlement includes a Release and Indemnification as well as a Stipulation of Dismissal with Prejudice. The Company's financial statements for the three months ended December 31, 2004, include a provision of $125,000, which brings the total accrued liability on this claim to $325,000. This represents the Company's entire liability under this settlement offer, net of the Company's insurance carrier's agreed-upon contribution towards the total and final settlement.

ITEM 2:   UNREGISTERED SALES IN EQUITY SECURITIES AND USES OF PROCEEDS.

None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 10, 2004, the Company held an Annual Meeting of shareholders to (1) elect four directors for a term of one year or until their successors are duly elected, (2) consider and act upon a proposal to approve the Company's Equity Incentive Plan, and (3) to consider and act upon a proposal to approve an amendment to the Company's Certificate of Incorporation.

The nominees were each elected to the Board of Directors by the following votes:

                                                For Election   Against Election
                                                ------------   ----------------
                 David Vozick                    8,710,730          69,900
                 Donald Rabinovitch              8,711,330          69,300
                 Jack Becker                     8,710,830          69,800
                 Robert Blatt                    8,710,830          69,800

The other two proposals were ratified by the following votes:

                                               For the Proposal    Against the Proposal       Abstain
                                               ----------------    --------------------       -------
Proposal to approve the Company's 2004 Equity   8,578,680               176,350               25,600
Incentive Plan
Proposal to approve an amendment to the         8,737,830               16,700                26,100
Company's Certificate of Incorporation


ITEM 5:    OTHER INFORMATION.

None

ITEM 6:    EXHIBITS.

(a) Exhibits:

     (1)  3.1 - Restated Certificate of Incorporation of AFP Imaging Corporation
     (2) 31.1, 31.2, 31.3 - Certifications pursuant to Exchange Act Rule 13a - 14 (a).
     (3) 32.1, 32.2, 32.3 - Certifications pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AFP IMAGING CORPORATION



                                            /s/ David Vozick
                                            -----------------------
                                            David Vozick
                                            Chairman of the Board
                                            Secretary, Treasurer
                                            Date: February 11, 2005



                                            /s/ Donald Rabinovitch
                                            ------------------------
                                            Donald Rabinovitch
                                            President
                                            (Principal Executive
                                            Officer)
                                            Date: February 11, 2005


                                            /s/ Elise Nissen
                                            -----------------------
                                            Elise Nissen
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer)
                                            Date: February 11, 2005