Form 10-Q
period 2005-03-31
AFP IMAGING CORP
filed 2005-05-13
CIK 319126

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2005

Commission File Number 0-10832


                             AFP Imaging Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



              New York                             13-2956272
---------------------------------    ------------------------------------
 (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
 Incorporation or Organization)




            250 Clearbrook Road, Elmsford, New York      10523
            ----------------------------------------   ----------
            (Address of Principal Executive Offices)   (Zip Code)


                                  914-592-6100
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


                               Yes __X___ No____



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No__X__


The registrant had 9,399,717 shares of its common stock outstanding as of May 2, 2005.

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

 Readers are urged to carefully review and consider the various disclosures made by the Company in this Current Report on Form 10-Q, the Company's Annual Report on Form 10-K for the year ended June 30, 2004, and the Company's other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company's expectations or future events.



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

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2005, and its results of operations for the three and nine-month periods ended March 31, 2005 and 2004, and its cash flows for the nine-months period ended March 31, 2005 and 2004, consisting of normal recurring adjustments, have been included.

Item 1:  FINANCIAL STATEMENTS

                    AFP Imaging Corporation and Subsidiaries
         Consolidated Balance Sheets - March 31, 2005 and June 30, 2004


Assets                                                  March 31,        June 30,
                                                          2005            2004
                                                      ------------     -----------
                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                        $    435,530       $    331,993
   Accounts receivable, less allowance for
     doubtful accounts of $93,000 and
     $95,000, respectively
                                                       2,627,713          2,503,760
   Inventories                                         3,116,775          2,704,009
   Prepaid expenses and other current assets             114,855            267,380
   Deferred Income Taxes                                 340,000               --
                                                    ------------       ------------
     Total current assets                              6,634,873          5,807,142
                                                    ------------       ------------
PROPERTY, PLANT AND EQUIPMENT,
  At cost                                              1,640,247          1,502,811
  Less accumulated depreciation                       (1,247,184)        (1,114,540)
                                                    ------------       ------------
                                                         393,063            388,271
                                                    ------------       ------------
Other Assets                                              41,251             49,482
                                                    ------------       ------------
                                                    $  7,069,187       $  6,244,895
                                                    ============       ============
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Current portion of long-term debt               $    651,057       $  1,451,094
    Accounts payable                                   1,388,652            922,499
    Accrued expenses                                     797,248            847,923
                                                    ------------       ------------
       Total current liabilities                       2,836,957          3,221,516
 Long Term Debt                                           22,222            222,223
                                                    ------------       ------------
 Deferred Rent                                           120,496            135,760
                                                    ------------       ------------
     Total liabilities                                 2,979,675          3,579,499
                                                    ------------       ------------
 SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized
     30,000,000 shares, issued and outstanding
     9,399,717 and 9,270,617 shares at March
     31, 2005, and June 30, 2004, respectively
                                                          93,997             92,710
  Common stock warrants                                   19,800             19,800
  Paid-in capital in excess of par                    11,584,701         11,545,883
  Accumulated deficit                                 (7,608,986)        (8,992,997)
                                                    ------------       ------------
  Total shareholders' equity                           4,089,512          2,665,396
                                                    ------------       ------------
                                                    $  7,069,187       $  6,244,895
                                                    ============       ============



The accompanying notes to financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                For the Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                                Common         Paid-in
                                                    Common      Stock         Capital In     Accumulated
                                                    Stock       Warrants      Excess of Par     Deficit            Total
                                                   -------     --------      -----------      ------------       ---------
 Balance June 30, 2003                             $92,710      $19,800      $11,545,883      $(10,338,464)      $1,319,929
        Net income for nine months
           ended March 31, 2004                       --           --               --             938,011          938,011
                                                   ------------------------------------------------------------------------
 Balance March 31, 2004                            $92,710      $19,800      $11,545,883      $ (9,400,453)      $2,257,940
                                                   =======     ========      ===========      ============       ==========


 Balance June 30, 2004                             $92,710      $19,800      $11,545,883      $ (8,992,997)      $2,665,396

    Issuance of 129,100 shares of common
     stock in connection with the exercise of
     stock options                                   1,287         --             38,818              --             40,105

    Net income for nine months
       ended March 31, 2005                           --           --               --           1,384,011        1,384,011
                                                   ------------------------------------------------------------------------
Balance March 31, 2005                             $93,997      $19,800      $11,584,701      $ (7,608,986)      $4,089,512
                                                   =======     ========      ===========      ============       ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                   Three Months Ended                    Nine Months Ended
                                                                        March 31,                            March 31,
                                                              ----------------------------      ------------------------------
                                                                  2005            2004               2005              2004
                                                              ----------------------------      ------------------------------
Net sales                                                     $ 6,240,931       $5,476,342        16,978,637       $14,191,778

Cost of sales                                                   3,765,143        3,385,645        10,285,131         8,695,005
                                                              -----------       ----------      ------------       ------------
     Gross profit                                               2,475,788        2,090,697         6,693,506         5,496,773

Selling, general and administrative expenses (Note 7)           1,715,313        1,497,066         5,270,786         4,044,428
Research and development expenses                                  97,106           97,571           275,691           298,168
                                                              -----------       ----------      ------------       ------------
                                                                1,812,419        1,594,637         5,546,477         4,342,596
                                                              -----------       ----------      ------------       ------------
     Operating income                                             663,369          496,060         1,147,029         1,154,177

Interest expense, net                                              22,235           36,491           104,543           119,632
                                                              -----------       ----------      ------------       ------------
      Income before provision/(benefit) for income taxes          641,134          459,569         1,042,486         1,034,545

Provision/(benefit) for income taxes                             (357,465)          35,062          (341,525)           96,534
                                                              -----------       ----------      ------------       ------------
Net income                                                    $   998,599       $  424,507      $  1,384,011       $   938,011
                                                              ===========       ==========      ============       ============
Net income per common share:
             Basic                                            $      .11        $     .05       $        .15       $       .10
             Diluted                                          $      .10        $     .04       $        .14       $       .10

Weighted average outstanding common stock:
             Basic                                             9,399,717        9,271,054          9,373,386         9,271,054
                                                              ==========       ==========       ============       ===========
             Diluted                                           9,933,654        9,822,026          9,939,761         9,542,032
                                                              ==========       ==========       ============       ===========





The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                              2005             2004
                                                                                          ------------       ----------
Cash flows from operating activities:
   Net Income                                                                             $ 1,384,011       $   938,011
   Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation and amortization                                                           172,600           159,964
      Deferred Income tax benefit                                                            (340,000)             --
      Change in assets and liabilities:
         (Increase)/decrease in accounts receivable                                          (123,953)          159,920
         (Increase) in inventories                                                           (412,766)          (26,972)
         Decrease/(Increase) in prepaid expenses and other assets                             105,536            (6,988)
         Increase in accounts payable                                                         466,153           148,505
         (Decrease)/increase in accrued expenses                                              (50,675)           49,855
                                                                                          ------------       ----------
         Total adjustments                                                                   (183,105)          484,284
                                                                                          ------------       ----------
         Net cash provided by operating activities                                          1,200,906         1,422,295
                                                                                          ------------       ----------
Cash flows from investing activities:
         Capital expenditures                                                                (137,436)          (86,222)
                                                                                          ------------       ----------
         Net cash used in investing activities                                               (137,436)          (86,222)
                                                                                          ------------       ----------
Cash flow from financing activities:
         Repayment of debt                                                                 (1,000,038)       (1,359,023)
         Exercise of common stock options                                                      40,105              --
                                                                                          ------------       ----------
         Net cash used by financing activities                                               (959,933)       (1,359,023)
                                                                                          ------------       ----------
         Net increase/(decrease) in cash and cash equivalents                                 103,537           (22,950)
Cash and cash equivalents, at beginning of period                                             331,993           658,138
                                                                                          ------------       ----------
Cash and cash equivalents, at end of period
                                                                                          $   435,530       $   635,188
                                                                                          ===========       ==========
Supplemental cash flow disclosures:
    Cash paid during the year for-
              Interest                                                                    $   109,294       $   126,580
              Income taxes net of refunds                                                 $    35,940       $    11,534




The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited)

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

(2) Stock Option Plans:
The Company currently has in effect three employee incentive stock option plans, under which approximately 2,071,000 shares of common stock are currently authorized and available for issuance. The Company accounts for these plans pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB No. 123" the Company's net income and earnings per share would have been reduced by approximately $5,000 and $17,000 for the three and nine-month periods ended March 31, 2005, and approximately $5,000 and $8,000 for the three and nine-month periods ended March 31, 2004.

Stock options to purchase 30,000 shares of the Company's common stock were granted to the Company's outside Board of Director members in the nine-month period ended March 31, 2005, in accordance with the Company's policy for non-employee director compensation. Subsequent to March 31, 2005, the Company accelerated the vesting of 300,000 stock options previously granted to executive officers. There will be no significant effect on the Company's results of operations as a result of this acceleration of vesting.

(3) Basic and Diluted Income (Loss) Per Common Share:
The computation of net income per common share is based upon the weighted average number of common shares outstanding during the period, plus, in periods in which they have a dilutive effect, the effect of shares contingently issuable. The diluted weighted average number of shares outstanding includes 489,547 and 238,728 shares of common stock issuable upon exercise of outstanding stock options in the nine months ended March 31, 2005 and 2004, respectively. The diluted weighted average number of shares outstanding includes 457,295 and 484,356 shares of common stock issuable upon exercise of outstanding stock options in the three months ended March 31, 2005 and 2004, respectively. The diluted weighted average number of shares outstanding includes 76,827 and 32,250 shares of common stock issuable upon the exercise of outstanding warrants in the nine months ended March 31, 2005 and 2004, respectively. The diluted weighted average number of shares outstanding includes 76,642 and 66,316 shares of common stock issuable upon the exercise of outstanding warrants in the three months ended March 31, 2005 and 2004, respectively.

(4) Long and Short Term Debt:
On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan") with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 5 3/4 %, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of March 31, 2005, the amount outstanding under the Renewed Revolving Credit Loan was $384,390 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan. Included in debt is a subordinated promissory note related to a prior acquisition. This note totals $288,889 at March 31, 2005, of which approximately $266,667 has been classified as a current liability; repayment is scheduled at $22,222.22 per month until April 2006. A second subordinated promissory note related to a prior acquisition was repaid in full as of December 31, 2004.

(5) Inventory:
Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Production materials represent a small component of inventory at month-end due to the manufacturing cycle. The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. At March 31, 2005 and June 30, 2004, inventories consist of the following:


                                                         March 31, 2005    June 30, 2004
                                                         --------------    -------------
                                                           (Unaudited)
                                                           ----------
             Raw materials and sub-component parts         $1,857,515          $1,354,424
             Work-in-process and finished goods             1,259,260           1,348,585
                                                           ----------      -------------
                                                           $3,116,775          $2,704,009
                                                           ==========      ==============

(6) Income Taxes:
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.

During the quarter ended March 31, 2005, the Company recorded an income tax benefit of approximately $340,000, resulting from a decrease in the Company's valuation allowance against its deferred tax asset. The deferred tax asset primarily relates to losses reported in prior years. As of March 31, 2005, the Company believes it is likely that they will utilize a portion of these prior year net operating loss carryforwards. The remaining balance of the tax benefit recorded for the three and nine months ended March 31, 2005, includes state income and capital taxes, and related refunds and credits received. The Company's income tax provision for the Fiscal 2004 three and nine-month periods relate to state income and capital taxes, net of any refunds received. As of March 31, 2005, the Company had approximately $8.7 million in federal net operating loss carryforwards, and approximately $14.0 million in state net operating loss carryforwards.

(7) Commitments and Contingencies:
On October 4, 2004, the Company joined the alternative dispute resolution ("ADR") process (for smaller claims) consisting of third party defendants who made a settlement offer to a neutral party to resolve their liability related to the offsite disposition of trash and waste in a landfill in New Jersey prior to 1985. Selling, General and Administrative expenses for the nine months ended March 31, 2005 include a provision of $75,000, which represents the Company's potential liability under this settlement offer, net of the Company's insurance carrier's agreed upon contribution towards the total settlement. This offer has not been accepted at the current time, and no counter proposals have been received. The Company is currently awaiting a further settlement proposal from the ADR neutral party.

On December 6, 2004, the Company reached an agreement as to the parameters of a settlement, which was finalized on February 8, 2005 and paid on February 18, 2005, relating to a different environmental claim filed in 2001 in the Superior Court of New Jersey, Morris County, which alleged that the Company's discontinued graphic arts camera subsidiary had contaminated a portion of the subsidiary's site during the manufacturing process prior to 1985. The settlement included a Release and Indemnification as well as a Stipulation of Dismissal with Prejudice. Selling, General and Administrative expenses for the nine months ended March 31, 2005 includes a provision of $125,000, which brings the total accrued liability on this claim to $325,000. This represents the Company's entire liability under this settlement offer, net of the Company's insurance carrier's agreed upon contribution towards the total and final settlement, and was paid in full.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement requires companies to begin expensing equity-based awards in the first annual reporting period beginning after June 15, 2005. This statement will be effective for the Company beginning in Fiscal 2006. The Company is continuing to review the terms and conditions of Statement 123R to determine the effect on the Company's results of operations and financial position, however, the Company does not currently believe that Statement 123R will have a significant impact.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company's working capital at March 31, 2005 increased by approximately $1,212,300 from June 30, 2004. This increase principally is due to internally generated funds, reductions in the revolver debt, an increase in the current deferred tax asset, and increases in accounts payable, offset by scheduled payments on the subordinated debt and increases in inventory levels and accounts receivable.

The Company's increase in sales this fiscal year has increased cash collections and profits. This cash has been used to reduce debt whenever possible. A small percentage increase by customers using national credit cards continues to expedites the collection process. The Company is currently working towards increasing its finished goods inventory levels, so as to better satisfy worldwide customer demand; however due to increasing sales, the increase in inventory is currently in production components. The Company has not changed its payment policies to its vendors.

On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan") with its existing senior secured lender for an additional three-year period. The maximum borrowing permitted under the Renewed Revolving Credit Loan is lower than that under the original credit facility with the lender, based on the Company's current requirements. However, the Renewed Revolving Credit Loan has more favorable terms, including a lower interest rate and less stringent reporting requirements, than that under the prior credit facility and gives the Company the ability to borrow on a specific amount of foreign accounts receivable. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 5-3/4 %, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of March 31, 2005, the amount outstanding under the Renewed Revolving Credit Loan was $384,390 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan.

Included in debt is a subordinated promissory note related to a prior dental company acquisition. This note totals $288,889 in principal amount at March 31, 2005, of which approximately $266,667 has been classified as a current liability. The Company is current on all principal and interest payments due the note holder. A second subordinated promissory note related to a different prior acquisition was repaid in full as of December 31, 2004.

The Company's historical operating cash flows generally have been positive; however, the Company is dependent upon the Renewed Revolving Credit Loan to finance its ongoing operations. It is believed that the Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company expects its working capital requirements will continue to be financed by operations and from borrowings, including borrowings under the Renewed Revolving Credit Loan. The Company currently believes that there are no significant trends, demands, commitments or contingencies, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable near-term future. As of May 6, 2005, the Company had available approximately $2,159,000 of unused credit under the terms of the Renewed Revolving Credit Loan.

The terms of the Renewed Revolving Credit Loan limit the amount of capital expenditures. However, such terms can be waived by the senior secured lender when needed. Capital expenditures for the first nine months of Fiscal 2005 were $137,436, consisting of tooling, foundry and test equipment expenditures related to the design, development and production of the new imaging products, upgrades to the Company's network and email servers, new computer equipment for the sales personnel, and the purchase of a new trade show booth for national dental exhibitions. Where practical, the Company continues to conserve its cash. The Company expects to continue to finance any future capital requirements principally from internally generated funds.

Results of Operations - Nine Months Fiscal 2005 Versus Nine Months Fiscal 2004

Sales increased approximately $2,786,800 or 19.6%, between the Fiscal 2005 and Fiscal 2004 nine-month periods. Approximately 60% of this increase is attributable to the continued growth of the Company's digital products in both the domestic and international marketplaces. The balance of the increase in sales is mainly attributable to increased x-ray sales and x-ray processor sales. The Company's international sales increased 65%, mainly due to sales of the new products.

Gross profit as a percent of sales improved slightly (.7 percentage points) between the Fiscal 2005 and Fiscal 2004 nine-month periods; however, the detail between material costs and labor and overhead costs showed significant differences. Material costs, as a percent of sales increased .8 percentage points, mainly due to the strength of the Euro related to the dollar, offset by production improvements in other new products and price increases implemented in the third quarter for some of the imported products. Labor and overhead costs increased $142,000 due to the significantly higher sales volumes in this nine-month period. However, the relative percentage points for labor and overhead costs decreased 1.5 percentage points due to the higher sales base.

Selling, general, and administrative costs increased approximately $1,226,400 or 30%, between the Fiscal 2005 and Fiscal 2004 nine-month periods. This increase is due to several different factors: (1) as of December 31, 2004, the Company had recorded a total of $300,000 of G&A costs which included associated legal and settlement fees related to two separate environmental lawsuits (one of which was settled in February 2005), and (2) marketing and sales costs increased approximately $620,000 in the current period due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, including increased travel costs, attendance at several national and regional clinical exhibitions, additional advertising, and increased operating costs. There were also consulting costs related to exploring various acquisition opportunities in the current period. The Company anticipates continuing to evaluate acquisition opportunities and therefore may continue to incur related consulting costs in the future. Such costs relating to acquisition opportunities may vary significantly between quarters depending on the extent of acquisition activities. Due to the continued growth in sales, variable general operating expenses have also shown a slight increase.

Research and development costs declined slightly, approximately $22,500 or 7.5%, between the Fiscal 2005 and Fiscal 2004 nine-month periods, all in the first six months of the fiscal year. The Company continues to invest in the design, development and refinement of its new digital imaging products, as well as to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting requirements, initiation or completion of certain project tasks, and market demands.

Interest expense, net decreased slightly, approximately $15,100 or 12.6%, between the Fiscal 2005 and Fiscal 2004 nine-month periods. A subordinated note was repaid as of December 2004, and the other subordinated note had a lower principal amount and slightly lower interest rate in the current nine-month period. This was offset by approximately $66,000 more in the average monthly revolving credit borrowings for the current nine-month period ended March 31, 2005 and the prime rate of borrowing, upon which interest rates for all senior debt is based, was slightly higher,

A deferred income tax benefit of approximately $340,000 resulting from a decrease in the Company's valuation allowance against its deferred tax asset was recorded as of March 31, 2005. The deferred tax asset primarily relates to losses reported in prior years. The Company believes it is likely that they will utilize a portion of these prior year net operating loss carryforwards, based on the Company's current strong earnings history. As a result, net income for the nine months ended March 31, 2005 was $340,000 ($.03 per diluted share) higher than would have been reported if such tax benefit had not been recorded. The remaining balance of the tax benefit recorded for the nine months ended March 31, 2005, includes state income and capital taxes, and related refunds and credits received. The Company's income tax provision for the Fiscal 2004 nine-month period relates to state income and capital taxes, net of any refunds received.

Results of Operations - Third Quarter Fiscal 2005 Versus Third Quarter Fiscal
2004

Sales increased approximately $764,600 or 14% between the third quarter Fiscal 2005 and the third quarter Fiscal 2004. Most of this increase is attributable to the continued sales growth of the Company's digital products in both the domestic and international marketplaces. The Company's international sales increased 30% in the third quarter Fiscal 2005 compared to the third quarter Fiscal 2004, mainly due to new products.

Gross profit as a percent of sales improved 1.5 percentage points between the third quarter Fiscal 2005 and the third quarter Fiscal 2004. Material costs, as a percent of sales stayed relatively constant between the periods, attributable to the strength of the Euro related to the dollar, offset by production improvements in other new products, and price increases implemented in the third quarter for some of the imported products. Labor and overhead costs increased slightly in the current three-month period, as the higher sales required higher operating costs. However, the relative percentage points for labor and overhead costs decreased 1.3 percentage points due to the higher sales base.

Selling, general, and administrative costs increased approximately $218,200 or 14.6%, between the third quarter Fiscal 2005 and the third quarter Fiscal 2004. This increase is due to marketing and sales costs increased approximately $150,000 in the current period due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, including increased travel costs, attendance at several national and regional clinical exhibitions, additional advertising, and increased operating costs. The balance of this increase can be attributed to increased variable general operating expenses commensurate with the increase in sales.

Research and development costs stayed relatively constant between the third quarter Fiscal 2005 and the third quarter Fiscal 2004. The Company continues to invest in the design, development and refinement of its new imaging products, as well as to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting requirements, initiation or completion of certain project tasks, and market demands.


Interest expense, net decreased approximately $14,300 or 39.2%, between the third quarter Fiscal 2005 and the third quarter Fiscal 2004. There was approximately $288,000 less in the average monthly revolving credit borrowings for the current three-month period ended March 31, 2005 offset by the prime rate of borrowing, upon which interest rates for all senior debt is based, was slightly higher. Additionally, there was both a lower principal amount and lower interest rate on an outstanding subordinated note whose interest rate is based on the 12-month Libor rate of borrowing. A separate subordinated note was repaid as of December 2004, which reduced interest expense by $8,800.

A deferred income tax benefit of approximately $340,000 resulting from a decrease in the Company's valuation allowance against its deferred tax asset was recorded as of March 31, 2005. The deferred tax asset primarily relates to losses reported in prior years. The Company believes it is likely that they will utilize a portion of these prior year net operating loss carryforwards, based on the Company's current strong earnings history. As a result, net income for the three months ended March 31, 2005 was $340,000 ($.03 per diluted share) higher than would have been reported if such tax benefit had not been recorded. The remaining balance of the tax benefit recorded for the three months ended March 31, 2005, includes state income and capital taxes, and related refunds and credits received. The Company's income tax provision for the Fiscal 2004 three-month period relates to state income and capital taxes, net of any refunds received.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to makes estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions are evaluated on an ongoing basis based on historical internal operations, industry trends and conditions, market conditions and other information that management believes to be reasonable or applicable under the circumstances. There can be no assurances that actual results of operations will be consistent with management's estimates and assumptions, and that reported results of operations will not be adversely affected by the requirement to make accounting adjustments to reflect changes in these estimates from time to time. The following policies are those that management believes to be the most sensitive to estimates and judgments.

Accounts Receivable
The Company reports accounts receivable net of reserves for doubtful accounts. Credit is extended to worldwide distributors on varying terms between 30 and 90 days. The reserve for doubtful accounts is management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable and is based upon continual analysis of the accounts receivable aging including credit risk of specific customers, historical trends and other related information. The Company writes off accounts receivable when they become uncollectible. There have been no significant changes in the computation methodology of the reserve for doubtful accounts in the past three years and the Company has not had significant bad debt write-offs in the past few years. Management believes that any potential risk associated with the estimate of reserve for doubtful accounts is therefore limited.

Inventories
Inventories, which include material and a small component of work-in-process labor and overhead, are stated at the lower of cost (first in, first out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual system to properly account for, control and maintain the movement of all inventory components. The Company has established inventory reserves based on inventory estimated to be obsolete, slow moving, or unmarketable due to changing technological and market conditions. If actual market and technical conditions are less favorable than those anticipated, additional inventory reserves would be required. There have been no significant changes in the computation methodology of the reserves for inventory in the past three years.

Warranties
The Company records a liability for an estimate of costs that it expects to incur under its limited warranty based on revenues. Various factors affect the Company's warranty liability, including (1) number of units sold, (2) historical rates of claims, (3) anticipated rates of claims, as well as (4) costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

In March 2005, the Company began to include an extended warranty with its digital sensors. The Company will monitor the rate and costs of claims and review the adequacy of its warranty liability and make any changes as necessary.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be effected, accordingly.


Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

The Company's earnings and cash flows are subject to changes in interest rates (short-term prime based interest rates and the 12-month LIBOR rate) primarily from its borrowings under its senior and subordinate debt. The Company does not believe that it is materially exposed to changes in interest rates; as at March 31, 2005 there was approximately $673,000 in total debt outstanding. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

The Company's earnings and cash flows are subject to foreign currency exchange rate risk, specifically the Euro/Dollar and the Yen/Dollar. The Company does not believe that it is materially exposed to foreign currency exchange rate risk due to the volume of purchases in foreign currency relative to purchases in US dollars; however the relative strength of the Dollar to the Euro or to the Yen does affect the Company's Gross Profit. The Company continuously monitors all changes in foreign currency and adjusts its pricing to customers to reflect these changes.

Item 4:  Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our co-chief executive officers and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a - 15 (e) of the Securities Exchange Act of 1934 (the "Act")). Based on their review and evaluation, the co-chief executive officers and chief financial officer have concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

During the quarter ended March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were taken.

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

On December 6, 2004, the Company reached an agreement as to the parameters of a settlement, which was finalized on February 8, 2005, and paid on February 18, 2005, relating to a different environmental claim filed in 2001 in the Superior Court of New Jersey, Morris County, which alleged that the Company's discontinued graphic arts camera subsidiary had contaminated a portion of the subsidiary's site during the manufacturing process prior to 1985. The settlement included a Release and Indemnification as well as a Stipulation of Dismissal with Prejudice. The Company's financial statements for the three months ended December 31, 2004, include a provision of $125,000, which brings the total accrued liability on this claim to $325,000. This represents the Company's entire liability under this settlement offer, net of the Company's insurance carrier's agreed-upon contribution towards the total and final settlement.


Item 2:   Unregistered Sales in Equity Securities and Uses of Proceeds.

None

Item 3:    Defaults Upon Senior Securities.

None

Item 4:    Submission of Matters to a Vote of Security Holders.

None

Item 5:    Other Information.

None

Item 6:    Exhibits.

(a) Exhibits:
(1)      31.1, 31.2, 31.3 - Certifications pursuant to
         Exchange Act Rule 13a - 14 (a).
(2)      32.1, 32.2, 32.3 - Certifications pursuant to 18
         U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.

                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AFP IMAGING CORPORATION



                                          /s/  David Vozick
                                          ---------------------------------
                                          David Vozick
                                          Chairman of the Board
                                          Secretary, Treasurer
                                          Date:  May 13, 2005



                                          /s/ Donald Rabinovitch
                                          ---------------------------------
                                          Donald Rabinovitch
                                          President
                                          (Principal Executive Officer)
                                          Date:  May 13, 2005


                                          /s/  Elise Nissen
                                          ---------------------------------
                                          Elise Nissen
                                          Chief Financial Officer
                                          (Principal Financial
                                          and Accounting Officer)
                                          Date:  May 13, 2005