Form 10-K
period 2005-06-30
AFP IMAGING CORP
filed 2005-09-27
CIK 319126

United States

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

    (X)     Annual Report Pursuant to Section 13 or 15 (d) of the
            Securities Exchange Act of 1934 For the fiscal year ended June 30, 2005

                                       or

    ( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the transition period from ________ to ________

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


                     250 Clearbrook Road, Elmsford, NY 10523
                     ---------------------------------------
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

              _X_                              ___
              Yes                              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ( ) NO ( X).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ( ) NO ( X ).

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 31, 2004 was approximately $7,581,857. On such date, the average of the closing bid and asked prices of the Registrant's Common Stock, as reported by the OTC Bulletin Board, was $1.28.

The registrant had 9,568,217 shares of Common Stock outstanding as of September 15, 2005.

The information required by Part III of Form 10-K is incorporated by reference to the registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders tentatively scheduled for December 12, 2005 to be filed with the Securities and Exchange Commission on or prior to October 28, 2005.

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

o the Company's ability to successfully market its existing and new products,

o        adverse business conditions,

o        changing industry and competitive conditions,

o        the effect of technological advancements on the Company's products,

o the Company's ability to protect its intellectual property rights and/or where its intellectual property rights may infringe on the intellectual property rights of others,

o        maintaining operating efficiencies,

o        pricing pressures,

o        risk associated with foreign sales,

o risk associated with the loss of services of the key executive officers,

o        the Company's ability to attract, train and retain key personnel,

o difficulties in maintaining adequate long-term financing to meet the Company's obligations, and fund the Company's operations,

o changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or the Company's customers,

o        determinations in various outstanding legal matters,

o        changes in currency exchange rates and regulations, and

o other factors set forth in this Form 10-K and from time to time in the Company's other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-K for the year ended June 30, 2005, and the Company's other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward - looking statements made in this Annual Report on Form 10-K speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company's expectations or future events.


Part I
------

Item 1.  Business
-----------------

a) General Development of Business

AFP Imaging Corporation was organized on September 20, 1978, under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing and/or producing medical and dental diagnostic images through electronic technologies, as well as the chemical processing of photosensitive materials. Medical, dental, veterinary and industrial professionals use these products. The Company's products are distributed to worldwide markets, under various brand names, through a network of independent and unaffiliated dealers. The Company has been ISO 9001 certified since 1996.

The Company's objective is to be a leading provider of cost effective, diagnostic radiographic products utilized in the medical, dental, veterinarian and industrial imaging fields. The Company is concentrating on

o        continually broadening is product offerings,

o        enhancing both its domestic and international distribution channels and

o expanding its market presence in the diagnostic veterinary and dental imaging fields.

In February 2005, the Company settled an outstanding environmental litigation claim, which had been filed in 2001 as a civil complaint by the current owners of property, which the Company had owned between August 1984 and June 1985. The Company paid $325,000, which represented their entire liability under the settlement offer. See Item 3, Legal proceedings for a further discussion of this matter.

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

b) Financial Information about Industry Segments

The Company is engaged in one industry segment, the manufacture and distribution of medical/dental x-ray equipment and accessories. Prior to July 2001, when the Company sold the assets related to its graphic arts subsidiary, the Company had been engaged in two industry segments, the manufacture and distribution of medical/dental x-ray equipment and accessories, and graphic arts processing equipment. The Company has agreed not to compete in this same business line of graphic arts film and plate processing equipment for ten years, to expire in July 2011. The Company's business segments until July 2001 were based on significant differences in the nature of the Company's operations, including distribution channels and customers. The composition of the current industry segment is consistent with that used by the Company's management in making strategic decisions. See Note 10 to the Consolidated Financial Statements for further discussion of the Company's industry segments.

c) Narrative Description of Business

All of the Company's products are distributed worldwide through an unaffiliated dealer network to doctors, dentists, veterinarians, hospitals, medical clinics, the U.S. military and others.

Principal Products and Services

Digital Dental and Large Body DR and CR Imaging Systems
The Company manufactures, distributes and services a filmless, digital dental radiography system, utilizing x-rays and electronic imaging technology. Such equipment generates and captures a patient's dental images with an intraoral sensor and then displays the image on a computer screen that operates in a Windows-based, software environment. These filmless, digital dental radiographic systems, referred to as DR Systems, have practical applications in both human and companion animal dentistry. The Company has developed proprietary application software for use with the sensor. The Company also distributes a computed radiology system, referred to as CR Systems, that utilizes a reusable phosphorus plate and laser scanner in place of x-ray film. The plate can be erased and then re-exposed to capture another image. The CR System is applicable to larger body x-ray examinations.

Medical, Dental and Industrial X-Ray Processors & Accessories
The Company manufactures and distributes a line of freestanding and table top medical, dental and industrial x-ray film processors, commonly referred to as analog systems. These machines are capable of processing or developing films of various sizes. The exposed film is inserted into the Company's equipment and returned to the operator developed, fixed, washed and dried. The equipment can be located either in a dark room site or adapted to a daylight loading system. These units are used for diagnostic x-ray imaging and industrial, non-destructive testing applications.

X-Ray Systems
The Company has the exclusive distribution rights in the North American and Mexican markets for a well established, European-designed intraoral dental x-ray machine and a panoramic/cephalometric dental x-ray machine. The Company also has the North American distribution rights to a Japanese-developed panoramic/ cephalometric dental x-ray machine. The x-ray film exposed by all of these units can be developed in the Company's film processors. Alternatively, these x-ray products can be sourced and distributed with a digital, filmless sensor that is compatible with the Company's other digital x-ray products and software.

Veterinary Imaging and Radiographic Systems

The Company manufactures and distributes a line of x-ray and related equipment specifically designed for the veterinary marketplace. These include intraoral x-ray systems, a filmless digital dental radiography system, film processors, dental veterinary film, and a large body CR filmless scanner used in conjunction with general radiographic equipment. In July 2005, the Company was appointed the exclusive worldwide distributor of general-purpose x-ray systems and components specifically designed for all veterinary applications, known in the market under trade names "Universal" and "VetTek." These systems are designed to be either digital or film based and allows the veterinarian to perform either dental or general radiography on companion animals.

Patents and Trademarks

The Company presently holds or has licensed a number of domestic and foreign utility patents, which, the Company believes, are material to the technology used in its products. The Company's intellectual property includes several patents obtained in connection with acquisitions completed in 1997. The Company is not aware of any patents or other intellectual property held by others that conflict with the Company's current product designs. However, there can be no assurance that infringement claims will not be asserted against the Company in the future. Patent applications have been filed where appropriate. The Company owns several domestic and foreign trademarks, which it uses in connection with the marketing of its products, including AFP Imaging, DENT-X, EVA and DIGIVET, among others. The Company believes that these utility patents and trademarks are important to its operations and the loss or infringement by others of or to its rights to such patents and trademarks could have a material adverse effect on the Company. Even with the patent rights in the Company's products, the Company's technology may not preclude or inhibit competitors from producing products that have identical performance as the Company's products.

The Company has agreed to pay a nominal royalty on the domestic sales of its digital dental systems to a third party under a license for the use of the third party's software format for the computer display of such images. The Company also has agreed to pay a royalty to a third party on the worldwide sales of its digital dental sensors, under a license to use certain technology developed and owned by the third party and utilized in the sensor's operations. The Company is dependant to some degree on these third-party licenses, and the loss or inability to replace these licenses could result in increased costs as well as initial delays or reductions in product shipments. The principal technology applied to the construction of the Company's other products may be considered proprietary.

Research and Development

The amounts spent by the Company during each of the Company's last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, are as follows:
                                    Year Ended June 30,
                                    -------------------
             2005                          2004                         2003
             ----                          ----                         ----
           $435,812                      $397,444                     $553,991

The Company conducts research and development activities internally, at its Elmsford, New York facility, as well as contracts out certain projects to qualified vendors and external consultants. The Company's research and development efforts and technologies have been enhanced by business acquisitions completed prior to 2001.

The Company's level of research and development spending is discussed further in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Raw Materials

The Company manufactures, assembles, and services its products at its ISO 9001/2000 (International Standards Organization) certified facility in Elmsford, New York. The Company's products are manufactured from parts, components and subassemblies obtained from several unaffiliated suppliers and/or fabricated internally at its manufacturing facility. In most cases, the Company does not utilize any unique procedures, nor does it traditionally have difficulties in obtaining raw materials or processes, in the design and manufacture of its products. The Company does own proprietary designs and tooling to produce the digital x-ray sensors, which are in the physical possession of a Company vendor. Although the Company anticipates that an adequate commercial supply of most raw material parts and components will remain available from multiple sources, the loss of the Company's relationship with a particular supplier could result in some productions delays; however, such a loss is not expected to materially adversely affect the Company's business, as the proprietary design is readily reproducible.

Warranties

The Company generally warrants each of its products against defects in materials and workmanship for a period of one to two years from the date of shipment plus any extended warranty period purchased by the customer, and three years for the digital sensors. The need to fulfill warranty claims by the Company's dealers could have an adverse effect on the Company, by requiring additional expenditures for material and/or labor.

Sales, Marketing and Distribution

The Company's manufactured products are produced domestically and distributed both domestically and internationally to independent dealers and distributors. The Company's products are marketed under the Company's own trade names and are distributed through an extensive network of independent medical, dental, and veterinary dealers. These dealers install and service such products. Other products are imported from foreign suppliers and sold in North America.

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

The Company is also subject to other federal, state, and local laws, regulations and recommendations relating to safe working conditions and manufacturing processes.

International sales of our products are subject to the regulatory agency product registration requirements of each country in which the Company's products are sold. The regulatory review process varies from country to country. The Company typically relies on its distributors in foreign countries to obtain the required regulatory approvals.

Product Liability Exposure

The Company's business involves the inherent risk of product liability claims. The Company currently maintains general product liability insurance as well as an umbrella liability policy, which the Company believes are sufficient to protect the Company from any potential risks to which it may be subject. However, there can be no assurances that product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at a reasonable cost. See Item 3. Legal Proceedings, for further discussion of any outstanding product liability claims.

Seasonal Nature

Historically, the Company's fourth quarter revenues of any fiscal year have been higher than the subsequent first quarter's revenues. This is due to aggressive fourth quarter marketing, followed by lower customer demand in the first fiscal quarter attributed to summer holidays and traditional foreign business closings during July and August. The Company expects net sales and operating results to continue to reflect this seasonality.

Working Capital Practices

The Company believes its practices regarding inventories, receivables or other items of working capital to be typical for the industry involved. On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan"), with its existing senior secured lender, for an additional three-year period. The maximum borrowing permitted under the Renewed Revolving Credit Loan is lower than that under the prior credit facility, based on the Company's current requirements. However, the Renewed Revolving Credit Loan has more favorable terms, including a lower interest rate and less stringent reporting requirements, than that under the prior credit facility and gives the Company the ability to borrow on a specific amount of foreign accounts receivable. The Renewed Revolving Credit Loan replaced the existing senior credit facility (the "Original Revolving Credit Loan"). The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 6-3/4 %, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances.

As of June 30, 2005, the Company was in compliance with all the terms and conditions of its Renewed Revolving Credit Loan, as amended. In connection with the initial closing of the Original Revolving Credit Loan, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to adjustment for all subsequent issuances of stock. This warrant expires on September 21, 2006. The Black-Scholes Method was used to value the warrant, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Original Revolving Credit Loan.

See Note 4 to the Consolidated Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the revised terms and conditions.

Customers

In the Company's fiscal year ended June 30th 2005 ("Fiscal Year 2005") there were no sales to any one customer, which accounted for 10% or more of the Company's total consolidated sales. In the Company's fiscal year ended June 30th 2004 ("Fiscal Year 2004"), sales of dental imaging equipment to Henry Schein Inc., accounted for approximately 11% of the Company's total consolidated sales. In the Company's fiscal year ended June 30th 2003 ("Fiscal Year 2003"), sales of dental imaging equipment to Henry Schein Inc., and Patterson Dental Supply, each accounted for approximately 11% of the Company's total consolidated sales. Management believes that the loss of any one customer would have an adverse effect on the Company's consolidated business for a short period of time, as the Company seeks new customers.

Backlog Orders

As of June 30, 2005, the Company's backlog of orders for its products was approximately $1,089,500 as compared to $1,192,100 as of June 30, 2004. All of the orders included in the backlog at June 30, 2005 are scheduled for delivery on or before June 30, 2006. Spare part sales are not included in the Company's backlog calculations. In the opinion of the Company, fluctuations in the backlog and its size at any given time are not necessarily indicative of intermediate or long-term trends in the Company's business. Much of the Company's backlog can be canceled or the delivery dates of orders can be accelerated or extended without penalty. Delivery of capital equipment is frequently subject to changing budget conditions of medical institutions and end user clinical practitioners, which can vary significantly between fiscal periods.

Government Contracts

The Company did not fulfill any significant contracts in Fiscal Years 2005, 2004 and 2003 with the United States Government that were material to the Company's consolidated business. The Company's policy is to be responsive to all governmental Requests for Quotations (RFQ), which can be fulfilled by items within the scope of the Company's product lines.

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

The market for technology professional services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition not only to persist, but also to increase. Competition may result in price reductions, reduced margins and loss of market share. The market for the Company's goods and services is rapidly evolving and is subject to continuous technological change. As a result, the Company's competitors may be better positioned to address these developments or may react more favorably to these changes.

While the Company believes its products are competitive in terms of capabilities, quality and price, increased competition in the marketplace could have an adverse effect on the Company's business and, recent business mergers and acquisitions may have potentially adversely affect the Company's business. Many of the Company's competitors are much larger with significantly greater financial, sales, marketing and other resources than those of the Company. There can be no assurance that these competitors are not currently developing or will attempt to develop new products that are more effective than those of the Company or that might render the Company's products noncompetitive or obsolete. No assurances can be given that the Company will be able to compete successfully with such competitors in the future.

Environmental

The Company believes it is in compliance with the current laws and regulations governing the protection of the environment and that continued compliance would not have a material adverse effect on the Company or require any material capital expenditures. Compliance with local codes for the installation and operation of the Company's products is the responsibility of the end user, or the dealer who independently provides installation services. See Item 3. Legal Proceedings, for further discussion of an environmental claim in which the Company is involved.

Employees

As of June 30, 2005, the Company employed 84 people on a full-time basis. The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.

d) Financial Information about Foreign and Domestic Operations and Export Sales

Financial information related to foreign and domestic operations and export sales for the last three fiscal years is as follows:

                                           FY 2005                 FY 2004                  FY 2003

Domestic sales                         $18,858,056  82%        $16,733,360  84%         $15,111,108  84%
Export and foreign sales                $4,277,007  18%         $3,099,550  16%          $2,932,560  16%

Domestic operating income               $1,354,617              $1,466,228                   $1,395
Foreign operating loss                           -                ($12,600)                 ($1,940)


Assets used in the manufacture of export sales are integrated with the other assets of the Company. The Company liquidated its foreign subsidiary in September 2003.

Item 2.  Properties
-------------------

The Company's sole executive offices and manufacturing facility are located in Elmsford, New York. This facility, which comprises approximately 47,735 square feet, is subject to a lease expiring on December 31, 2009 with a current rental of $525,085 per year, through the lease term, plus increases for real estate taxes, utility costs and common area charges. The Company believes its facility is well maintained, in good operating condition and sufficient to meet the Company's present and anticipated needs.

Item 3.  Legal Proceedings
--------------------------

The Company is a defendant in an environmental claim relating to property in New Jersey owned by the Company between August 1984 and June 1985. This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. The Company maintains that its waste materials are of a general commercial nature. This claim was originally filed in 1998 by the federal government in United States District Court and the State of New Jersey, citing several hundred other third-party defendants. The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved companies, in an alternative dispute resolution (ADR) process for smaller claims. No potential cost to the Company has been assessed on this claim; however, the Company has accrued $75,000 which represents the Company's potential liability, net of the Company's insurance carrier's agreed upon contribution towards a potential settlement. The Company does not expect to receive any further information until a status conference is held in mid-October 2005. The Company cannot, at this time, assess the amount of liability above its accrued amount, if any, that could result from any adverse final outcome of this environmental complaint.

On December 6, 2004, the Company reached an agreement as to the parameters of a settlement, which was finalized on February 8, 2005 and paid on February 18, 2005 relating to a separate environmental claim filed in 2001 as a civil complaint by the current owners of the same property owned by the Company between August 1984 and June 1985. This claim was filed in the Superior Court of New Jersey, Morris County, and alleged that the Company's discontinued graphic art camera subsidiary had contaminated a portion of the site during its manufacturing process prior to 1985. The Settlement included a Release and Indemnification as well as a Stipulation of Dismissal with Prejudice. The Company paid $325,000, which represented the Company's entire liability under this settlement offer, net of the Company's insurance carrier's agreed upon contribution towards the total and final settlement,

The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred for both of the environmental claims since September 2001.

The Company is a defendant (with several other parties) in a product liability insurance action, which was filed in May 2005 in the Superior Court in Hartford, Connecticut. The plaintiff, through their insurance company, claims that the Company's equipment caused a fire on the plaintiff's premises in May 2003. The complaint seeks unspecified compensatory damages. The Company maintains that their equipment was not the cause of the fire or the resultant damage. The Company's insurance carriers, and their attorneys, are assisting in the Company's defense in this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

From time to time, the Company is party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 2005.

Part II
-------


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

a) Market Information

The Company's Common Stock, par value $.01 per share, is the only class of the Company's common equity securities outstanding and is traded on the OTC Bulletin Board (Symbol "AFPC"), maintained by the NASD Inc. The following table, based on information supplied by Commodity Systems Inc., shows the range of the closing high and low bid information for the Company's Common Stock for each quarterly period during the Company's last two fiscal years. These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

    Quarter ended                               High Bid                        Low Bid
    -------------                               --------                        -------
    September 30, 2003                             .32                             .14
    December 31, 2003                              .74                             .25
    March 31, 2004                                1.19                             .64
    June 30, 2004                                 1.64                            1.02
    September 30, 2004                            1.85                            1.21
    December 31, 2004                             1.51                            1.11
    March 31, 2005                                1.70                            1.12
    June 30, 2005                                 2.25                            1.40

The market for the Company's Common Stock is highly volatile and the trading price of the Common Stock could widely fluctuate in response to numerous factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for the securities of many companies, which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

b) Holders

As of September 15, 2005, the closing bid price for the Company's Common Stock, as reported on the OTC Bulletin Board, was $2.10, and there were 319 shareholders of record of the Common Stock. The Company estimates, based on surveys conducted by its transfer agent in connection with the Company's 2004 Annual Meeting of Shareholders, that there are approximately 1,400 beneficial holders of the Common Stock.

c) Dividends

No cash dividends have been declared on the Company's Common Stock to date and the Company anticipates that any earnings will be retained for use in the Company's business for the foreseeable future. The Company currently is prohibited from paying cash dividends on its Common Stock under the terms and conditions of its Renewed Revolving Credit Loan. The Company currently does not have a set policy with respect to payment of dividends. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

d) Securities authorized for issuance under equity compensation plans

The following table sets forth as of June 30, 2005:

o the number of shares of the Company's Common Stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company's shareholders and those granted under plans, including individual compensation contracts, not approved by the Company's shareholders (column A),

o the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

o the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

                               (a)                  (b)                  (c)
    Plan Category      Number of securities   Weighted average     Number of securities
                       to be issued upon      exercise price of    remaining available
                       exercise of            outstanding options, for future issuance
                       outstanding options,   warrants and rights  under equity
                       warrants and rights                         compensation plans
                                                                   (excluding securities
                                                                    reflected in column
                                                                    (a))

Equity compensation
plans approved by
security holders (1)               948,400                 $.76             1,114,500

Equity compensation
plan not approved by
security holders                        0                     0                     0

Total                              948,400                 $.76             1,114,500

(1) The equity compensation plans approved by the security holders are the Company's 2004 Equity Incentive Plan, 1999 Stock Option Plan and the 1995 Stock Option Plan, as amended, which expires this year.



Item 6.  Selected Financial Data
--------------------------------

                                                                 As of and for the Years Ended June 30,

                                                 2005       2004            2003        2002                2001
                                                 ----        ----           ----        ----                ----
NET SALES                                    23,135,063  $19,832,910   $18,043,668   $20,086,888         $24,051,300
                                             ==========  ===========   ===========   ===========         ===========

OPERATING INCOME (LOSS)                       1,354,617   $1,453,628        $(545)      $391,408     $(1,285,785)(b)
                                              =========   ==========        ======      ========     ===============

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF     1,899,930   $1,345,467    $(218,338)       $84,002     $(1,738,346)(b)
                                              =========   ==========    ==========       =======     ===============
CHANGE IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING           $--          $--  $(1,297,069)           $--                 $--
                                                    ===          ===  ============           ===                 ===
PRINCIPLE (a)

NET INCOME (LOSS)                             1,899,930   $1,345,467  $(1,515,407)       $84,002     $(1,738,346)(b)
                                              =========   ==========  ============       =======     ===============
EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     BASIC                                         $.20         $.15        $(.02)          $.01              $(.19)
                                                   ====         ====        ======          ====              ======
     DILUTED                                       $.19         $.14        $(.02)          $.01              $(.19)
                                                   ====         ====        ======          ====              ======

NET EARNINGS (LOSS) PER SHARE
      BASIC                                        $.20         $.15        $(.16)          $.01              $(.19)
                                                   ====         ====        ======          ====              ======
      DILUTED                                      $.19         $.14        $(.16)          $.01              $(.19)
                                                   ====         ====        ======          ====              ======

TOTAL ASSETS                                 $8,153,396   $6,244,895    $6,043,855    $7,849,510          $8,635,214
                                             ==========   ==========    ==========    ==========          ==========

LONG-TERM DEBT                                      $--     $222,223      $630,556    $1,180,556          $2,359,033
                                                    ===     ========      ========    ==========          ==========

SHAREHOLDERS' EQUITY                         $4,662,631   $2,665,396    $1,319,929    $2,822,717          $2,717,233
                                             ==========   ==========    ==========    ==========          ==========

SHAREHOLDERS' EQUITY PER COMMON SHARE              $.50         $.29          $.14          $.30                $.29
                                                   ====         ====          ====          ====                ====

COMMON SHARES OUTSTANDING, at end
of period                                     9,407,717    9,270,617     9,270,617     9,270,617           9,270,617
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

(b) The amounts for Fiscal Year 2001 include charges and provisions of $846,000, to reduce the goodwill associated with the medical diagnostic imager product line to $0, and $110,000, to reflect the sale of the graphic arts business, including $50,000 to reduce the graphic arts inventory to the fair market value and $60,000, for severance and other closing costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------------

The following should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Capital Resources and Liquidity
-------------------------------

The Company's working capital increased by approximately $1,764,600 between Fiscal Year 2005 and Fiscal Year 2004. This increase is principally due to internally generated funds with corresponding reductions in the revolver debt, an increase in the current deferred tax asset and increases in accounts payable, offset by scheduled payments on the subordinated debt and increases in inventory and accounts receivable. The Company used the current availability from the revolving line of credit to make the required principal payments on the two subordinated notes and income from operations to reduce the principal amount of the revolver debt. The Company is current on all of its principal payments.

The Company's higher sales in Fiscal Year 2005 have increased cash collections and profits. This cash has been used to reduce debt whenever possible. A small percentage increase in customers using national credit cards has expedited the collection process. The Company is continuing to increase its finished goods inventory levels, so as to better satisfy worldwide customer demand. The Company has not changed its payment policies available to its significant vendors.

On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan") with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan replaced the existing senior credit facility (the "Original Revolving Credit Loan").The maximum borrowing permitted under the Renewed Revolving Credit Loan is lower than that under the prior credit facility, based on the Company's current requirements. However, the Renewed Revolving Credit Loan has more favorable terms, including a lower interest rate and less stringent reporting requirements, than that under the Original Revolving Credit Loan and gives the Company the ability to borrow on a specific amount of foreign accounts receivable The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 6-3/4 % (6 1/4 % as of June 30, 2005), has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained by the Company. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of June 30, 2005, the principal amount outstanding under the Renewed Revolving Credit Loan was $452,363.

As of June 30, 2005, the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan, as amended.

In connection with the Original Revolving Credit Loan, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $.32 per share, subject to adjustment for all subsequent issuances of stock. This warrant expires on September 21, 2006. The Black-Scholes option pricing method was used to value the warrant, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Original Revolving Credit Loan.

Included in debt is a subordinated promissory note related to a prior dental company acquisition. As of June 30, 2005, the outstanding principal amount of this note totals $222,222, and the entire amount has been classified as a current liability as it is scheduled to be repaid in full within Fiscal Year 2006. The Company is current on all principal and interest payments due the note holder. A second subordinated promissory note, related to a different prior acquisition, was repaid in full in Fiscal Year 2005.

The Company's historical operating cash flows have been positive; however, the Company is dependent upon the Renewed Revolving Credit Loan to finance its ongoing operations. The Company expects its working capital requirements will continue to be financed by operations and from borrowings on the Renewed Revolving Credit Loan. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than an unexpected material adverse conclusion to the ongoing environmental litigation case, which are reasonably likely to result in a significant increase or decrease in its liquidity or capital resources within the foreseeable future. As of June 30, 2005, the Company had available $1,348,234 of unused credit under the Renewed Revolving Credit Loan. As of September 16, 2005, the Company had available $1,141,814 of unused credit under the Renewed Revolving Credit Loan. No assurances can be given that the Company will have sufficient cash flow in the long term.

Capital expenditures for Fiscal Year 2005 were approximately $176,981, consisting mainly of several tooling, foundry and test equipment expenditures related to the design, development and production of the new imaging products; costs relating to improvements to the Company's network and email servers, new computer equipment for the sales personnel, the purchase of a new modular trade show booth for national dental trade show exhibitions, and other appropriate replacements in the normal course of operations. The Company expects to continue to finance any future capital requirements principally from internally generated funds. The total amount of capital expenditures was limited under the Original Revolving Credit Loan, and continues to be limited under the Renewed Revolving Credit Loan. However, such terms can be waived by the senior secured lender when needed. The Company was in compliance with this requirement as of June 30, 2005.

The Company has made a concerted effort during Fiscal Year 2005 to have sufficient quantity of finished goods inventory available so as to be able to quickly fulfill customer demands. That, combined with the anticipated increase in sales levels in Fiscal Year 2006, has resulted in an increase in inventory levels, accounts payable and accrued expenses as at June 30, 2005 compared to the inventory levels, accounts payable, and accrued expenses at June 30, 2004. The Company also prepared for the extended European summer holiday, when foreign vendors usually limit their shipments.

Off-Balance Sheet Arrangements
------------------------------

The Company has no off-balance sheet financing arrangements or interests in so-called special purpose entities.

Results of Operations
---------------------

The Company's quarterly operating results may fluctuate depending on a variety of factors, many of which are not in the Company's control, including but not limited to:

o        Demand for products and services,

o        The level of product, price and service competition,

o        Changes in product mix, which could effect profit margins,

o        Federal, state or local government regulation,

o        Consumer trends,

o        Capital spending budgets of customers,

o        General economic conditions specific to the Company's industry.

Fiscal 2005 vs. Fiscal 2004
---------------------------

Sales increased approximately $3,302,200 or 16.6%, between Fiscal Year 2004 and Fiscal Year 2005. Approximately 57% of this increase is attributable to the continued sales growth of the Company's digital products in both the domestic and international marketplaces. X-ray sales increased approximately 28% in the current fiscal year, due to the introduction of new products or product enhancements. The balance of the increase in sales is mainly attributable to x-ray processor sales, chemistry and the introduction into the veterinary market of a CR filmless scanner used in conjunction with general radiographic equipment. The Company's international sales increased 38%, mostly in the dental sector, due to sales of the new products.

Gross profit as a percent of sales stayed relatively constant between Fiscal Year 2004 and Fiscal Year 2005; however, the detail between material costs and labor and overhead costs showed differences. Material costs, as a percent of sales, increased 1.0 percentage points, mainly due to the strength of the Euro related to the dollar, which was offset by production improvements in other new products and price increases implemented in the third quarter for some of the imported products. Labor and overhead costs increased $213,000 due to the significantly higher sales volumes in the current fiscal year. However, the relative percentage points for labor and overhead costs decreased 1.1 percentage points due to the higher sales base.

Selling, general, and administrative costs increased approximately $1,351,800 or 23.3%, between Fiscal Year 2004 and Fiscal Year 2005. This increase is due to several different factors: (1) as of December 31, 2004, the Company had recorded a total of $305,000 of G&A costs which included associated legal and settlement fees related to two separate environmental lawsuits (one of which was settled in February 2005), (2) marketing and sales costs increased by approximately $843,000 in the current fiscal year due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, including increased travel costs, attendance at several national and regional clinical exhibitions, additional advertising, and increased operating costs, (3) consulting costs related to exploring various acquisition opportunities increased in the current fiscal year, and (4) increased variable general operating costs associated with the 16% increase in sales. The Company anticipates continuing to evaluate acquisition opportunities and therefore may continue to incur related consulting costs in the future. Such costs relating to acquisition opportunities may vary significantly between fiscal periods depending on the extent of acquisition activities.

Research and development costs increased slightly, by approximately $38,400 or 9.7%, between Fiscal Year 2004 and Fiscal Year 2005. The Company continues to invest in the design, development and refinement of new digital imaging products, as well as to invest in sustaining engineering and related costs for existing products. Research and development costs may fluctuate between fiscal periods, due to changing research and development consulting requirements, initiation or completion of certain project tasks, and market demands.

Interest expense, net decreased by approximately $31,700 or 20.2% between Fiscal Year 2004 and Fiscal Year 2005. A subordinated note was repaid as of December 2004, and the other subordinated note had a lower principal amount and slightly lower interest rate (based on the LIBOR rate of borrowing) in the current fiscal year. The average revolving credit loan balance in Fiscal Year 2005 was approximately $26,000 less than the average in Fiscal Year 2004; however, the prime rate of borrowing, upon which interest rates for the revolving credit loan is based, was slightly higher.

A deferred income tax benefit of approximately $680,000 resulted from a decrease in the Company's valuation allowance against its deferred tax asset and was recorded in the third and fourth quarters of Fiscal Year 2005. The deferred tax asset primarily relates to losses reported in prior years. The Company believes it is likely that it will utilize a portion of these prior year net operating loss carry forwards, based on the Company's recent strong earnings history. As a result, net income for Fiscal Year 2005 was $680,000 ($.07 per diluted share) higher than would have been reported if such tax benefit had not been recorded. The remaining balance of the tax benefit recorded for Fiscal Year 2005, includes federal and state income and capital taxes, and related refunds and credits received. The Company's income tax benefit for Fiscal Year 2004 primarily reflect certain state capital taxes and Federal alternative tax. The Fiscal Year 2004 tax benefit also reflects the realization of net operating losses previously subject to valuation allowances, which offset federal and state income tax provisions.


Fiscal 2004 vs. Fiscal 2003
---------------------------

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


Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to makes estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions are evaluated on an ongoing basis based on historical internal operations, industry trends and conditions, market conditions and other information that management believes to be reasonable or applicable under the circumstances. There can be no assurances that actual results of operations will be consistent with management's estimates and assumptions, and that reported results of operations will not be adversely affected by the requirement to make accounting adjustments to reflect changes in these estimates from time to time. The following policies are those that management believes to be the most sensitive to estimates and judgments.

Revenue Recognition
-------------------
The Company recognizes revenue for both its domestic and international sales when products are shipped and title passes to the customer. The Company includes shipping and handling costs as a component of cost of sales.

Accounts Receivable
-------------------
The Company reports accounts receivable net of reserves for doubtful accounts. Credit is extended to worldwide distributors on varying terms between 30 and 90 days. The reserve for doubtful accounts is management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable and is based upon continual analysis of the accounts receivable aging including credit risk of specific customers, historical trends and other related information. The Company writes off accounts receivable when they become uncollectible. There have been no significant changes in the computation methodology of the reserve for doubtful accounts in the past three years and the Company has not had significant bad debt write-offs in the past few years. The allowance for doubtful accounts is based on the Company's analysis of aged accounts receivable. Management believes that any potential risk associated with the estimate of reserve for doubtful accounts is therefore limited.

Inventories
-----------
Inventories, which include material and a small component of work-in-process labor and overhead, are stated at the lower of cost (first in, first out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual system to properly account for, control and maintain the movement of all inventory components. The Company has established inventory reserves based on inventory estimated to be obsolete, slow moving, or unmarketable due to changing technological and/or market conditions. If actual market and technical conditions are less favorable than those anticipated, additional inventory reserves would be required. There have been no significant changes in the computation methodology of the reserves for inventory in the past three years.

Warranties
----------
The Company records a liability for an estimate of costs that it expects to incur under its limited warranty based on revenues. Various factors affect the Company's warranty liability, including (1) number of units sold, (2) historical rates of claims, (3) anticipated rates of claims, as well as (4) costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

In March 2005, the Company began to include an extended warranty with its digital sensors. The Company will monitor the rate and costs of claims and review the adequacy of its warranty liability and make any changes as necessary. If the Company experiences significant increased warranty claims or activity, the warranty reserve will be increased, resulting in decreased gross profit.

Stock-based Compensation
------------------------
Stock based compensation is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective July 1, 2005, the Company will begin to account for stock based compensation under Financial Accounting Standards Board Statement No. 123R, Share Based Payment. Approximately $48,000 of stock-based employee compensation cost is included in net income for Fiscal Year 2005, as certain options were granted at an exercise below market value on the date of grant. The Company determines the fair value of options based on the Black-Scholes model, which is based on specific assumptions including (1) expected life of the option, (2) risk free interest rates, (3) expected volatility and (4) expected dividend yield.

Deferred Tax Asset and Income Taxes
-----------------------------------
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be effected, accordingly, deferred income tax benefits aggregating approximately $680,000 resulting from a decrease in the Company's valuation allowance against its deferred tax asset were recorded in the third and fourth quarters of Fiscal 2005. The deferred tax asset primarily relates to losses reported in prior years. The Company believes it is likely that they will utilize a portion of these prior year net operating loss carry forwards, based on the Company's current strong earnings history. In reviewing the valuation allowance, the Company has considered future taxable income and has determined that it is more likely than not that a portion of the deferred tax asset will be realized. Changes in these circumstances, such as an increase or decline in estimated future taxable income would result in a re-valuation of the valuation allowance.

Litigation and Contingencies
----------------------------
The Company is party to lawsuits arising out of its respective operations. The Company records a liability when it is probable and can be reasonably estimated. The Company believes it has properly estimated in the past; however, court decisions and/or other unforeseen events could cause liabilities to be incurred in excess of estimates.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

The Company's earnings and cash flows are subject to changes in interest rates (short-term prime based interest rates and the 12-month LIBOR rate) primarily from its borrowings under its senior and subordinate debt. The Company does not believe that it is materially exposed to changes in interest rates; as at June 30, 2005 there was approximately $674,600 in total debt outstanding. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

The Company's earnings and cash flows are subject to foreign currency exchange rate risk, specifically the Euro/Dollar and the Yen/Dollar. The Company does not believe that it is materially exposed to foreign currency exchange rate risk due to the volume of purchases in foreign currency relative to purchases in US dollars; however, the relative strength of the Dollar to the Euro or to the Yen does affect the Company's gross profit. The Company continuously monitors all changes in foreign currency and may adjust its pricing to customers to reflect these changes.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES


                                                                        CONTENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------









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


Supplemental Schedule:

   Schedule of Valuation and Qualifying Accounts                        F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
AFP Imaging Corporation


We have audited the accompanying consolidated balance sheets of AFP Imaging Corporation and Subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AFP Imaging Corporation and Subsidiaries as of June 30, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York


August 16, 2005

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AFP Imaging Corporation

We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows of AFP Imaging Corporation (a New York Corporation) for the year ended June 30, 2003. Our audit also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of AFP Imaging Corporation for the year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on July 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.




                             /s/ Ernst & Young LLP
Stamford, Connecticut
August 25, 2003







                                                                              AFP IMAGING CORPORATION AND SUBSIDIARIES
                                                                                            CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------


June 30,                                                                                     2005                 2004
----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                            $  331,009        $     331,993
  Accounts receivable, less allowance for doubtful accounts
   of $90,000 and $95,000, respectively                                                 2,704,136            2,503,760
  Inventories                                                                           3,921,383            2,704,009
  Prepaid expenses and other current assets                                                89,069              267,380
  Deferred income taxes                                                                   680,000                    -
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              7,725,597            5,807,142

Property and Equipment, net of accumulated depreciation
 of $1,234,305 and $1,114,540, respectively                                               388,738              388,271

Other Assets                                                                               39,061               49,482

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                     $8,153,396        $   6,244,895
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                    $  674,585        $   1,451,094
  Accounts payable                                                                      1,339,251              922,499
  Accrued expenses                                                                      1,361,514              847,923

----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         3,375,350            3,221,516

Long-term Debt                                                                                  -              222,223

Deferred Rent                                                                             115,415              135,760

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 3,490,765            3,579,499
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock - $.01 par value; authorized 5,000,000 shares, none issued                    -                    -
  Common stock - $.01 par value; authorized 30,000,000 shares, issued and outstanding 9,407,717 and 9,270,617 shares at June 30, 2005
    and June 30, 2004, respectively                                                        94,077               92,710
  Common stock warrants                                                                    19,800               19,800
  Paid-in capital                                                                      11,641,821           11,545,883
  Accumulated deficit                                                                  (7,093,067)          (8,992,997)
----------------------------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                        4,662,631            2,665,396

----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                       $8,153,396        $   6,244,895
=======================================================================================================================

See Notes to Consolidated Financial Statements                               F-3

                                                                              AFP IMAGING CORPORATION AND SUBSIDIARIES


                                                                                  CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------

Year ended June 30,                                                         2005               2004               2003
----------------------------------------------------------------------------------------------------------------------

Net sales                                                           $ 23,135,063        $19,832,910        $18,043,668

Cost of sales                                                         14,189,096         12,178,072         11,864,995
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                           8,945,967          7,654,838          6,178,673

Selling, general and administrative expenses                           7,155,537          5,803,766          5,625,227

Research and development expenses                                        435,813            397,444            553,991
----------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                1,354,617          1,453,628               (545)

Interest expense, net of interest income                                 125,358            157,015            206,878
----------------------------------------------------------------------------------------------------------------------

Income (loss) before provision (benefit) for
 income taxes                                                          1,229,259          1,296,613           (207,423)

Provision (benefit) for income taxes                                    (670,671)           (48,854)            10,915
----------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of change
 in accounting principle                                               1,899,930          1,345,467           (218,338)

Cumulative effect of change in accounting principle                            -          -                 (1,297,069)

----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $ 1,899,930        $ 1,345,467       $ (1,515,407)
======================================================================================================================

Income (loss) per share before cumulative effect of change in accounting principle:
  Basic                                                              $       .20        $       .15       $       (.02)
  Diluted                                                            $       .19        $       .14       $       (.02)
======================================================================================================================

Net income (loss) per common share:
  Basic                                                              $       .20        $       .15       $       (.16)
  Diluted                                                            $       .19        $       .14       $       (.16)
======================================================================================================================



See Notes to Consolidated Financial Statements                               F-4







                                                                                   AFP IMAGING CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
---------------------------------------------------------------------------------------------------------------------------

Years ended June 30, 2003, 2004 and 2005
---------------------------------------------------------------------------------------------------------------------------

                                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years ended June 30, 2003, 2004 and 2005
                                                                                                   Foreign
                                                            Common                                 Currency
                                 Comprehensive   Common      Stock       Paid-in   Accumulated   Translation
                                 Income (Loss)   Stock     Warrants      Capital       Deficit   Adjustment        Total
---------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2002                       -  $92,710  $    19,800  $11,545,883  $ (8,823,057)   $(12,619) $ 2,822,717
Foreign currency translation
 adjustment                     $       1,470        -            -            -             -       1,470        1,470
Reclassification adjustment            11,149        -            -            -             -      11,149       11,149
Net loss                           (1,515,407)       -            -            -    (1,515,407)          -   (1,515,407)
                                    ----------
Comprehensive loss              $  (1,502,788)
                                    ==========
---------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2003                           92,710       19,800   11,545,883   (10,338,464)          -    1,319,929
Net income                          1,345,467        -            -            -     1,345,467           -    1,345,467

---------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004                  92,710   19,800   11,545,883   (8,992,997)            -           -    2,665,396
Issuance of 137,100 shares of
common stock in connection with the
exercise of stock options                        1,367            -       47,938             -           -       49,305
Issuance of 100,000 stock
 options below
  market price                                       -            -       48,000             -           -       48,000
Net income                      $   1,899,930        -            -            -     1,899,930           -    1,899,930
---------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2005                          $94,077  $    19,800  $11,641,821  $ (7,093,067)   $  - 0 -  $ 4,662,631

See Notes to Consolidated Financial Statements                               F-5




                                                                                   AFP IMAGING CORPORATION AND SUBSIDIARIES

                                                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------

Years ended June 30,                                                            2005            2004              2003
---------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                       $1,899,930      $ 1,345,467      $(1,515,407)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Issuance of stock options below market price                              48,000                -                -
    Depreciation and amortization                                            218,682          159,823          202,685
    Loss on disposal of property and equipment                                     -           11,685                -
    Cumulative effect of change in accounting principle                            -                -        1,297,069
    Reclassification of translation adjustments included
     in net loss                                                                   -                -           11,149
    Provision for losses on accounts receivable                               38,454            5,989           49,344
    Deferred income taxes                                                   (680,000)               -                -
    Change in assets and liabilities:
     (Increase) decrease in accounts receivable                             (238,830)        (260,268)         179,368
     (Increase) decrease in inventories                                   (1,217,374)        (222,005)         334,069
     (Increase) decrease in prepaid expenses and other
      current assets                                                         178,311         (168,288)          41,499
     Decrease (increase) in other assets                                     (31,747)          53,391           64,419
     Increase (decrease) in accounts payable                                 416,752            6,171         (359,986)
     (Decrease) increase in accrued expenses                                 513,591          (78,819)         158,058
     (Decrease) Increase in deferred rent                                    (20,345)          27,389                -

---------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                         1,125,424         880,535           462,267
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                       (176,981)       (107,512)         (221,154)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Borrowing of debt                                                                -                -          226,838
  Repayments of debt                                                        (998,732)      (1,099,168)        (327,777)
  Exercise of common stock options                                            49,305                -                -
---------------------------------------------------------------------------------------------------------------------------

           Net cash used in financing activities                            (949,427)     (1,099,168)         (100,939)

---------------------------------------------------------------------------------------------------------------------------


Exchange rate effects on cash and cash equivalents                                 -                -            1,470


Net increase (decrease) in cash and cash equivalents                            (984)        (326,145)         141,644

Cash and cash equivalents at beginning of year                               331,993         658,138           516,494
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $   331,009    $    331,993      $    658,138
===========================================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                             $   132,441     $    161,266     $    213,040
===========================================================================================================================
    Income taxes                                                         $    24,701    $      13,528     $     19,702
===========================================================================================================================

See Notes to Consolidated Financial Statements                               F-6

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------

 1.  NATURE OF BUSINESS AND   AFP Imaging Corporation, together with its
     SIGNIFICANT ACCOUNTING   subsidiaries (the "Company"), was organized
     POLICIES:                on September 20, 1978 under the laws of the
                              State of New York. The Company is engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing and/or producing medical and dental diagnostic images through electronic technologies as well as the chemical processing of photosensitive materials. These products are used by medical, dental, veterinary and industrial professionals. The Company's products are distributed to worldwide markets, under various brand names, through a network of independent and unaffiliated dealers.

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

                              The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                              Machinery and equipment are depreciated using straight-line and accelerated methods over their estimated useful lives, ranging from three to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

                              Research and development costs are charged to expense as incurred. These costs are incurred in connection with the design and development of the Company's products.

                              Advertising costs, included in selling, general and administrative costs, are charged to expense as incurred and were approximately $185,300, $102,600 and $56,200 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------

                              The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would approximate the pro forma amounts shown in the following table:

                              June 30,                                              2005            2004          2003
                             -----------------------------------------------------------------------------------------

                              Net income (loss), as reported               $   1,899,930      $1,345,467   $(1,515,407)
                              Deduct:
                                Stock compensation expense
                                 determined under fair-value-based
                                 method for all awards, net of related
                                 tax effect                                     (151,884)       (231,815)       (2,766)
                             -----------------------------------------------------------------------------------------
                              Pro forma net income (loss)                  $    1,748,046     $1,113,652   $(1,518,173)
                             =========================================================================================

                              Basic net income (loss) per share,
                               as reported                                 $         .20      $      .15   $      (.16)
                              Basic net income (loss) per share,
                               pro forma                                   $         .19      $      .13   $      (.16)

                              Diluted net income (loss) per share,
                               as reported                                 $         .19      $      .14   $      (.16)
                              Diluted net income (loss) per share,
                               pro forma                                   $         .18      $      .12   $     (.16)
                             -----------------------------------------------------------------------------------------


                              The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions for grants in fiscal 2005, 2004 and 2003: dividend yield of 0%; expected volatility of 80%, 79% and 155% respectively; expected life of five to ten years; and risk-free interest rate ranging from 3.09% to 4.79%.

                              In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised
                              2004) Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes option pricing model and disclosing the impact on net income and net income per share in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------

                              reflects the estimated impact that the use of fair value accounting would have had on our net income and net income per share if it had been in effect during the year ended June 30, 2005. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

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

                              The computation of net income (loss) and income
                              (loss) per common share before cumulative effect of change in accounting principle is based upon the weighted-average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable. Basic and diluted income (loss) per common share before cumulative effect of change in accounting principle for the fiscal years ended 2005, 2004 and 2003 is presented below:

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------




                              ----------------------------------------------------------------------------------------
                              June 30,                                              2005            2004          2003

                              Income (loss) before cumulative
                               effect of change in accounting
                               principle                                    $  1,899,930      $1,345,467  $   (218,338)

                              ========================================================================================
                              Net income (loss)                             $  1,899,930      $1,345,467  $ (1,515,407)
                              ========================================================================================

                              Weighted-average common stock
                               outstanding - basic                             9,380,855       9,270,617     9,270,617
                              ========================================================================================

                              Basic:
                                Income (loss) per share before
                                 cumulative effect of change in
                                 accounting principle                       $        .20      $     .15    $      (.02)
                                Net income (loss) per share                 $        .20      $     .15    $      (.16)
                              ========================================================================================

                              Weighted-average common stock
                               outstanding - basic                             9,380,855       9,270,617     9,270,617

                              Dilutive effect of stock options                   504,807         361,571             -
                              ----------------------------------------------------------------------------------------

                              Weighted-average common stock
                               outstanding - diluted                           9,885,662       9,632,188     9,270,617
                              ========================================================================================

                              Diluted:
                               Income (loss) per share before
                               cumulative effect of change in
                               accounting principle                         $        .19      $      .14    $     (.02)
                              ========================================================================================
                               Net income (loss) per share                  $        .19      $      .14    $     (.16)

                              The diluted income (loss) per common share before cumulative effect of change in accounting principle computation reflects the effect of common shares contingently issuable upon the exercise of warrants and options in periods in which conversion would cause dilution. The diluted weighted-average number of shares outstanding for the years ended June 30, 2005, 2004 and 2003 did not include the potential exercise of 18,000, 81,000 and 945,000 stock options, respectively, as such amounts was antidilutive.

                              In June 2001, the FASB issued Statements No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. SFAS No. 141 was effective for purchase business combinations consummated after June 30, 2001. The Company adopted SFAS No. 142 on July 1, 2002. SFAS No. 142

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------

                              requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption and annually thereafter.

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

                              Upon adoption of SFAS No. 142, the Company recorded a one-time, noncash charge of $1,297,069 ($.14 basic and diluted loss per common share) to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of its reporting unit was estimated by comparison to the Company's quoted market capitalization at July 1, 2002, since the reporting unit represents all of the Company's operations.

                              In December 2004, the FASB issued Statement No. 151 Inventory Costs ("SFAS No. 151") that amends the guidance in Accounting Research Bulletin No. 43, Inventory Pricing, (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS No. 151 requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (year ending June 30, 2006 for the Company). The Company is evaluating the impact of SFAS No. 151.

                              Certain prior-year amounts have been reclassified to conform to the current-period presentation.

                              Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.


2. INVENTORIES:               Inventories consist of the following:

                              June 30,                                                          2005              2004
                              ----------------------------------------------------------------------------------------

                              Raw materials and subcomponent parts                       $ 1,721,165        $1,354,424
                              Work-in-process and finished goods                           2,200,218         1,349,585

                              ----------------------------------------------------------------------------------------
                                                                                         $ 3,921,383        $2,704,009
                              ========================================================================================


                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------




3. PROPERTY AND EQUIPMENT:    Property and equipment, at cost, consists of the
                              following:

                              June 30,                                                          2005              2004
                              ----------------------------------------------------------------------------------------

                              Leasehold improvements                                  $      237,396      $    232,139
                              Machinery and equipment                                      1,385,647         1,270,672
                              ----------------------------------------------------------------------------------------

                                                                                           1,623,043         1,502,811
                              Less accumulated depreciation and amortization              (1,234,305)       (1,114,540)

                              ----------------------------------------------------------------------------------------
                                      Property and equipment, net                     $      388,738      $    388,271
                              ========================================================================================


                              Depreciation and amortization was $176,514,
                              $159,823 and $202,685 for the years ended June 30, 2005, 2004 and 2003, respectively.

                              The Company retired $56,749, $639,665 and $346,239
                              of assets during fiscal years 2005, 2004 and 2003, respectively.


4. DEBT:                      On September 21, 2004, the Company
                              renewed its senior secured credit facility
                              (the "Renewed Revolving Credit Loan") for an additional three-year period. The Renewed Revolving Credit Loan replaced the existing senior credit facility (the "Original Revolving Credit Loan"). The maximum borrowing permitted under the Renewed Revolving Credit Loan is lower than that under the prior credit facility, based on the Company's current requirements. However, the Renewed Revolving Credit Loan has more favorable terms, including a lower interest rate, and less stringent reporting requirements, than that under the Original Revolving Credit Loan, and gives the Company the ability to borrow on specific amounts of foreign accounts receivable. The Renewed Revolving Credit Loan consists of a $2,500,000 revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of prime plus 1.375%, (6.25% at June 30, 2005), a specific formula to calculate available
                              funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained by the Company, and prohibits the paying of dividends. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances.

                              As of June 30, 2005, the Company was in compliance with all terms and conditions of the Renewed Revolving Credit Loan.

                              In connection with the original facility, the Company issued a five-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $0.32 per share, subject to an adjustment for all subsequent issuances of stock. The Black-Scholes option pricing model was used to value the warrant, and the stock purchase price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Original Revolving Credit Loan.

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------

                              As of June 30, 2005 and 2004, debt consisted of
                              the following:
                                                                                             2005                 2004
                              ----------------------------------------------------------------------------------------

                              Renewed Revolving Credit Loan                         $     452,363          $ 1,042,761
                              Nystrom subordinated note payable (a)                       222,222              488,889
                              Dental product line subordinated note payable (b)                 -              141,667
                              ----------------------------------------------------------------------------------------

                                                                                          674,585            1,673,317
                              Less current portion                                       (674,585)          (1,451,094)

                              ----------------------------------------------------------------------------------------
                                      Total long-term debt                          $           -         $    222,223
                              ========================================================================================


                              (a) This note payable consists of an $800,000 promissory note to ACG Nystromgruppen AB ("Nystrom"), the former parent of a Swedish dental company. Under the terms of this note, as amended, interest only was paid quarterly for the first three years, followed by 36 equal monthly installments of $22,222 plus interest on the unpaid balance, which began in May 2003. The Nystrom promissory note bears interest at a rate reset annually based on the LIBOR plus 2%. The applicable interest rate at June 30, 2005 was 5.6%.

                              (b) This note represented a promissory note payable to the former owner of a dental product line, which the Company acquired in December 1997. Under the terms of this note, as amended, $150,000 was due and paid on August 10, 1999, and the residual balance of $850,000 was paid in 36 equal installments commencing in January 2002. The note had a fixed interest rate of 7.75% and was repaid in full as of December 31, 2004.


                              At June 30, 2005, the Company had available
                              $1,348,234 of unused lines of credit under the Renewed Revolving Credit Loan.

                              Due to the short-term nature of all of the debt as well as borrowing rates currently available to the Company, the fair market value of all of the Company's debt approximates its carrying value.


5.  ACCRUED EXPENSES:         As of June 30, 2005 and 2004, accrued expenses
                              consisted of the following:

                                                                                             2005                 2004
                              ----------------------------------------------------------------------------------------
                              Accrued environmental claim (see Note 9)                 $   75,000             $200,000
                              Accrued payroll expenses                                    585,094              338,418
                              Accrued amounts due vendors for in-transit
                                  inventory                                               405,951                    -
                              Accrued expenses - other                                    295,469              309,505

                              ----------------------------------------------------------------------------------------
                                                                                       $1,361,514             $847,923
                              ========================================================================================

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------

 6.  COMMON STOCK OPTIONS     The Company has three employee incentive stock
     AND STOCK PURCHASE       option plans under which approximately 2,200,000
     PLAN:                    shares of Company common stock were originally
                              authorized and available for issuance. Most options that are granted under the plans are fully vested when granted. The Company accounts for these plans pursuant to Accounting Principles
                              Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), under which no compensation costs have been recognized. Under the terms of the plans, options to purchase common stock of the Company may be granted at not less than 100% of the fair market value of the stock on the date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock of the Company.

                              Transactions under the plans for fiscal 2005, 2004 and 2003 are as follows:


                              Year ended June 30,                2005               2004                2003
                              ----------------------------------------------------------------------------------------

                                                                  Weighted-            Weighted-             Weighted-
                                                                   average              average               average
                                                         Options    Price     Options    Price     Options     Price

                              Outstanding, beginning
                               of fiscal year             1,008,500   $.57      945,000    $.42    1,229,500      $.51
                              Exercised                    (137,100)   .36            0       -            0         -
                              Granted                       140,000   1.53      259,500    1.13       24,000       .13
                              Forfeited                      (6,000)   .96     (155,000)    .49       (8,500)      .51
                              Expired                       (57,000)   .31      (41,000)   1.00     (300,000)      .75
                              ----------------------------------------------------------------------------------------

                              Outstanding, end of
                               fiscal year                  948,400  $ .76     1,008,500   $.57      945,000      $.42
                              ========================================================================================
                              Exercisable at June 30        948,400              708,500             645,000
                              ========================================================================================

                              Weighted-average fair value of
                               options granted during years
                               ended June 30                  $1.09                 $.89                $.13
                              ========================================================================================


                              At June 30, 2005, the range of exercise prices is as follows:

                                                               Options Outstanding               Options Exercisable
                                                               -------------------               -------------------
                                                                    Weighted-
                                                    Number           average      Weighted-     Number     Weighted-
                                                  Exercisable       Remaining      average    Exercisable  average
                                   Range of       at June 30,      Contractual    Exercise    at June 30,  Exercise
                              Exercise Prices        2005         Life (Years)      Price        2005        Price
                              ----------------------------------------------------------------------------------------

                              $  .11 - $  .50       524,500            4.75       $.30           524,500      $ .30
                              $  .53 - $  .81        25,500            4.90        .61            25,500        .61
                              $  1.06 - $1.75       380,400            9.20       1.31           380,400       1.31
                              $  2.00 - $2.26        18,000            2.50       2.16            18,000       2.16
                              ----------------------------------------------------------------------------------------
                                                    948,400            6.40       $.76           948,400        $.76
                             =========================================================================================

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------

7.  INCOME TAXES:             The income (loss) before provision for income
                              taxes is comprised of the following:

                              June 30,                                              2005            2004          2003
                              ----------------------------------------------------------------------------------------

                              United States                                 $  1,229,259       $1,309,213    $(205,483)
                              Foreign                                                  -          (12,600)      (1,940)

                              ----------------------------------------------------------------------------------------
                              Total                                         $  1,229,259       $1,296,613    $(207,423)
                              ========================================================================================


                              The provision (benefit) for income taxes is comprised of the following:

                              June 30,                                              2005            2004          2003
                              ----------------------------------------------------------------------------------------

                              Current:
                                Federal                                     $     11,775        $ 20,000             -
                                State                                             (2,446)         13,530       $10,915
                                Deferred                                        (680,000)              -             -
                                Adjustment to income tax liability
                                 accounts                                              -         (82,384)            -

                              ----------------------------------------------------------------------------------------
                              Total                                         $   (670,671)       $(48,854)      $10,915
                              ========================================================================================


                              The difference between the provision for income taxes at the effective federal statutory rates and the amounts provided in the consolidated financial statements is summarized as follows:

                              June 30,                                              2005            2004          2003
                              ----------------------------------------------------------------------------------------

                              Tax provision (benefit) at federal
                               statutory rates                               $   417,948       $ 440,848      $(70,524)
                              Increase (decrease) in tax provision
                               resulting from:
                                State income tax provision (benefit)              (2,446)         13,530        10,915
                                Foreign losses not benefited                           -               -           660
                                U.S. losses not benefited                              -               -        69,864
                                Adjustment to income tax liability
                                 accounts                                              -         (82,384)            -
                                Decrease in valuation allowance                 (680,000)              -             -
                                Utilization of federal operating loss
                                  carryforwards                                 (406,173)       (420,848)            -
                              ----------------------------------------------------------------------------------------

                                Provision (benefit) for income taxes         $  (670,671)      $ (48,854)     $ 10,915
                              ========================================================================================

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------




                              The items that comprise the deferred tax balance are as follows:

                              June 30,                                                       2005                 2004
                              ----------------------------------------------------------------------------------------

                              Depreciation and amortization                          $     41,352         $    945,800
                              Accrued liabilities and reserves not
                               currently deductible                                       187,725              207,700
                              Inventory                                                   128,000               76,600
                              Net operating loss carryforwards and tax credits          3,694,936            3,321,300
                              ----------------------------------------------------------------------------------------

                                                                                        4,052,013            4,551,400
                              Deferred tax asset valuation reserve                     (3,372,013)          (4,551,400)

                              ----------------------------------------------------------------------------------------
                              Tax asset recognized on balance sheet                  $    680,000         $      - 0 -
                              ========================================================================================


                              During each of the quarters ended March 31, and June 30, 2005, the Company recorded an income tax benefit of approximately $340,000, for a total benefit of $680,000, resulting from a decrease in the Company's valuation allowance against its deferred tax asset. The deferred tax asset primarily relates to losses reported in prior years. As of June 30, 2005, the Company believes it is likely that they will utilize a significant portion of these prior year net operating loss carry forwards. The remaining balance of the tax benefit recorded includes state income and capital taxes, and related refunds and credits received. Should circumstances change and the Company not be able to utilize its net operating loss carryforward, such as a decline in future taxable income, the Company will reevaluate its valuation allowance.

                              Net operating loss carryforwards ("NOLs") amounting to approximately $8,446,000 in federal NOLs and $13,189,000 in state NOLs at June 30, 2005, will expire beginning in 2010. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year. The Company recorded the above valuation reserve, based on management's conclusion that it is more likely than not that future operations will not generate sufficient taxable income to realize the entire deferred tax assets during the carryforward period for these tax attributes.

8.    PROFIT-SHARING          The Company maintains a defined contribution
      PLAN:                   profit-sharing plan and trust pursuant to  which
                              participants receive certain benefits upon retirement, death, disability and, to a limited extent, upon termination of employment for other reasons. Allocation among participants' interests, including officers and directors who are employees, is in accordance with IRS regulations.

                              The aggregate amount contributed to the plan by the Company each fiscal year is determined by the board of directors following a review of the profits of such fiscal year. The plan requires no minimum contribution by the Company. The Company has made a contribution of $63,550 and $60,000 for the years ended June 30, 2005 and 2004, respectively. The Company did not make any contributions related to profit sharing for the year ended June 30, 2003.

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------

9.  COMMITMENTS               The Company is a defendant in an environmental
    AND CONTINGENCIES:        claim relating to a property in New  Jersey owned
                              by the Company between August 1984 and June 1985.
                              This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. The Company maintains that its waste materials were of a general commercial nature.
                              This claim was originally filed in 1998 by the federal government in United States District Court and the State of New Jersey, citing several hundred other third-party defendants. The Company
                              (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000.
                              The Company has joined, along with other involved defendants in an alternative dispute resolution
                              (ADR) process for smaller claims. No potential cost to the Company has been assessed on this claim; however, the Company has accrued $75,000 in Fiscal Year 2005, which represents the Company's estimate of its potential liability, net of the Company's insurance carrier's agreed-upon contribution towards a potential settlement. The
                              Company does not expect to receive any further information until a status conference is held in mid-October 2005. The Company cannot, at this time, assess the amount of liability that could result from any adverse final outcome of this environmental complaint. The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in this environmental claim.

                              On December 6, 2004, the Company reached an agreement as to the parameters of a settlement, which was finalized on February 8, 2005 and paid on February 18, 2005, relating to a separate environmental claim filed in 2001 as a civil complaint brought by the current owners of the same property owned by the Company between August 1984 and June 1985 and subject to the above-reference environmental claim. This action was filed in the Superior Court of New Jersey, Morris County, and alleged that the Company's discontinued graphic art camera subsidiary had contaminated a portion of the site during its manufacturing process prior to 1985. The settlement included a release and indemnification as well as a stipulation of dismissal with prejudice. The Company paid $325,000, which represented the Company's entire liability under the settlement agreement, net of the Company's insurance carrier's contribution towards the total and final settlement,

                              The Company is a defendant (with several other parties) in a product liability insurance action, which was filed in May 2005 in the Superior Court in Hartford, Connecticut. The plaintiff, through their insurance company, claims that the Company's equipment caused a fire on the plaintiff's premises in May 2003. The complaint seeks unspecified compensatory damages. The Company maintains that its equipment was not the cause of the fire or the resultant damage. The Company's insurance carriers, and their attorneys, are assisting in the Company's defense in this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

                              From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

                              The Company has a noncancelable operating lease, as amended in March 2004, for office and manufacturing facilities expiring in fiscal year 2010. Minimum annual rental payments under this lease are as follows:

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------


                              Year ending June 30,

                                          2006                                                          $      548,953
                                          2007                                                                 525,085
                                          2008                                                                 525,085
                                          2009                                                                 525,085
                                          2010                                                                 262,543

                             -----------------------------------------------------------------------------------------
                                                                                                       $     2,386,751
                             =========================================================================================


                              The lease provides for rent abatements and scheduled increases in base rent. Rent expense is charged to operations ratably over the term of the lease resulting in deferred rent payable, which represents cumulative rent expense charged to operations from inception of this lease in excess of required lease payments. Rent expense was approximately $505,000, $505,000 and $496,000 for the years ended June 30, 2005, 2004 and 2003, respectively.


10. SEGMENT INFORMATION:      As of June 30, 2005 and 2004,
                              the Company had only one business segment, medical/dental. Medical/dental segment operations are conducted under the Dent-X and AFP trade names and consists of the design, development, manufacturing and marketing of medical and dental imaging systems and all related accessories. The graphic arts segment operated under the LogE trade name and included products such as paper and film developers.

                              Geographic financial information for the years ended June 30, 2005, 2004 and 2003 is as follows:

                              June 30,                                      2005              2004                2003
                              ----------------------------------------------------------------------------------------

                              Sales:
                                United States                 $       18,858,056       $16,733,360         $15,111,108
                                Domestic export sales                  4,277,007         3,099,550           2,932,560

                              ----------------------------------------------------------------------------------------
                                                              $       23,135,063        $19,832,910        $18,043,668
                              ========================================================================================

                              Net income (loss):
                                United States                 $        1,899,930        $  1,358,067       $(1,513,467)
                                Europe                                         -             (12,600)           (1,940)

                              ----------------------------------------------------------------------------------------
                                                             $         1,899,930        $  1,345,467       $(1,515,407)
                              ========================================================================================

                              Identifiable assets:
                                United States                $         8,153,396      $  6,244,895         $ 6,029,735
                                Europe                                         -         -                      14,120

                              ----------------------------------------------------------------------------------------
                                 Total                       $         8,153,396       $  6,244,895        $ 6,043,855
                              ========================================================================================

                                        AFP IMAGING CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2005
--------------------------------------------------------------------------------

                              During the year ended June 30, 2005, no one customer aggregated over 10% of consolidated net sales. During the year ended June 30, 2004, one customer aggregated approximately 11% of consolidated net sales. During the year ended June 30, 2003, net sales to this customer and another customer were approximately 11% each.


 11.   QUARTERLY  FINANCIAL   Summarized,  unaudited  quarterly financial data
       DATA (UNAUDITED):      for fiscal 2005 and 2004 are as follows
                              (in thousands, except per share data):

                              June 30, 2005
                              ----------------------------------------------------------------------------------------

                                                       1st           2nd           3rd           4th          Total
                                                     Quarter       Quarter       Quarter       Quarter        Year
                              ----------------------------------------------------------------------------------------

                              Net sales             $4,655,471   $6,082,235    $6,240,931     $6,156,426   $23,135,063

                              Gross profit           1,747,792    2,469,926     2,475,788      2,252,461     8,945,967

                              Net income (loss)        (71,612)     457,024       998,599        515,919     1,899,930
                              ========================================================================================

                              Net income (loss) per
                              common share:
                                Basic                $    (.01)        $.05          $.11           $.05
                              ========================================================================================
                                Diluted              $    (.01)        $.05          $.10           $.05
                              ========================================================================================
                              June 30, 2004
                              ----------------------------------------------------------------------------------------

                                                       1st           2nd           3rd           4th          Total
                                                     Quarter       Quarter       Quarter       Quarter        Year
                              ----------------------------------------------------------------------------------------

                              Net sales            $ 4,034,879   $4,680,557    $5,476,342     $5,641,132   $19,832,910

                              Gross profit           1,558,542    1,847,534     2,090,697      2,158,065     7,654,838

                              Net income               115,060      398,444       424,507        407,456     1,345,467
                              ========================================================================================

                              Net income per common share:
                                Basic              $       .01   $      .04      $   .05       $     .04
                              ========================================================================================
                                Diluted            $       .01   $      .04      $   .04       $     .04
                              ========================================================================================






                                                                                   AFP IMAGING CORPORATION AND SUBSIDIARIES
                                                                                                  SUPPLEMENTARY INFORMATION

                                                                              SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------------------------------------------------------------------------------------

Years ended June 30, 2005, 2004 and 2003
---------------------------------------------------------------------------------------------------------------------------

                                                         Balance at        Charged to                           Balance at
                                                          Beginning         Costs and                              End of
        Description                                        of Year          Expenses     Deductions (A)           Year
---------------------------------------------------------------------------------------------------------------------------

June 30, 2005
Allowance for doubtful accounts and sales
 returns                                                 $   95,000          $  38,454     $ (43,454)             $ 90,000

June 30, 2004
Allowance for doubtful accounts and sales
 returns                                                     95,200            5,989          (6,189)               95,000

June 30, 2003
Allowance for doubtful accounts and sales
 returns                                                    104,000           49,344         (58,144)               95,200


(A) Deductions consist of write-offs of uncollectible accounts.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure
-------------------------------------------------------------------------------

None

Item 9A.  Controls and Procedures
---------------------------------

An evaluation was performed as of June 30, 2005, under the supervision and with the participation of the Company's management, including its co-chief executive officers and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal control subsequent to June 30, 2005.

Item 9B.  Other Information
---------------------------

Not applicable.




Part III
--------

The information required in items 10, 11,12, 13, and 14 are hereby incorporated by reference from the Company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, tentatively scheduled for December 12, 2005, to be filed with the SEC on or prior to October 28, 2005.

Part IV
-------

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

     (a) Financial Statements.
         The financial statements and schedules listed in Item 8 are filed as a part of this Annual Report on Form 10K.
     (b) Exhibits.
         The following exhibits are filed pursuant to Item 601 of Regulation S-K. The numbers set forth below opposite the description of each exhibit correspond to the Exhibit Table of Item 601 of Regulation S-K.

2.   (a) -- Stock Purchase Agreement between ACG Nystromgruppen AB and AFP
            Imaging Corporation, dated April 17, 1997. (7)
     (b) -- Asset Purchase Agreement between AFP Imaging and ProDen Systems, Inc., dated December 24, 1997. (8).
     (c) -- Promissory Note between ProDen Systems, Inc. and AFP Imaging Corporation, dated August 10, 1999. (9)
     (d) -- Amended Promissory Note between ACG Nystromgruppen AB and AFP Imaging Corporation, dated August 11, 1999. (9)

3.   (a) -- Certificate of Incorporation of Registrant, as amended. (1)
     (b) -- Restated Certificate of Incorporation of Registrant. (16)
     (c) -- Certificate of Amendment to Certificate of Incorporation of Registrant. (4)
     (d) -- Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of the State of New York on October 12, 1995. (5)
     (e) -- Revised By-Laws of Registrant, issued December 2004. (15)

4.   (a) -- Specimen of Common Stock Certificates. (1)
     (b) -- Common Stock Purchase Warrant issued to Keltic Financial Partners LP. (10)

10.  (a) -- Health and Medical Reimbursement Plan. (1)
     (b) -- Lease Agreement dated September 1, 1985, for premises at 250 Clearbrook Road, Elmsford, NY. (3)
     (c) -- Profit Sharing Plan of the Registrant, as supplemented. (1)
     (d) -- Registrant's 1995 Stock Option Plan. (6)
     (e) -- Registrants' 1999 Incentive Stock Option Plan. (9)
     (f) -- Registrant's 2004 Equity Incentive Plan. (14)
     (g) -- Mediation Resolution Agreement dated August 10, 1999. (9)
     (h) -- Keltic Financial Partners LP Loan and Security Agreement. (10)
     (i) -- Keltic Financial Partners LP Revolving Note. (10)
     (j) -- Keltic Financial Partners LP Fifth Amendment to Loan and Security Agreement. (13)
     (k) -- Keltic Financial Partners LP Restated Revolving Note  (13)
     (l) -- Contract for Sale of Business Assets between AFP Imaging and Amergraph Corporation, dated July 30, 2001. (10)

11.   --    Statement re computation per share earnings.  (2)

14.   --    Code of Ethics. (12)

16   (a) -- Change in Certifying Accountant (October 3, 2003).  (11)

21.   --    Subsidiaries of the Registrant.

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

(2)  See Note 1 to "Notes to Financial Statements".

(3) Incorporated by reference from the Exhibits filed with Registrant's Current Report on Form 8-K, dated July 31, 1995.

(4) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(5) Incorporated by reference from the Exhibits filed with Registrant's Current report on Form 8-K, dated October 12, 1995.

(6) Incorporated by reference from the Exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(7) Incorporated by reference from the Exhibits filed with the Registrant's Current Report on Form 8-K, dated May 1, 1997.

(8) Incorporated by reference from the Exhibits filed with Registrant's Current Report on Form 8-K, dated January 8, 1998.

(9) Incorporated by reference from the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(10) Incorporated by reference from the Exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 2001.

(11) Incorporated by reference from the Exhibits filed with the Registrant's
     Current Report on Form 8-K, dated   October 3, 2003.

(12) Incorporated by reference from the Exhibits filed with the Registrant's Quarterly Report on Form 10Q for the six months ended December 31, 2003.

(13) Incorporated by reference from the Exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 2004.

(14) Incorporated by reference from the Exhibits filed with the Registrant's Current Report on Form 8-K, dated October 8, 2004.

(15) Incorporated by reference from the Exhibits filed with the Registrant's Current Report on Form 8-K, dated December 10, 2004.

(16) Incorporated by reference from the Exhibits filed with the Registrant's Quarterly Report on Form 10Q for the six months ended December 31, 2004.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFP IMAGING CORPORATION


By:  __________/s/_________________
     Elise Nissen, Chief Financial Officer
Date: September 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  _____________/s/___________
     Donald Rabinovitch, President
               & Director
     (Principal Executive Officer)
Date: September 27, 2005


By:  ____________/s/_____________
     David Vozick, Chairman of the Board,
               Secretary and Treasurer
Date: September 27, 2005


By:  __________/s/_______________
     Robert Blatt, Director
Date: September 27, 2005


By:  _________ /s/________________
     Jack Becker, Director
Date: September 27, 2005


By:  _________ /s/________________
     Elise Nissen, Chief Financial Officer
     (Principal Financial and Accounting Officer)
Date: September 27, 2005