Form 10-Q
period 2005-09-30
AFP IMAGING CORP
filed 2005-11-14
CIK 319126

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]



The registrant had 9,568,217 shares of its common stock outstanding as of October 31, 2005.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the "Company") or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as "may," "will," "could," "would," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to:

o    adverse changes in general economic conditions,
o    the Company's ability to repay its debts when due,
o    changes in the markets for the Company's products and services,
o the ability of the Company to successfully design, develop, manufacture and sell new products,
o    the Company's ability to successfully market its existing and new products,
o    adverse business conditions,
o    changing industry and competitive conditions,
o the effect of technological advancements on the marketability of the Company's products,
o    maintaining operating efficiencies,
o    pricing pressures,
o    risks associated with foreign sales,
o    the Company's ability to attract and retain key personnel,
o difficulties in maintaining adequate long-term financing to meet the Company's obligations and fund the Company's operations,
o changes in the nature or enforcement of laws and regulations concerning the Company's products, services, suppliers, or customers,
o    determinations in various outstanding legal matters,
o    changes in currency exchange rates and regulations, and
o other factors set forth in this Quarterly Report on Form 10-Q, and the Company's Annual Report on Form 10-K for the year ended June 30, 2005, and from time to time in the Company's other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for the year ended June 30, 2005, and the Company's other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company's expectations or future events.


PART I.  Financial Information
------------------------------

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

In the opinion of the Company, all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2005, and its results of operations for the three-month periods ended September 30, 2005 and 2004, and its cash flows for the three-months period ended September 30, 2005 and 2004, consisting of normal recurring adjustments, have been included. The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

Item 1:  FINANCIAL STATEMENTS

                                         AFP Imaging Corporation and Subsidiaries
                            Consolidated Balance Sheets - September 30, 2005 and June 30, 2005
                            ------------------------------------------------------------------


Assets                                 September 30,  June 30,      Liabilities and Shareholders' Equity  September 30,   June 30,
                                           2005         2005                                                  2005          2005
                                        -----------------------                                          ---------------------------
                                        (Unaudited)                                                      (Unaudited)
Current Assets:                                                     Current Liabilities:
 Cash and cash equivalents             $   346,146  $   331,009      Current portion of long-term debt  $  1,047,118  $      674,585
 Accounts receivable, less allowance                                 Accounts payable                      1,095,639       1,339,251
  for doubtful accounts of $110,000                                  Accrued expenses                      1,074,847       1,361,514
  and $90,000, respectively                                                                              -----------   -------------
                                         2,394,961    2,704,136        Total current liabilities           3,217,604       3,375,350
                                                                                                         -----------   -------------
 Inventories                             3,976,749    3,921,383
 Prepaid expenses and other current                                 Deferred Rent                            104,360         115,415
  assets                                   101,868       89,069                                          -----------   -------------

    Deferred income taxes                  680,000      680,000
                                        -----------  ----------
                                                                     Total liabilities                     3,341,964       3,490,765
                                                                                                         -----------   -------------
   Total current assets                  7,499,724    7,725,597
                                        -----------  ----------
                                                                    Shareholders' Equity:
Property and Equipment                                              Preferred stock - $.01 par value;
 At cost                                 1,728,483    1,623,043      authorized 5,000,000 shares, none            -               -
 Less accumulated depreciation          (1,289,497)  (1,234,305)      issued
                                        -----------  ----------     Common stock, $.01 par value;
                                                                     authorized 30,000,000 shares,
                                                                     issued and outstanding 9,568,217
                                                                     and 9,407,617 shares at September
                                                                     30, 2005, and June 30, 2005,
                                           438,986      388,738      respectively                             95,682          94,077
                                        -----------  ----------
                                                                    Common stock warrants                     19,800          19,800
Other Assets                                36,871       39,061     Paid-in capital in excess of par      11,741,098      11,641,821
                                        -----------  ----------
                                                                    Accumulated deficit                  (7,202,963)   (7,093,067)7)
                                                                                                         -----------   -------------
                                                                    Total shareholders' equity             4,653,617       4,662,631
                                                                                                         -----------   -------------

                                                                    Total Liabilities and Shareholders'
        Total Assets                   $ 7,975,581  $ 8,153,396       Equity                            $  7,975,581  $    8,153,396
                                        ===========  ==========                                          ===========   =============

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)


                                                     Three Months Ended
                                                        September 30,

                                                     2005          2004
                                                  ----------    ----------

Net sales                                        $5,130,114    $4,655,471

Cost of sales                                     3,282,596     2,907,679
                                                  ----------    ----------

   Gross profit                                   1,847,518     1,747,792
                                                  ----------    ----------

Selling, general and administrative expenses      1,775,574     1,676,425
Research and development expenses                   154,685        86,699
                                                  ----------    ----------
                                                  1,930,259     1,765,124

   Operating  loss                                  (82,741)      (17,332)


Interest expense, net                                27,155        43,185

     Loss before provision for income taxes        (109,896)      (60,517)

Provision for income taxes                              ---        11,095

Net loss                                          ($109,896)     ($71,612)
                                                  ==========    ==========


Net loss per common share:
         Basic and diluted                            ($.01)        ($.01)
                                                  ==========    ==========

Weighted average outstanding common stock:
         Basic and diluted                        9,539,375     9,321,313


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
             For the Three Months Ended September 30, 2005 and 2004
             ------------------------------------------------------
                                   (Unaudited)


                                                                 Common        Paid-in
                                                    Common        Stock     Capital In    Accumulated
                                                     Stock     Warrants  Excess of Par         Deficit          Total
                                                     -----     --------  -------------         -------          -----
Balance June 30, 2004                              $92,710      $19,800    $11,545,883    $(8,992,997)     $2,665,396

     Issuance of 129,000 shares of
      common stock in connection with
      the exercise of stock options                  1,286          ---         38,704            ---          39,990

       Net loss for three months
         ended September 31, 2004                      ---          ---            ---        (71,612)        (71,612)
                                           ---------------------------------------------------------------------------
Balance September, 2004                            $93,996      $19,800    $11,584,587    $(9,064,609)     $2,263,774
                                                  ========     ========   ============   ============     ===========

Balance June 30, 2005                              $94,077      $19,800    $11,641,821    $(7,093,067)     $4,662,631


     Issuance of 160,500 shares of
        common stock in connection
      with the exercise of stock
      options                                        1,605          ---         81,633            ---          83,238

     Stock-based compensation expense                  ---          ---         17,644            ---          17,644

     Net loss for three months
      ended September 30, 2005                         ---          ---            ---       (109,896)       (109,896)
                                           ---------------------------------------------------------------------------
Balance September 30, 2005                         $95,682      $19,800    $11,741,098    $(7,202,963)     $4,653,617
                                                  ========     ========   ============   ============     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    AFP Imaging Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)


                                                                    Three months ended
                                                                       September 30,
                                                                     2005        2004
                                                                  ----------  ----------
Cash flows from operating activities:
  Net loss                                                        ($109,896)   ($71,612)
                                                                  ----------  ----------
  Adjustments to reconcile net loss to net cash (used by)
   provided by operating activities-
    Depreciation and amortization                                    57,382      57,896
    Non-cash compensation expense                                    17,644         ---
    Change in assets and liabilities:
       Decrease in accounts receivable                              309,175     360,328
       (Increase) in inventories                                    (55,366)   (492,366)
       (Increase)/decrease in prepaid expenses and other assets     (23,854)    122,297
       (Decrease)/increase in accounts payable                     (243,612)     60,865
       (Decrease)/increase in accrued expenses                     (286,667)     57,805
                                                                  ----------  ----------

       Total adjustments                                           (225,298)    166,825
                                                                  ----------  ----------

       Net cash (used by) provided by operating activities         (335,194)     95,213
                                                                  ----------  ----------

Cash flows from investing activities:
       Purchases of property and equipment                         (105,440)    (46,361)
                                                                  ----------  ----------

       Net cash used in investing activities                       (105,440)    (46,361)
                                                                  ----------  ----------

Cash flow from financing activities:
       Borrowing of debt                                            439,199      70,711
       Repayment of debt                                            (66,666)   (137,500)
          Proceeds from exercise of common stock options             83,238      39,990
                                                                  ----------  ----------

       Net cash provided by/(used by) financing activities          455,771     (26,799)
                                                                  ----------  ----------

       Net increase in cash and cash equivalents                     15,137      22,053

Cash and cash equivalents, at beginning of period                   331,009     331,993
                                                                  ----------  ----------

Cash and cash equivalents, at end of period                      $  346,146  $  354,046
                                                                  ==========  ==========

Supplemental cash flow disclosures:
    Cash paid during the periods for-
              Interest                                           $   25,559  $   42,877
              Income taxes, net of refunds                          ($1,537) $   31,370

The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005
------------------
(Unaudited)

(1) General:
    --------
AFP Imaging Corporation (together with its subsidiaries, the "Company") was organized on September 20, 1978, under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing and producing medical and dental images through digital technology, as well as the chemical processing of photosensitive materials. Medical, dental, veterinary and industrial professionals use these products. The Company's products are distributed to worldwide markets under various brand names through a network of independent and unaffiliated dealers. The Company has only one business segment, medical/dental.

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

(2) Stock Option Plans:
    -------------------
The Company currently has in effect three employee incentive stock plans, under which approximately 2,200,000 shares of Company common stock were originally authorized and available for issuance. Most options that are granted under the plans are fully vested when granted. Under the terms of these plans, options to purchase common stock of the Company may be granted at not less than 85% of the fair market value of the stock on the date of grant, (100% in the case of incentive stock options qualifying under Section 422A of the Internal Revenue Code ("ISOs") or 110% in the case of ISOs granted to persons owning more than 10% of the outstanding stock of the Company). As of March 31, 2004 all of the outstanding stock options issued by the Company were fully vested.

 Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R. As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005. Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated. For the three months ended September 30, 2005, non-cash stock based compensation expense related to stock option awards ("Stock Option Expense") was $17,644 and has been included in operating expenses. For the three months ended September 30, 2004, had the Company adopted the fair value based method of accounting for stock-based compensation under the provisions of SFAS 123R, Stock Option Expense would have been $8,168, and the effect on the Company's net loss and net loss per share would have been as follows:

                                                           Three months ended
                                                           September 30, 2004
                                                         --------------------
Net loss, as reported                                               ($71,612)
Deduct:  Stock-based compensation expense determined
 under
 fair value based method for all awards                               (8,168)
                                                         --------------------
Pro forma net loss                                                  ($79,780)
                                                         ====================

Basic net loss per share amounts:
     As reported                                                       ($.01)
                                                         ====================
     Pro forma                                                         ($.01)
                                                         ====================

Diluted net loss per share amounts:
     As reported                                                       ($.01)
                                                         ====================
     Pro forma                                                         ($.01)
                                                         ====================

The fair value of each option granted under the Company's incentive stock plans during the three months ended September 30, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing method. Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of the Company's Common Stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on the Company's Common Stock and (d) risk free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options' expected lives. Expected volatility has been estimated based on actual movements in the Company's stock price over the most recent historical periods equivalent to the options' expected lives. Expected lives are principally based on the Company's limited historical exercise experience with option grants with similar prices. The expected dividend yield is zero as the Company has never paid dividends, does not currently anticipate paying any dividends in the foreseeable future and is restricted from paying dividends under the terms of its senior secured debt. The weighted-average of the fair value of the options granted during the three months ended September 30, 2005 and 2004 was $2.00 and $1.30 per option, respectively. The following table summarizes the weighted average values of the assumptions used in computing the fair value of the option grants.

                                       Three months ended September 30,
                                                   2005               2004
                                   ----------------------------------------
Expected volatility                                  92%                47%
Expected lives from grant date                  10 years           10 years
Expected dividend yield                               0%                 0%
Risk-free interest rate                            4.19%              4.04%


Stock options to purchase 10,000 shares of the Company's Common Stock were granted to the Company's outside Board of Director members in the three-month period ended September 30, 2005, in accordance with the Company's policy for non-employee director compensation.

Transactions under the plans for the three months ended September 30, 2005 and 2004 are as follows:


 Three months ended September 30,         2005                      2004
--------------------------------------------------------------------------------
                                  Options      Weighted      Options    Weighted
                                                average                  average
                                                  price                    price
--------------------------------------------------------------------------------
Outstanding, beginning of
 fiscal year                      948,400          $.76    1,008,500        $.57
Exercised                        (160,500)          .52     (129,000)        .31
Granted                            10,000          2.00       10,000        1.30
Forfeited                               0             0       (5,000)        .98
Expired                                 0             0      (57,000)        .31
--------------------------------------------------------------------------------
Outstanding, end of period        797,900          $.82      827,500        $.64
================================================================================
Exercisable at September 30,      797,900                    527,500
================================================================================
Weighted average fair value
 of
options granted                     $1.55                                   $.72
================================================================================



At September 30, 2005, the range of exercise prices is as follows:

                          Options Outstanding                Options Exercisable

                                 Weighted-
                  Number          average       Weighted-       Number       Weighted-
  Range of      Exercisable      Remaining       average      Exercisable     average
   Exercise   at September 30,  Contractual      Exercise   at September 30,  Exercise
    Prices         2005         Life(Years)       Price          2005          Price
---------------------------------------------------------------------------------------
  $.11 - $.50        396,000          4.42          $.30        396,000         $.30
  $.53 - $.81         25,500          4.69           .61         25,500          .61
$1.06 - $1.75        348,400          8.99          1.33        348,400         1.33
$2.00 - $2.26         28,000          5.02          2.10         28,000         2.10
---------------------------------------------------------------------------------------
                     797,900          6.45          $.82        797,900         $.82
              =========================================================================

(3) Per Share Data:
    ---------------
The Company's basic net income (loss) per share amounts are calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and common share equivalents outstanding, when dilutive. Common stock equivalents include (1) outstanding stock options and (2) outstanding warrants. For the three months ended September 30, 2005 and 2004, the Company reported a net loss, and therefore, no common stock equivalents were included in the computation of diluted net loss per share for such periods, since such inclusion would have been antidilutive. The following is a reconciliation from basic to diluted shares for the three months ended September 30, 2005 and 2004:

                                     Three months ended September 30,
                                               2005                 2004
                                 ----------------------------------------
     Basic Shares                         9,539,375            9,321,313
     Dilutive:
       Options                                  ---                  ---
       Warrants                                 ---                  ---
                                 ----------------------------------------
     Diluted Shares                       9,539,375            9,321,313
                                 ========================================

Common stock equivalents which have been excluded from the September 30, 2005 and 2004 diluted per share amounts because their effect would have been antidilutive, include the following:

                                    Three months ended September 30,
                                               2005                2004
                                 ---------------------------------------
     Stock Options                          797,900             883,500
     Warrants                               100,000             100,000

(4) Long and Short Term Debt:
    -------------------------
On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan") with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, 6 3/4% as of September 30, 2005, a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of September 30, 2005, the amount outstanding under the Renewed Revolving Credit Loan was $891,562 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan except for the EBITDA covenant. The Company's senior secured lender amended the Renewed Revolving Credit Loan on October 27, 2005, and the Company was in compliance with the amended EBITDA covenant at September 30, 2005.

Included in debt is a subordinated promissory note related to a prior acquisition. This note had a principal outstanding amount of $155,556 at September 30, 2005, of which the entire amount has been classified as a current liability; repayment is scheduled at $22,222 per month through April 2006.

(5) Inventory:
    ----------
Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Production materials represent a small component of inventory at month-end due to the manufacturing cycle. The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. At September 30, 2005 and June 30, 2005, inventories, net of reserves, consist of the following:


                                            September 30, 2005   June 30, 2005
                                            ------------------   -------------
                                             (Unaudited)
                                             -----------
     Raw materials and sub-component parts          $1,991,312     $1,721,165
     Work-in-process and finished goods              1,985,437      2,200,218
                                                     ---------      ---------
                                                    $3,976,749     $3,921,383
                                                    ==========     ==========

(6) Income Taxes:
    -------------
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. As of September 30, 2005, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is still likely that the Company will utilize these prior year net operating loss carry forwards. Should circumstance change and the Company determine that it will not be able to utilize its net operating loss carryforward, such as a continued decline in future taxable income, the Company will reevaluate its valuation allowance. As of September 30, 2005, the Company had approximately $8.4 million in federal net operating loss carryforwards, and approximately $13.2 million in state net operating loss carryforwards.

The Company did not make any federal or state tax payments in the three-months ended September 30, 2005, based on over-payments made during its fiscal year ended June 30, 2005. The Company's income tax provision for the Fiscal 2005 three-month period relates to state income and capital taxes, net of any refunds received.

(7) Commitments and Contingencies:
    ------------------------------
The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985. This claim was originally filed in 1998 by the federal government in United States District Court (New Jersey), citing several hundred other third-party defendants. This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. The Company maintains that its waste materials were of a general commercial nature. The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved defendants, in an alternative dispute resolution (ADR) process for smaller claims. No definitive potential cost to the Company has been assessed on this claim; however, the Company has accrued $75,000, which represents the Company's estimate of its potential liability, net of the Company's insurance carrier's agreed-upon contribution towards a potential settlement. The Company does not expect to receive any further information until after the next status conference is held, in December 2005. The Company cannot, at this time, assess the amount of liability that could result from any adverse final outcome of this environmental complaint. The Company's insurance carrier has agreed to equally share, with the Company, the defense costs incurred in this environmental claim.

The Company is a defendant (with several other parties) in a product liability insurance action, which was filed in May 2005 in the Superior Court in Hartford, Connecticut. The plaintiff, through their insurance company, claims that the Company's equipment caused damages to the plaintiff's premises in May 2003. The complaint seeks unspecified compensatory damages. The Company maintains that its equipment was not the cause of the accident or the resultant damage. The Company's insurance carriers, and their attorneys, are assisting in the Company's defense in this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

(8) New Accounting Standards:
    -------------------------
In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change. Previously, most changes in accounting principle were recognized by including in net income of the period of the change, the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt SFAS No. 154, as applicable, beginning July 1, 2006. The Company is evaluating the effect of SFAS No. 154, but does not believe that there will be any material effect on the Company's historical financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity
-------------------------------

The Company's working capital at September 30, 2005 decreased by approximately $68,100 from June 30, 2005. This decrease principally is due to the loss from operations, reductions in accounts receivable, accounts payable and accrued expenses, and scheduled subordinated debt payments, offset by increased borrowings on the Company's senior secured debt.

Operating cash flows were slightly lower in the current quarter due to the Company's decrease in sales compared to the prior quarter, ended June 30, 2005, as well as the numerous trade shows and exhibits which the Company attended in the current quarter. These factors caused the Company to significantly utilize its cash resources, resulting in the Company increasing its borrowings on its senior secured debt. Additionally, the Company considerably reduced its accrued expenses and accounts payable in the current quarter due to scheduled payments to vendors. The Company has not changed its payment policies to its vendors.

On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan") with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, 6-3/4 % as of September 30, 2005, a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of September 30, 2005, the amount outstanding under the Renewed Revolving Credit Loan was $891,562 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan except for the EBITDA covenant. The Company's senior secured lender amended the Renewed Revolving Credit Loan on October 27, 2005, and the Company was in compliance with the amended EBITDA covenant at September 30, 2005.

Included in debt is a subordinated promissory note related to a prior acquisition. This note had a principal outstanding amount of $155,556 at September 30, 2005, of which the entire amount has been classified as a current liability; repayment is scheduled at $22,222 per month through April 2006.

The Company's historical operating cash flows generally have been positive; however, the Company is dependent upon the Renewed Revolving Credit Loan to finance its ongoing operations. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company's ongoing working capital requirements for the foreseeable future. The Company expects its working capital requirements will continue to be financed by operations and from borrowings, including borrowings under the Renewed Revolving Credit Loan. The Company currently believes that there are no significant trends, demands, commitments or contingencies, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable near-term future. As of November 4, 2005, the Company had available approximately $2,104,327 of unused credit under the terms of the Renewed Revolving Credit Loan.

The terms of the Renewed Revolving Credit Loan limit the amount of capital expenditures. However, such terms can be waived by the senior secured lender. Capital expenditures for the first three months of Fiscal 2006 were $105,440, consisting of the purchase of a new trade show booth for national veterinary exhibitions, the purchase and implementation of a new customer relationship management software module and related hardware, fully integrated within the Company's ERP computer system, tooling, foundry and test equipment expenditures related to the design, development and production of the new imaging products, and an upgrade to the Company's voice-mail system. Where practical, the Company continues to conserve its cash. The Company expects to continue to finance any future capital requirements principally from internally generated funds.

Results of Operations - Three Months Fiscal 2006 Versus Three Months Fiscal 2005
--------------------------------------------------------------------------------

Sales increased approximately $474,600 or 10.2%, between the Fiscal 2006 and Fiscal 2005 three-month periods. Approximately 44% of this increase is attributable to the continued growth of the Company's digital products in both the domestic and international marketplaces. The balance of the increase in sales is mainly attributable to increased x-ray processor sales, and sales of veterinary systems. The Company's international sales increased 76% between the periods, mainly due to sales of the new products and continued efforts to increase worldwide distribution.

Gross profit as a percent of sales decreased slightly (1.5 percentage points) between the Fiscal 2006 and Fiscal 2005 three-month comparable periods. Material costs as a percent of sales increased .8 percentage points, mainly due to the strength of the Euro compared to the U.S. dollar, and an increase in raw material production costs, which the Company has absorbed. Labor and overhead costs increased $108,000 due to the higher sales volumes in the current three-month period, including transportation costs, which showed a significant increase.

Selling, general, and administrative costs increased approximately $99,200 or 5.9%, between the Fiscal 2006 and Fiscal 2005 three-month comparable periods. This increase is due to several different factors, including: (1) the Company began to expense stock options issued, in accordance with SFAS No. 123R, (2) marketing and sales costs increased $90,000 in the current period, due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, including increased travel costs, attendance at several national and regional clinical exhibitions, additional advertising, and increased operating costs, (3) costs associated with the purchase and implementation of a new customer relationship management software program, and
(4) a slight increase in general operating expenses. These factors were partially offset by the $75,000 environmental lawsuit accrual in September 2004.

Research and development costs increased approximately $68,000 or 78.4%, between the Fiscal 2006 and Fiscal 2005 three-month comparable periods. In June 2005, the Company recruited a new executive to serve as Executive Vice-President of Technology in order to implement the Company's strategic plans for all engineering development focusing on new products in the digital imaging field. The Company continues to invest in the design, development and refinement of its new digital imaging products, as well as to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting requirements, initiation or completion of certain project tasks, and market demands. Research and development costs are expected to stay at this higher rate, as part of the Company's strategy to develop and market additional digital products.

Interest expense, net decreased approximately $16,000 or 37.1%, between the Fiscal 2006 and Fiscal 2005 three-month comparable periods. A subordinated note was repaid as of December 2004, which reduced interest for the period by approximately $8,800. The balance of the decrease is due to approximately $291,000 less in the average monthly revolving credit borrowings for the current three-month period, with a slightly higher interest rate, which is based on the prime rate of borrowing.

The Company did not make any federal or state tax payments in the three-months ended September 30, 2005, based on over-payments made during Fiscal Year 2005. The Company's income tax provision for the Fiscal 2005 three-month period relates to state income and capital taxes, net of any refunds received. As of September 30, 2005, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is still likely that the Company will utilize these prior year net operating loss carry forwards. As of September 30, 2005, the Company had approximately $8.4 million in federal net operating loss carryforwards, and approximately $13.2 million in state net operating loss carryforwards.


Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to makes estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions are evaluated on an ongoing basis focusing on historical internal operations, industry trends and conditions, market conditions and other information that management believes to be reasonable or applicable under the circumstances. There can be no assurances that actual results of operations will be consistent with management's estimates and assumptions, and that reported results of operations will not be adversely affected by the requirement to make accounting adjustments to reflect changes in these estimates from time to time. The following policies are those that management believes to be the most sensitive to estimates and judgments.

Revenue Recognition
-------------------
The Company recognizes revenue for both its domestic and international sales when products are shipped and title passes to the customer. The Company includes shipping and handling costs as a component of cost of sales.

Accounts Receivable
-------------------
The Company reports accounts receivable net of reserves for doubtful accounts. Credit is extended to worldwide distributors on varying terms between 30 and 90 days. The reserve for doubtful accounts is management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable and is based upon continual analysis of the accounts receivable aging including credit risk of specific customers, historical trends and other related information. The Company writes-off accounts receivable when they are determined by management to be uncollectible. There have been no significant changes in the computation methodology of the reserve for doubtful accounts in the past three years and the Company has not had significant bad debt write-offs in the past few years. The allowance for doubtful accounts is based on the Company's analysis of aged accounts receivable. Management believes that any potential risk associated with the estimate of reserve for doubtful accounts is therefore limited.

Inventories
-----------
Inventories, which include material and a small component of work-in-process labor and overhead, are stated at the lower of cost (first in, first out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual system to properly account for, control, and maintain the movement of all inventory components. The Company has established inventory reserves based on inventory estimated to be obsolete, slow moving, or unmarketable due to changing technological and/or market conditions. If actual market and technical conditions are less favorable than those anticipated, additional inventory reserves would be required. There have been no significant changes in the computation methodology of the reserves for inventory in the past three years.

Warranties
----------
The Company records a liability for an estimate of costs that it expects to incur under the Company limited warranties issued to its customers. Various factors affect the Company's warranty liability, including (1) number of units sold, (2) historical rates of claims, (3) anticipated rates of claims, and (4) costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

In March 2005, the Company began to issue extended warranties in connection with sales of its digital sensors. The Company will monitor the rate and costs of claims and review the adequacy of its warranty liability and make any changes as, and if, necessary. If the Company experiences significant increased warranty claims or activity, the warranty reserve will be increased, resulting in decreased gross profit during the period(s) in which the warranty reserve is increased.

Stock-based Compensation
------------------------
Stock based compensation is accounted for under SFAS No. 123R. The Company determines the fair value of options based on the Black-Scholes model, which is based on specific assumptions including (1) expected life of the option, (2) risk free interest rates, (3) expected volatility and (4) expected dividend yield.

Deferred Tax Asset and Income Taxes
-----------------------------------
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected. In reviewing the valuation allowance, the Company considers future taxable income and determines whether it is more likely than not that a portion of the deferred tax asset will be realized. Changes in these circumstances, such as an increase or decline in estimated future taxable income, would result in a re-determination of the valuation allowance.

Litigation and Contingencies
----------------------------
The Company is party to lawsuits arising out of its respective operations. The Company records a liability when it is probable and can be reasonably estimated. The Company believes it has properly estimated in the past; however, court decisions and/or other unforeseen events could cause liabilities to be incurred in excess of estimates.


Item 3: Quantitative and Qualitative Disclosures About Market
-------------------------------------------------------------

Risk The Company's earnings and cash flows are subject to changes in interest rates (short-term, prime-based interest rates and the 12-month LIBOR rate) primarily from its borrowings under its senior and subordinated debt. The Company does not believe that it is materially exposed to changes in interest rates; as at September 30, 2005 there was approximately $1,047,100 in total debt outstanding. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes.

The Company's earnings and cash flows are subject to foreign currency exchange rate risk, specifically the Euro/Dollar and the Yen/Dollar. The Company does not believe that it is materially exposed to foreign currency exchange rate risk due to the volume of purchases in foreign currency relative to purchases in US dollars; however, the relative strength/weakness of the Dollar to the Euro or to the Yen does affect the Company's gross profit. The Company continuously monitors all changes in foreign currency and may adjust its pricing to customers to reflect these changes

Item 4:  Controls and Procedures.
---------------------------------

(a) Evaluation of disclosure controls and procedures
    ------------------------------------------------

Our co-chief executive officers and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a - 15 (e) of the Securities Exchange Act of 1934 (the "Act")). Based on their review and evaluation, the co-chief executive officers and chief financial officer have concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls
    ----------------------------

During the quarter ended September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were necessary.

Part II Other Information
-------------------------

Item 1:   Legal Proceedings.
----------------------------

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

The October 2005 status conference relating to the environmental claim involving a property in New Jersey owned by the Company between August 1984 and June 1985 was postponed until December 2005.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

Item 2: Unregistered Sales in Equity Securities and Uses of Proceeds.
---------------------------------------------------------------------

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



                                    AFP IMAGING CORPORATION



                                    /s/David Vozick
                                    -----------------------------
                                    David Vozick
                                    Chairman of the Board
                                    Secretary, Treasurer
                                    Date:  November 14, 2005



                                    /s/Donald Rabinovitch
                                    -----------------------------
                                    Donald Rabinovitch
                                    President
                                    (Principal Executive Officer)
                                    Date:  November 14, 2005


                                    /s/Elise Nissen
                                    -----------------------------
                                    Elise Nissen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    Date:  November 14, 2005