Form 10-Q
period 2006-02-10
AFP IMAGING CORP
filed 2006-02-14
CIK 319126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2005

Commission File Number 0-10832
AFP Imaging Corporation
(Exact Name of Registrant as Specified in Its Charter)

New York	13-2956272
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

250 Clearbrook Road, Elmsford, New York	10523
(Address of Principal Executive Offices)	(Zip Code)

914-592-6100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 9,568,217 shares of its common stock outstanding as of January 31, 2005.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause the actual results of AFP Imaging Corporation (collectively with its subsidiaries, the “Company”) or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as “may,” “will,” “could,” “would,” “project,” “expect,” “believe,” “estimate,” “anticipate,” ”intend,” “continue,” “potential,” “opportunity” or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to:

•	adverse changes in general economic conditions,
•	the Company’s ability to repay its debts when due,
•	changes in the markets for the Company’s products and services,
•	the ability of the Company to successfully design, develop, manufacture and sell new products,
•	the Company’s ability to successfully market its existing and new products,
•	adverse business conditions,
•	changing industry and competitive conditions,
•	maintaining operating efficiencies,
•	pricing pressures,
•	risks associated with foreign sales,
•	the Company’s ability to attract and retain key personnel,
•	difficulties in maintaining adequate long-term financing to meet the Company’s obligations and fund the Company's operations,
•	changes in the nature or enforcement of laws and regulations concerning the Company’s products, services, suppliers, or customers,
•	determinations in various outstanding legal matters,
•	changes in currency exchange rates and regulations, and
•
other factors set forth in this Quarterly Report on Form 10-Q, and the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, and from time to time in the Company’s other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, and the Company’s other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company’s expectations or future events.

PART I. Financial Information

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position as of December 31, 2005, and its results of operations for the six and three-month periods ended December 31, 2005 and 2004, and its cash flows for the six-months period ended December 31, 2005 and 2004, consisting of normal recurring adjustments, have been included. The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods.

Item 1: FINANCIAL STATEMENTS
AFP Imaging Corporation and Subsidiaries
Consolidated Balance Sheets - December 31, 2005 and June 30, 2005

Assets	December 31, 2005	June 30, 2005
	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,223,689	$331,009
Accounts receivable, less allowance for doubtful accounts of $90,000 and $90,000, respectively	2,672,128	2,704,136
Inventories	3,351,553	3,921,383
Prepaid expenses and other current assets	74,283	89,069
Deferred income taxes	680,000	680,000

Total current assets	8,001,653	7,725,597

Property and Equipment
At cost	1,753,341	1,623,043
Less accumulated depreciation	(1,346,174)	(1,234,305)
	407,167	388,738

Other Assets	34,681	39,061

Total Assets	$8,443,501	$8,153,396

Liabilities and Shareholders' Equity	December 31, 2005	June 30, 2005
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$778,517	$674,585
Accounts payable	1,145,883	1,339,251
Accrued expenses	1,443,059	1,361,514
Total current liabilities	3,367,459	3,375,350

Deferred Rent	93,305	115,415

Total liabilities	3,460,764	3,490,765

Shareholders’ Equity: Preferred stock - $.01 par value; authorized 5,000,000 shares, none issued Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 9,568,217 and 9,407,717 shares at December 31, 2005, and June 30, 2005, respectively	95,682	94,077
Common stock warrants	19,800	19,800
Paid-in capital in excess of par	11,759,962	11,641,821
Accumulated deficit	(6,892,707)	(7,093,067)
Total shareholders’ equity	4,982,737	4,662,631

Total Liabilities and Shareholders’
Equity	$8,443,501	$8,153,396

The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net sales	$6,359,879	$6,082,235	$11,489,993	$10,737,706

Cost of sales	3,807,489	3,612,309	7,090,085	6,519,988

Gross profit	2,552,390	2,469,926	4,399,908	4,217,718

Selling, general and administrative expenses	2,024,073	1,879,048	3,799,647	3,555,473
Research and development expenses	189,894	89,886	344,579	178,585
	2,213,967	1,968,934	4,144,226	3,734,058

Operating income	338,423	500,992	255,682	483,660

Interest expense, net	28,167	39,123	55,322	82,308

Income before provision for income taxes	310,256	461,869	200,360	401,352

Provision for income taxes	–	4,845	–	15,940

Net income	$310,256	$457,024	$200,360	$385,412

Net income per common share:
Basic	$.03	$.05	$.02	$.04
Diluted	$.03	$.05	$.02	$.04

Weighted average outstanding common stock:
Basic	9,568,217	9,399,702	9,553,796	9,360,507
Diluted	10,021,838	9,832,886	10,054,972	9,860,553

The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Six Months Ended December 31, 2005 and 2004
(Unaudited)

	Common Stock	Common Stock Warrants	Paid-in Capital In Excess of Par	Deficit	Total
Balance June 30, 2004	$92,710	$19,800	$11,545,883	$(8,992,997)	$2,665,396

Issuance of 129,000 shares of common stock in connection with the exercise of stock options	1,287	–	38,818	–	40,105

Net income for six months
ended December 31, 2004	–	–	–	385,412	385,412
Balance December 31, 2004	$93,997	$19,800	$11,584,701	$(8,607,585)	$3,090,913

Balance June 30, 2005	$94,077	$19,800	$11,641,821	$(7,093,067)	$4,662,631

Issuance of 160,500 shares of common stock in connection with the exercise of stock options	1,605	–	81,633	–	83,238

Stock-based compensation expense	–	–	36,508	–	36,508

Net income for six months
ended December 31, 2005	–	–	–	200,360	200,360
Balance December 31, 2005	$95,682	$19,800	$11,759,962	$(6,892,707)	$4,982,737

 The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
	2005	2004

Cash flows from operating activities:
Net income	$200,360	$385,412
Adjustments to reconcile net loss to net cash (used by) provided by operating activities-
Depreciation and amortization	116,249	106,749
Non-cash compensation expense	36,508	–
Change in assets and liabilities:
Decrease (increase) in accounts receivable	32,008	(58,417)
Decrease (increase) in inventories	569,830	(206,684)
Decrease in prepaid expenses and other assets	14,786	134,194
(Decrease) increase in accounts payable	(193,368)	77,985
Increase in accrued expenses	81,545	260,209
(Decrease) in deferred rent	(22,110)	(10,176)

Total adjustments	635,448	303,860

Net cash provided by operating activities	835,808	689,272

Cash flows from investing activities:
Purchases of property and equipment	(130,298)	(109,928)

Net cash used in investing activities	(130,298)	(109,928)

Cash flow from financing activities:
Borrowing of debt	237,265	–
Repayment of debt	(133,333)	(385,344)
Proceeds from exercise of common stock options	83,238	40,105

Net cash provided by (used in) financing activities	187,170	(345,239)

Net increase in cash and cash equivalents	892,680	234,105

Cash and cash equivalents, at beginning of period	331,009	331,993

Cash and cash equivalents, at end of period	$1,223,689	$566,098

Supplemental cash flow disclosures: Cash paid during the periods for-
Interest	$57,417	$85,209
Income taxes, net of refunds	($1,537)	$35,940

The accompanying notes to consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Unaudited)

(1) General:
AFP Imaging Corporation (together with its subsidiaries, the “Company”) was organized on September 20, 1978, under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing, producing and recording medical and dental images through digital technology, as well as the chemical processing of photosensitive materials. Medical, dental, veterinary and industrial professionals use these products. The Company’s products are distributed to worldwide markets under various brand names through a network of independent and unaffiliated dealers. The Company has only one business segment, medical/dental.

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

(2) Stock Option Plans:
The Company currently has in effect two employee incentive stock plans, under which approximately 1,100,000 shares of Company common stock were originally authorized and available for issuance. Most options that are granted under the plans are fully vested when granted. Under the terms of these plans, options to purchase common stock of the Company may be granted at not less than 85% of the fair market value of the stock on the date of grant, (100% in the case of incentive stock options qualifying under Section 422A of the Internal Revenue Code (“ISOs”) or 110% in the case of ISOs granted to persons owning more than 10% of the outstanding stock of the Company). As of March 31, 2005, all of the outstanding stock options issued by the Company were fully vested.

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R. As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005. Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated. For the three and six months ended December 31, 2005, non-cash stock based compensation expense related to stock option awards (“Stock Option Expense”) was $8,206 and $25,850 respectively, and has been included in operating expenses. For the three and six months ended December 31, 2004, had the Company adopted the fair value based method of accounting for stock-based compensation under the provisions of SFAS 123R, Stock Option Expense would have been $7,633 and $15,801 respectively, and the effect on the Company’s net income and net income per share would have been as follows:

	Three months ended December 31, 2004	Six months ended December 31, 2004
Net income, as reported	$457,024	$385,412
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(7,633)	(15,801)
Pro forma net loss	$449,391	$369,611

Basic net loss per share amounts:
As reported	$.05	$.04
Pro forma	$.05	$.04

Diluted net loss per share amounts:
As reported	$.05	$.04
Pro forma	$.05	$.04

The fair value of each option granted under the Company’s incentive stock plans during the three and six months ended December 31, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing method. Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of the Company’s Common Stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on the Company’s Common Stock and (d) risk free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices. The expected dividend yield is zero as the Company has never paid dividends, does not currently anticipate paying any dividends in the foreseeable future and is restricted from paying dividends under the terms of its senior secured debt. The weighted-average of the fair value of the options granted during the three and six months ended December 31, 2005 was $1.91 and $1.96 per option, respectively; and the weighted-average of the fair value of the options granted during the three and six months ended December 31, 2004 was $1.21 and $1.26 per option, respectively. The following table summarizes the weighted average values of the assumptions used in computing the fair value of the option grants.

	Three months ended December 31		Six months ended December 31
	2005	2004	2005	2004
Expected volatility	153%	80%	153% - 155% %	80%
Expected lives from grant date	10 years	10 years	10 years	10 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.56%	4.16%	4.19% - 4.56%	4.04% - 4.16%

Stock options to purchase an aggregate 10,000 shares of the Company’s Common Stock were granted to the Company’s outside Board of Director members in each of the three-month periods ended September 30, 2005 and December 31, 2005, in accordance with the Company’s policy for non-employee director compensation.

Transactions under the plans for the six months ended December 31, 2005 and 2004 are as follows:

Six months ended December 31,	2005		2004
	Options	Weighted average price	Options	Weighted average price
Outstanding, beginning of fiscal year	948,400	$.76	1,008,500	$.57
Exercised	(160,500)	.52	(129,100)	.31
Granted	20,000	1.96	20,000	1.26
Forfeited	0	0	(5,000)	.98
Expired	0	0	(57,000)	.31
Outstanding, end of period	807,900	$.84	837,400	$.64
Exercisable at December 31,	807,900		537,400
Weighted average fair value of options granted	$1.94			$.79 $.79

The aggregate intrinsic value of the outstanding options, which are all currently exercisable, amounted to $678,614 at December 31, 2005. The total intrinsic value of options exercised during the six months ended December 31, 2005, amounted to $282,738.

At December 31, 2005, the range of exercise prices is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2005	Weighted-average Remaining Contractual Life (Years)	Weighted-average Exercise Price	Number Exercisable at December 31, 2005	Weighted-average Exercise Price
$.11 - $.50	396,000	4.17	$.30	396,000	$.30
$.53 - $.81	25,500	4.44	.61	25,500.61
$1.06 - $1.75	348,400	8.74	1.33	348,400	1.33
$1.90 - $2.26	38,000	6.14	2.05	38,000	2.05
	807,900	6.24	$.84	807,900	$.84

(3) Per Share Data:
The Company’s basic net income per share amounts are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and common share equivalents outstanding, when dilutive. Common stock equivalents include (1) outstanding stock options and (2) outstanding warrants. The following is a reconciliation from basic to diluted shares for the three and six months ended December 31, 2005 and 2004:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Basic Shares	9,568,217	9,399,702	9,553,796	9,360,507
Dilutive:
Options	370,116	357,426	416,146	423,126
Warrants	83,505	75,758	85,030	76,920
Diluted Shares	10,021,838	9,832,886	10,054,972	9,860,553

(4) Long and Short Term Debt:
On September 21, 2004, the Company renewed its senior secured credit facility (the “Renewed Revolving Credit Loan”) with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company’s inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, 7.25% as of December 31, 2005, a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of December 31, 2005, the amount outstanding under the Renewed Revolving Credit Loan was $689,628 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan.

Included in debt is a subordinated promissory note related to a prior acquisition. This note had a principal outstanding amount of $88,889 at December 31, 2005, of which the entire amount has been classified as a current liability; repayment is scheduled at $22,222 per month through April 2006.

(5) Inventory:
Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Production materials represent a small component of inventory at month-end due to the manufacturing cycle. The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. At December 31, 2005 and June 30, 2005, inventories, net of reserves, consist of the following:

	December 31, 2005	June 30, 2005
	(Unaudited)
Raw materials and sub-component parts	$1,704,450	$1,721,165
Work-in-process and finished goods	1,647,103	2,200,218
	$3,351,553	$3,921,383

(6) Income Taxes:
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. As of December 31, 2005, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that the Company will utilize these prior year net operating loss carry forwards. Should circumstance change and the Company determine that it will not be able to utilize its net operating loss carryforward, such as a continuous decline in future taxable income, the Company will reevaluate its valuation allowance. As of December 31, 2005, the Company had approximately $8.2 million in federal net operating loss carryforwards, and approximately $13.0 million in state net operating loss carryforwards.

The Company did not make any federal or state tax payments in the six-months ended December 31, 2005, based on over-payments made during its fiscal year ended June 30, 2005.

(7) Commitments and Contingencies:
The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985. This claim was originally filed in 1998 by the federal government in United States District Court (New Jersey), citing several hundred other third-party defendants. This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. The Company maintains that its waste materials were of a general commercial nature. The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved defendants, in an alternative dispute resolution (ADR) process for smaller claims. No definitive potential cost to the Company has been assessed on this claim; however, the Company has accrued $75,000, which represents the Company’s estimate of its potential liability, net of the Company’s insurance carrier’s agreed-upon contribution towards a potential settlement. The Company does not expect to receive any further information until after the next draft allocation report is issued in late February 2006. In March 2006, a new settlement proposal is expected to be issued. The Company cannot, at this time, assess the amount of liability that could result from any adverse final outcome of this environmental complaint. The Company's insurance carrier has agreed to equally share, with the Company, the defense costs incurred in this environmental claim.

The Company is a defendant (with several other parties) in a product liability subrogation claim, which was filed in May 2005 in the Superior Court in Hartford, Connecticut. The plaintiff, through their insurance company, claims that the Company’s equipment caused damages to the plaintiff’s premises in May 2003. The complaint seeks unspecified compensatory damages. The Company maintains that its equipment was not the cause of the incident or the resultant damage. The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

(8) New Accounting Standards:
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Previously, most changes in accounting principle were recognized by including in net income of the period of the change, the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt SFAS No. 154, as applicable, beginning July 1, 2006. The Company is evaluating the effect of SFAS No. 154, but does not believe that there will be any material effect on the Company’s historical financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company’s working capital at December 31, 2005 increased by approximately $283,900 from June 30, 2005. This increase is principally is due to the income from operations, significant reductions in inventory, offset by an increase in accounts payable. The Company also made scheduled subordinated debt payments, which were offset by increased borrowings on the Company’s senior secured debt.

Operating cash flows were slightly higher in the current six-month period due to 7% higher sales and improved utilization of the available inventory and inventory production planning and scheduling. In the current six-month period, the Company’s senior secured debt borrowings increased $237,265. Due to a stronger second quarter fiscal 2006, the Company was able to repay $201,934 of the revolver debt and $66,666 of the subordinated debt in the second quarter. The large cash balance as of December 31, 2005 was due to the Company’s scheduled holiday closing during the last week of December, at which time no cash deposits were transferred to the senior lender. This is consistent with prior years’ treatment of cash at calendar year-end. The Company has not changed its payment policies to its vendors, nor revised its payment terms with its customers.

On September 21, 2004, the Company renewed its senior secured credit facility (the “Renewed Revolving Credit Loan”) with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company’s inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, 7.25% as of December 31, 2005, a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of December 31, 2005, the amount outstanding under the Renewed Revolving Credit Loan was $689,628 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan.

Included in debt is a subordinated promissory note related to a prior acquisition. This note had a principal outstanding amount of $88,889 at December 31, 2005, of which the entire amount has been classified as a current liability; repayment is scheduled at $22,222 per month through April 2006.

The Company’s historical operating cash flows generally have been positive; however, the Company is dependent upon the Renewed Revolving Credit Loan to finance its ongoing operations. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company’s ongoing working capital requirements for the foreseeable future at the current rate of operations. The Company expects its customary operating working capital requirements will continue to be financed by operations and from borrowings, including borrowings under the Renewed Revolving Credit Loan. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than previously discussed, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable near-term future. As of February 6, 2006, the Company had available approximately $2.5 million of unused credit under the terms of the Renewed Revolving Credit Loan.

The Company is investigating various strategies to increase its market share and some of these strategies involve the acquisition of one or more operators in the industry and that, if, the Company was to acquire any other business, such acquisition would likely involve debt and/or equity financing. There are no guarantees that the Company would be able to identify the appropriate acquisition candidate(s), nor that the Company would be able to enter into definitive agreements with such candidates on terms favorable to the Company, or that any acquisition would result in increased market share or profits.

The terms of the Renewed Revolving Credit Loan limit the amount of capital expenditures. Capital expenditures for the first six months of Fiscal 2006 were $130,298, consisting of the purchase of a new trade show booth for national veterinary exhibitions, the purchase and implementation of a new customer relationship management software module and related hardware, fully integrated within the Company’s ERP computer system, tooling, foundry and test equipment expenditures related to the design, development and production of the new imaging products, and an upgrade to the Company’s voice-mail system. Where practical, the Company continues to conserve its cash. The Company expects to continue to finance any future capital requirements principally from internally generated funds.

Results of Operations - Six Months Fiscal 2006 Versus Six Months Fiscal 2005

Sales increased approximately $752,300 or 7.0%, between the Fiscal 2005 and Fiscal 2006 six-month periods. A significant portion of this increase is attributable to the continued growth of the Company’s digital products, which showed a 39% combined increase in the domestic and international marketplaces. The balance of the increase in sales is mainly attributable to sales of the new general-purpose veterinary x-ray systems. There was a 13% decline in intra-oral and panoramic x-ray systems, as intra-oral x-rays are becoming more price-sensitive due to competitive factors. The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets, resulting in a 44% increase in international sales between the periods.

Gross profit as a percent of sales decreased slightly (1.0 percentage point) between the Fiscal 2005 and Fiscal 2006 six-month comparable periods. Material costs as a percent of sales increased .4 percentage points, mainly due a slight change in the product mix, with the sale of more distributor goods, which tend to have a lower gross margin; offset by processing improvements in some of the manufactured products. Due to the higher sales volumes in the current six-month period, labor and overhead costs increased approximately $171,000, including employee benefit and transportation costs.

Selling, general, and administrative costs increased approximately $244,200 or 6.9%, between the Fiscal 2005 and Fiscal 2006 six-month comparable periods. This increase is due to several factors, including: (1) the Company began to expense stock options issued, in accordance with SFAS No. 123R, (2) marketing and sales costs increased approximately $300,000 in the current period, due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets (these costs included increased travel costs, attendance at several national and regional clinical exhibitions, additional advertising, and increased operating costs), (3) costs associated with the purchase and implementation of a new customer relationship management software program, (4) the Company began accruing and funding an employee profit sharing plan, and (5) a slight increase in general operating expenses. This increase in costs was partially offset by approximately $300,000 of costs associated with two separate environmental lawsuits and accrued in the prior year’s second quarter.

Research and development costs increased approximately $166,000 or 93%, between the Fiscal 2005 and Fiscal 2006 six-month comparable periods. In June 2005, the Company recruited an Executive Vice-President of Technology in order to implement the Company’s strategic plans for all engineering development focusing on new products in the digital imaging field. The Company continues to invest in the design, development and refinement of its existing digital imaging products as well as the design and development of new digital imaging products for the human dental and broad veterinary applications. The Company also continues to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting requirements, initiation or completion of certain project tasks, and market demands. Research and development costs are generally expected to continue to increase over the next several years, as part of the Company’s strategy to develop and market additional digital products.

Interest expense, net decreased approximately $27,000 or 32.8%, between the Fiscal 2005 and Fiscal 2006 six-month comparable periods. A subordinated note was repaid as of December 2004, which reduced interest for the period by approximately $17,600. The balance of the decrease is due to approximately $279,000 less in the average monthly revolving credit borrowings for the current six-month period, offset in part by an approximately 2% higher interest rate, which was due to an increase in the prime rate, which is the basis for establishing the interest rate under the Renewed Revolving Credit Loan.

The Company did not make any federal or state tax payments in the six-months ended December 31, 2005, based on over-payments made during Fiscal Year 2005. As of December 31, 2005, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that it will utilize these prior year net operating loss carry forwards. As of December 31, 2005, the Company had approximately $8.2 million in federal net operating loss carryforwards, and approximately $13.0 million in state net operating loss carryforwards.

Results of Operations - Second Quarter Fiscal 2006 Versus Second Quarter Fiscal 2005

Sales increased approximately $277,600 or 4.6%, between the second quarter Fiscal 2005 and the second quarter Fiscal 2006. A significant portion of this increase is attributable to the continued growth of the Company’s digital products, which showed a 38% increase in the combined domestic and international marketplaces. The balance of the increase in sales is mainly attributable to sales of the new general-purpose veterinary x-ray systems. There was a 13% decline in intra-oral and panoramic x-ray systems between the comparable periods, as intra-oral x-rays are becoming more price-sensitive due to competitive factors. There was a 9% decline in the Company’s analog processor sales, mainly due to the gaining recognition and acceptance of the Company’s digital imaging systems. The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets, resulting in a 26% increase in international sales between the periods.

Gross profit as a percent of sales decreased slightly (.5 percentage point) between the second quarter Fiscal 2005 and the second quarter Fiscal 2006. Material costs, as a percent of sales, remained constant between the two comparable periods. There was a slight change in the product mix, with the sale of more distributor goods, which tend to have a lower gross margin, which was offset by processing improvements in some of the manufactured products. Due to the higher sales volumes in the current three-month period, labor and overhead costs increased approximately $65,600, including employee benefit and transportation costs.

Selling, general, and administrative costs increased approximately $145,000 or 7.7%, between the second quarter Fiscal 2005 and second quarter Fiscal 2006. This increase is due to several factors, including: (1) the Company began to expense stock options issued, in accordance with SFAS No. 123R, (2) marketing and sales costs increased approximately $212,000 in the current period, due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets (these costs included increased travel costs, attendance at several national and regional clinical exhibitions, additional advertising, and increased operating costs), (3) the Company began accruing and funding an employee profit sharing plan, and (4) a slight increase in general operating expenses. This increase in costs was partially offset by approximately $240,000 of costs associated with two separate environmental lawsuits and accrued or incurred in the second quarter of the prior fiscal year.

Research and development costs increased approximately $100,000 or 111.3%, between the second quarter Fiscal 2005 and second quarter Fiscal 2006. In June 2005, the Company recruited an Executive Vice-President of Technology in order to implement the Company’s strategic plans for all engineering development focusing on new products in the digital imaging field. The Company continues to invest in the design, development and refinement of its existing digital imaging products as well as the design and development of new digital imaging products for the human dental and broad veterinary applications. The Company also continues to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting requirements, initiation or completion of certain project tasks, and market demands. Research and development costs are generally expected to continue to increase over the next several years, as part of the Company’s strategy to develop and market additional digital products.

Interest expense, net decreased approximately $10,900 or 28%, between the second quarter Fiscal 2005 and second quarter Fiscal 2006. A subordinated note was repaid as of December 2004, which reduced interest expense for the period by approximately $8,800. The balance of the decrease is due to approximately $266,600 less in the average monthly revolving credit borrowings for the current three-month period, offset in part by an approximately 2.25% higher interest rate, which was due to an increase in the prime rate, which is the basis for establishing the interest rate under the Renewed Revolving Credit Loan.

The Company did not make any federal or state tax payments in the three-months ended December 31, 2005, based on over-payments made during Fiscal Year 2005. As of December 31, 2005, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that it will utilize these prior year net operating loss carry forwards. As of December 31, 2005, the Company had approximately $8.2 million in federal net operating loss carryforwards, and approximately $13.0 million in state net operating loss carryforwards.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions are evaluated on an ongoing basis focusing on historical internal operations, industry trends and conditions, market conditions and other information that management believes to be reasonable or applicable under the circumstances. There can be no assurances that actual results of operations will be consistent with management’s estimates and assumptions, and that reported results of operations will not be adversely affected by the requirement to make accounting adjustments to reflect changes in these estimates from time to time. The following policies are those that management believes to be the most sensitive to estimates and judgments.

Revenue Recognition
The Company recognizes revenue for both its domestic and international sales when products are shipped and title passes to the customer. The Company includes shipping and handling costs as a component of cost of sales.

Accounts Receivable
The Company reports accounts receivable net of reserves for doubtful accounts. Credit is extended to worldwide distributors on varying terms between 30 and 90 days. The reserve for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and is based upon continual analysis of the accounts receivable aging including credit risk of specific customers, historical trends and other related information. The Company writes-off accounts receivable when they are determined by management to be uncollectible. There have been no significant changes in the computation methodology of the reserve for doubtful accounts in the past three years and the Company has not had significant bad debt write-offs in the past few years. The allowance for doubtful accounts is based on the Company’s analysis of aged accounts receivable. Management believes that any potential risk associated with the estimate of reserve for doubtful accounts is therefore limited.

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

Warranties
The Company records a liability for an estimate of costs that it expects to incur under the Company’s limited warranties issued to its customers. Various factors affect the Company’s warranty liability, including (1) number of units sold, (2) historical rates of claims, (3) anticipated rates of claims, and (4) costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. Management believes that the current warranty provisions are sufficient based on the warranty information available to the Company.

In March 2005, the Company began to issue extended warranties in connection with sales of its digital sensors. The Company is continuing to monitor the rate and costs of claims and review the adequacy of its warranty liability and make any changes as, and if, necessary. If the Company experiences significant increased warranty claims or activity, or the warranty claims exceed the currently reserved amount, the warranty reserve will be increased, resulting in decreased gross profit during the period(s) in which the warranty reserve is increased.

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

Litigation and Contingencies
The Company is party to lawsuits arising out of its respective operations. The Company records a liability when it is probable and can be reasonably estimated. The Company believes it has properly estimated its potential litigation liability in the past; however, court decisions and/or other unforeseen events could cause liabilities to be incurred in excess of estimates.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings and cash flows are subject to changes in interest rates (short-term, prime-based interest rates and the 12-month LIBOR rate), primarily from its borrowings under its senior and subordinated debt. The Company does not believe that it is materially exposed to changes in interest rates; as at December 31, 2005, there was approximately $778,500 in total debt outstanding, and the Company is continuing to reduce its revolver borrowings. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes.

The Company’s earnings and cash flows are subject to foreign currency exchange rate risk, specifically the Euro/Dollar and the Yen/Dollar. The Company does not believe that it is materially exposed to foreign currency exchange rate risk due to the volume of purchases in foreign currency relative to purchases in US dollars; however, the relative strength/weakness of the Dollar to the Euro or to the Yen does affect the Company’s gross profit. The Company continuously monitors all changes in foreign currency and may adjust its pricing to customers to reflect these changes

Item 4: Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our co-chief executive officers and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15 (e) of the Securities Exchange Act of 1934 (the “Act”)). Based on their review and evaluation, the co-chief executive officers and chief financial officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

During the quarter ended December 31, 2005, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were necessary.

Part II Other Information

Item 1: Legal Proceedings.

Reference is made to Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

The status conference relating to the environmental claim involving a property in New Jersey owned by the Company between August 1984 and June 1985 was held in December 2005. A draft allocation report is scheduled for release in late February 2006 and a revised settlement proposal is expected to be completed by the end of March 2006.

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

None

Item 3: Defaults Upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

On December 12, 2005, the Company held an Annual Meeting of Shareholders to elect four directors for a term of one year or until their successors are duly elected.

The nominees were each elected to the Board of Directors by the following votes:

	For Election	Against Election
David Vozick	9,015,592	16,850
Donald Rabinovitch	9,030,292	2,150
Jack Becker	9,030,292	2,150
Robert Blatt	9,030,292	2,150

 Item 5: Other Information.

None

Item 6: Exhibits.

(a)	Exhibits:
(1)	31.1, 31.2, 31.3 - Certifications pursuant to Exchange Act Rule 13a - 14 (a).
(2)	32.1, 32.2, 32.3 - Certifications pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.

Signatures

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION

By:	/s/ David Vozick
Chairman of the Board (Co-Principal Executive Officer) Secretary, Treasurer Date: February 14, 2006

By:	/s/ Donald Rabinovitch
President (Co-Principal Executive Officer) Date: February 14, 2006

By:	/s/ Elise Nissen
Chief Financial Officer (Principal Financial and Accounting Officer) Date: February 14, 2006