Form 10-Q
period 2006-05-11
AFP IMAGING CORP
filed 2006-05-15
CIK 319126

UNITED STATES

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2006

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
Yes ☒	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

The registrant had 12,345,994 shares of its common stock outstanding as of May 12, 2006.

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

•	adverse changes in general economic conditions,
•	the Company’s ability to repay its debts when due,
•	changes in the markets for the Company’s products and services,
•	the ability of the Company to successfully design, develop, manufacture and sell new products,
•	the Company’s ability to successfully market its existing and new products,
•	adverse business conditions,
•	changing industry and competitive conditions,
•	the effect of technological advancements on the marketability of the Company’s products,
•	maintaining operating efficiencies,
•	pricing pressures,
•	risks associated with foreign sales,
•	the Company’s ability to attract and retain key personnel,
•	difficulties in maintaining adequate long-term financing to meet the Company’s obligations and fund the Company’s operations,
•	changes in the nature or enforcement of laws and regulations concerning the Company’s products, services, suppliers, or customers,
•	determinations in various outstanding legal matters,
•	the success of the Company’s strategy to increase its market share in the industries in which it competes,
•	the Company’s ability to successfully integrate the operations of any entity acquired by the Company with the Company’s operations,
•	changes in currency exchange rates and regulations, and
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

In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2006, and its results of operations for the three and nine-month periods ended March 31, 2006 and 2005, and its cash flows for the nine-months period ended March 31, 2006 and 2005, consisting of normal recurring adjustments, have been included. The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods.

Item 1: FINANCIAL STATEMENTS
AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Balance Sheets - March 31, 2006 and June 30, 2005

Assets	March 31,	June 30,
	2006	2005
	(Unaudited)
Current Assets:
Cash and cash equivalents	$696,755	$331,009
Accounts receivable, less allowance for
doubtful accounts of $90,000 and $90,000, respectively	3,023,978	2,704,136
Inventories	3,782,118	3,921,383
Prepaid expenses and other current assets	65,067	89,069
Deferred income taxes	680,000	680,000
Total current assets	8,247,918	7,725,597
Property and Equipment
At cost	1,815,106	1,623,043
Less accumulated depreciation	(1,398,905)	(1,234,305)
	416,201	388,738
Other Assets	179,362	39,061
Total Assets	$8,843,481	$8,153,396

Liabilities and Shareholders' Equity	March 31, 2006	June 30, 2005
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$22,222	$674,585
Accounts payable	1,838,247	1,339,251
Accrued expenses	1,312,585	1,361,514
Total current liabilities	3,173,054	3,375,350

Deferred Rent	82,250	115,415

Total liabilities	3,255,304	3,490,765
Shareholders’ Equity: Preferred stock - $.01 par value; authorized 5,000,000 shares, none issued	–	–
Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 9,568,217 and 9,407,717 shares at March 31, 2006, and June 30, 2005, respectively	95,682	94,077
Common stock warrants	110,931	19,800
Paid-in capital in excess of par	11,783,650	11,641,821
Accumulated deficit	(6,402,086)	(7,093,067)7)
Total shareholders’ equity	5,588,177	4,662,631

Total Liabilities and Shareholders’
Equity	$8,843,481	$8,153,396
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net sales	$7,173,942	$6,240,931	$18,663,935	$16,978,637
Cost of sales	4,481,436	3,765,143	11,571,521	10,285,131
Gross profit	2,692,506	2,475,788	7,092,414	6,693,506
Selling, general and administrative expenses	2,011,530	1,715,313	5,811,177	5,270,786
Research and development expenses	183,014	97,106	527,593	275,691
	2,194,544	1,812,419	6,338,770	5,546,477
Operating income	497,962	663,369	753,644	1,147,029
Interest expense, net	8,851	22,235	64,173	104,543
Income before provision for income taxes	489,111	641,134	689,471	1,042,486
Provision (benefit) for income taxes	(1,510)	(357,465)	(1,510)	(341,525)
Net income	$490,621	$998,599	$690,981	$1,384,011

Net income per common share:
Basic	$.05	$.11	$.07	$.15
Diluted	$.05	$.10	$.07	$.14

Weighted average outstanding common stock:
Basic	9,568,217	9,399,717	9,558,533	9,373,386
Diluted	10,050,532	9,869,712	10,053,422	9,863,416

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended March 31, 2006 and 2005
(Unaudited)

	Common Stock	Common Stock Warrants	Paid-in Capital In Excess of Par	Accumulated Deficit	Total

Balance June 30, 2004	$92,710	$19,800	$11,545,883	$(8,992,997)	$2,665,396

Issuance of 129,000 shares of common stock in connection with the exercise of stock options	1,287	–	38,818	–	40,105

Net income for nine months ended March 31, 2005	–	–	–	1,384,011	1,384,011
Balance March 31, 2005	$93,997	$19,800	$11,584,701	$(7,608,986)	$4,089,512

Balance June 30, 2005	$94,077	$19,800	$11,641,821	$(7,093,067)	$4,662,631

Issuance of 160,500 shares of common stock in connection with the exercise of stock options	1,605	–	81,633	–	83,238

Stock-based compensation expense	–	–	60,196	–	60,196

Issuance of common stock warrants	–	91,131	–	–	91,131

Net income for nine months ended March 31, 2006	–	–	–	690,981	690,981
Balance March 31, 2006	$95,682	$110,931	$11,783,650	$(6,402,086)	$5,588,177

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$690,981	$1,384,011
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	171,170	172,600
Deferred income tax benefit	–	(340,000)
Non-cash compensation expense	60,196	–
Change in assets and liabilities:
(Increase) in accounts receivable	(319,842)	(123,953)
Decrease (increase) in inventories	139,265	(412,766)
(Increase) decrease in prepaid expenses and other assets	(31,738)	120,800
Increase in accounts payable	498,996	466,153
(Decrease) in accrued expenses	(48,929)	(50,675)
(Decrease) in deferred rent	(33,165)	(15,264)

Total adjustments	435,953	(183,105)

Net cash provided by operating activities	1,126,934	1,200,906

Cash flows from investing activities:
Purchases of property and equipment	(192,063)	(137,436)

Net cash used in investing activities	(192,063)	(137,436)

Cash flow from financing activities:
Repayment of debt	(652,363)	(1,000,038)
Proceeds from exercise of common stock options	83,238	40,105

Net cash used in financing activities	(569,125)	(959,933)

Net increase in cash and cash equivalents	365,746	103,537

Cash and cash equivalents, at beginning of period	331,009	331,993

Cash and cash equivalents, at end of period	$696,755	$435,530

Supplemental cash flow disclosures: Cash paid during the periods for-
Interest	$74,057	$109,294
Income taxes, net of refunds	$4,563	$35,940

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

(1) General:
AFP Imaging Corporation (together with its subsidiaries, the “Company”) was organized on September 20, 1978, under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing, producing and recording medical, veterinary and dental images through digital technology, as well as the chemical processing of photosensitive materials. Medical, dental, veterinary and industrial professionals use these products. The Company’s products are distributed to worldwide markets under various brand names through a network of independent and unaffiliated dealers. The Company has only one business segment, medical/dental.

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005. The Condensed Consolidated Balance Sheet at June 30, 2005 has been derived from the audited financial statements.

(2) Stock Option Plans:
The Company currently has in effect two employee incentive stock plans, under which approximately 1,100,000 shares of Company common stock were originally authorized and available for issuance. Options that are granted under the plans generally are fully vested when granted. Under the terms of these plans, options to purchase common stock of the Company may be granted at not less than 85% of the fair market value of the stock on the date of grant (100% in the case of incentive stock options qualifying under Section 422A of the Internal Revenue Code (“ISOs”) or 110% in the case of ISOs granted to persons owning more than 10% of the outstanding stock of the Company). As of March 31, 2005, all of the outstanding stock options issued by the Company were fully vested.

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R. As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005. Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated. For the three and nine months ended March 31, 2006, non-cash stock based compensation expense related to stock option awards (“Stock Option Expense”) was $23,688 and $60,196, respectively, and has been included in operating expenses. For the three and nine months ended March 31, 2005, had the Company adopted the fair value based method of accounting for stock-based compensation under the provisions of SFAS 123R, Stock Option Expense would have been $7,240 and $23,041, respectively, and the effect on the Company’s net income and net income per share would have been as follows:

	Three months ended March 31, 2005	Nine months ended March 31, 2005
Net income, as reported	$998,599	$1,384,011
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(7,240)	(23,041)
Pro forma net income	$991,359	$1,360,970

Basic net income per share amounts:
As reported	$.11	$.15
Pro forma	$.10	$.14

Diluted net income per share amounts:
As reported	$.11	$.15
Pro forma	$.10	$.14

The fair value of each option granted under the Company’s incentive stock plans during the three and nine months ended March 31, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing method. Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of Company common stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on Company common stock and (d) risk free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices. The expected dividend yield is zero as the Company has never paid dividends, does not currently anticipate paying any dividends in the foreseeable future and is restricted from paying dividends under the terms of its senior secured debt. The weighted-average of the fair value of the options granted during the three and nine months ended March 31, 2006 was $2.40 and $2.10 per option, respectively; and the weighted-average of the fair value of the options granted during the three and nine months ended March 31, 2005 was $1.15 and $1.22 per option, respectively. The following table summarizes the weighted average values of the assumptions used in computing the fair value of the option grants.

	Three months ended March 31		Nine months ended March 31
	2006	2005	2006	2005
Expected volatility	152%	47%	152% - 155%%	47%
Expected lives from grant date	10 years	10 years	10 years	10 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.58%	4.10%	4.19% - 4.58%	4.04% - 4.16%

Stock options to purchase an aggregate 10,000 shares of Company common stock were granted to the Company’s outside Board of Director members in each of the three-month periods ended September 30, 2005, December 31, 2005, and March 31, 2006 in accordance with the Company’s policy for non-employee director compensation.

Transactions under the plans for the nine months ended March 31, 2006 and 2005 are as follows:

Nine months ended March 31,	2006		2005
	Options	Weighted average price	Options	Weighted average price
Outstanding, beginning of fiscal year	948,400	$.76	1,008,500	$.57
Exercised	(160,500)	.52	(129,100)	.31
Granted	30,000	2.10	30,000	1.22
Forfeited	0	0	(5,000)	.98
Expired	0	0	(57,000)	.31
Outstanding, end of period	817,900	$.85	847,400	$.65
Exercisable at March 31,	817,900		847,400
Weighted average fair value of options granted	$2.08			$.77

The aggregate intrinsic value of the outstanding options, which are all currently exercisable, amounted to $934,922 at March 31, 2006. The total intrinsic value of options exercised during the nine months ended March 31, 2006, amounted to $282,738.

At March 31, 2006, the range of exercise prices is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Exercisable at March 31, 2006	Weighted-average Remaining Contractual Life (Years)	Weighted-average Exercise Price	Number Exercisable March 31, 2006	Weighted-average Exercise Price
$.11 - $.50	396,000	3.92	$.30	396,000	$.30
$.53 - $.81	25,500	4.19	.61	25,500.61
$1.06 - $1.75	348,400	8.49	1.33	348,400	1.33
$1.90 - $2.26	48,000	6.75	2.12	48,000	2.12
	817,900	6.04	$.85	817,900	$.85

(3) Per Share Data:
The Company’s basic net income per share amounts are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and common share equivalents outstanding, when dilutive. Common stock equivalents include (1) outstanding stock options and (2) outstanding warrants. The following is a reconciliation from basic to diluted shares for the three and nine months ended March 31, 2006 and 2005:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Basic Shares	9,568,217	9,399,717	9,558,533	9,373,386
Dilutive:
Options	398,235	393,353	410,176	413,203
Warrants	84,080	76,642	84,713	76,827
Diluted Shares	10,050,532	9,869,712	10,053,422	9,863,416

On March 28, 2006, the Company issued an aggregate of 50,000 warrants to designees of an investment banking firm. Each warrant entitles the holder to purchase one share of Company common stock at a purchase price of $1.98, the closing stock price on March 28, 2006. The warrants are for five years and the Black-Scholes method was used to value these warrants.

(4) Long and Short Term Debt:
On September 21, 2004, the Company renewed its senior secured credit facility (the “Renewed Revolving Credit Loan”) with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company’s inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, 7.75% as of March 31, 2006, a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of March 31, 2006, there was no amount outstanding under the Renewed Revolving Credit Loan and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan.

Included in debt is a subordinated promissory note related to a prior acquisition. This note had a principal outstanding amount of $22,222 at March 31, 2006, of which the entire amount has been classified as a current liability; the final payment was made in April 2006.

(5) Inventory:
Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Production materials represent a small component of inventory at month-end due to the manufacturing cycle. The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. At March 31, 2006 and June 30, 2005, inventories, net of reserves, consist of the following:

	March 31, 2006	June 30, 2005
	(Unaudited)
Raw materials and sub-component parts	$1,938,795	$1,721,165
Work-in-process and finished goods	1,843,323	2,200,218
	$3,782,118	$3,921,383

(6) Income Taxes:
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. As of March 31, 2006, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that the Company will utilize these prior year net operating loss carry forwards. Should circumstance change and the Company determine that it will not be able to utilize its net operating loss carryforward, such as a continuous decline in future taxable income, the Company will reevaluate its valuation allowance. As of March 31, 2006, the Company had approximately $8.2 million in federal net operating loss carryforwards, and approximately $13.0 million in state net operating loss carryforwards.

The Company made small federal and state tax payments in March 2006 for the nine-months ended March 31, 2006, based on current earnings and over-payments made during its fiscal year ended June 30, 2005.

(7) Commitments and Contingencies:
The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985. This claim was originally filed in 1998 by the federal government in United States District Court (New Jersey), citing several hundred other third-party defendants. This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. The Company maintains that its waste materials were of a general commercial nature. The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with certain other defendants, in an alternative dispute resolution (ADR) process for smaller claims. The Company's insurance carrier has agreed to equally share, with the Company, the defense costs incurred in this environmental claim. No definitive potential cost to the Company has been assessed on this claim; however, the Company has accrued $75,000, which represents the Company’s estimate of its potential liability, net of the Company’s insurance carrier’s agreed-upon contribution towards a potential settlement. The draft allocation report was issued in March 2006 and the Company has been advised that a settlement offer for the de minimis claims (which includes the Company) will be issued shortly. The Company cannot, at this time, assess the amount of liability that could result from any adverse final outcome of this environmental complaint.

The Company is a defendant (with several other parties) in a product liability subrogation claim, which was filed in May 2005 in the Superior Court in Hartford, Connecticut and later transferred to the United States District Court, District of Connecticut. The plaintiff, through their insurance company, claims that the Company’s equipment caused damages to the plaintiff’s premises in May 2003. The complaint seeks unspecified compensatory damages. The Company maintains that its equipment was not the cause of the incident or the resultant damage. The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). This statement improves financial reporting by allowing fair value measurement for hybrid financial instruments that contain an embedded derivative as well as clarifying certain points of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS No. 156”). This statement requires that all separately recognized servicing assets and liabilities be initially measured at fair value if practicable and clarifies certain points of SFAS140. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006. The Company does not believe that SFAS Nos. 155 and 156 will have any material effect on the Company’s financial statements.

(9) Subsequent Event
On May 2, 2006, the Company consummated a private placement of shares of Company common stock to a group of selected institutional and other accredited investors. The Company sold 2,777,777 shares of Company common stock at $1.80 per share in this private placement. The Company has granted the investors certain registration rights with respect to the resale of the shares acquired. No warrants were issued to the investors in this private placement. The Company incurred fees of $168,000, including all placement fees and expenses. The Company intends to use the net proceeds for working capital, new product development, general corporate purposes and, possibly, for strategic acquisitions in the medical, dental and/or veterinary equipment markets. There currently are no material, definitive commitments or arrangements with respect to any of the net proceeds of the private placement.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company’s working capital at March 31, 2006 increased by approximately $724,600 from June 30, 2005. This increase is principally is due to the income from operations, reductions in inventory and current debt, offset by an increase in accounts payable.

Operating cash flows were slightly lower in the current nine-month period due to a lower operating income, offset by improved utilization of the available inventory and inventory production planning and scheduling. In the current nine-month period, the Company’s senior secured debt borrowings decreased approximately $452,000 and the subordinated note was reduced by $200,000. In the current quarter, the Company repaid in full its senior secured debt and has had no amounts outstanding since January 2006. The Company has not changed its payment policies to its vendors, nor revised its payment terms with its customers.

Effective as of March 28, 2006, the Company issued an aggregate 50,000 warrants to a total of seven designees of an investment banking firm in connection with the Company’s retention of such firm to provide financial advisory services to the Company as part of the Company’s strategy to increase its market share in the industries in which the Company competes. Each of such warrants entitle its holder to purchase one share of Company common stock at a purchase price of $1.98 per share. The warrants expire on March 27, 2011.

On September 21, 2004, the Company renewed its senior secured credit facility (the “Renewed Revolving Credit Loan”) with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company’s inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, 7.75% as of March 31, 2006, a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of March 31, 2006, there was no amount outstanding under the Renewed Revolving Credit Loan and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan.

Included in debt is a subordinated promissory note related to a prior acquisition. This note had a principal outstanding amount of $22,222 at March 31, 2006, of which the entire amount has been classified as a current liability; and was repaid in full in April 2006.

The Company’s historical operating cash flows generally have been positive; however, the Company is dependent upon operations and the Renewed Revolving Credit Loan to finance its ongoing operations. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company’s ongoing working capital requirements for the foreseeable future at the current rate of operations. The Company expects its customary operating working capital requirements will continue to be financed by operations and from borrowings, including borrowings under the Renewed Revolving Credit Loan. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than previously discussed, which are reasonably likely to result in a material increase or decrease in its liquidity or capital resources in the foreseeable near-term future. As of May 5, 2006, the Company had available approximately $2.5 million of unused credit under the terms of the Renewed Revolving Credit Loan.

On May 2, 2006, the Company completed a private placement of its common stock to a group of selected institutional and other accredited investors. The Company sold a total of 2,777,777 shares of its common stock at $1.80 per share. The Company has granted the investors certain registration rights with respect to the resale of the shares acquired. The Company intends to use the net proceeds for working capital, new product development, general corporate purposes and, possibly, for strategic acquisitions in the medical, dental and/or veterinary imaging equipment markets. There currently are no material commitments or arrangements with respect to any of the net proceeds of the private placement.

The Company is investigating various strategies to increase its market share and some of these strategies involve the acquisition of one or more businesses in the industry and that, if, the Company was to acquire any other business, such acquisition would likely involve equity and/or debt financing, possibly also utilizing the net proceeds of the above-mentioned private placement. There are no assurances that the Company will be able to identify the appropriate acquisition candidate(s), that the Company will be able to enter into definitive agreements with such candidates on terms favorable to the Company, or that any acquisition would result in increased market share or profits.

The terms of the Renewed Revolving Credit Loan limit the amount of capital expenditures. Capital expenditures for the first nine months of Fiscal 2006 were approximately $192,000, consisting of the purchase of a new trade show booth for national veterinary exhibitions, the purchase and implementation of a new customer relationship management software module and related hardware, fully integrated within the Company’s ERP computer system, tooling, foundry and test equipment expenditures related to the design, development and production of the new imaging products, and an upgrade to the Company’s voice-mail system. Where practical, the Company continues to conserve its cash. The Company expects to continue to finance any future capital requirements principally from internally generated funds.

Results of Operations - Nine Months Fiscal 2006 Versus Nine Months Fiscal 2005

Sales increased approximately $1,685,300 or 10.0%, between the Fiscal 2005 and Fiscal 2006 nine-month periods. A significant portion of this increase is attributable to the continued growth of the Company’s digital imaging systems in both the domestic and international marketplaces. The Company signed an OEM agreement with a subsidiary of Henry Schein, Inc. for the production and supply of its intraoral digital dental x-ray sensors. In the third quarter FY 2006, the Company introduced a mobile digital imaging system specifically designed for the equine marketplace, which accounted for a significant portion of the increase in sales. Sales of the digital sensor (veterinary and human dental applications) showed a 49% increase in the current nine-month period. The balance of the increase in sales is mainly attributable to sales of the general-purpose veterinary x-ray systems, introduced in the current fiscal year. There was a 14% decline in intra-oral and panoramic x-ray systems, as intra-oral x-rays are becoming more price-sensitive due to competitive factors. Additionally, there was a 6% decrease in analog processor sales due to the global transition in diagnostic image recording from analog to digital. The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for analog and digital products, resulting in a 40% increase in international sales between the periods.

Gross profit as a percent of sales decreased slightly (1.4 percentage points) between the Fiscal 2005 and Fiscal 2006 nine-month comparable periods. Material costs as a percent of sales increased .9 percentage points, mainly due a slight change in the product mix, with the sale of more distributor goods, which tend to have lower gross margins; offset by processing improvements in some of the manufactured products. Due to the higher sales volumes in the current nine-month period, labor and overhead costs increased approximately $324,600, including related employee benefits, transportation costs and other operating costs.

Selling, general, and administrative costs increased approximately $540,400 or 10.3%, between the Fiscal 2005 and Fiscal 2006 nine-month comparable periods. This increase is due to several factors, including: (1) the Company began to expense stock options issued, in accordance with SFAS No. 123R, (2) marketing and sales costs increased approximately $477,000 in the current period, due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets (these costs included increased travel costs, attendance at several national and regional clinical exhibitions, additional advertising, and increased operating costs), (3) costs associated with the purchase and implementation of a new customer relationship management software program (CRM), (4) the Company began accruing and funding an employee 401K retirement plan, and (5) an increase in general operating expenses, based on increases sales levels. This increase in costs was partially offset by approximately $300,000 of costs associated with two separate environmental lawsuits and accrued in the prior year’s second quarter.

Research and development costs increased approximately $251,900 or 91%, between the Fiscal 2005 and Fiscal 2006 nine-month comparable periods. In June 2005, the Company recruited an Executive Vice-President of Technology in order to implement the Company’s strategic plans for all engineering development focusing on new products in the digital imaging field. The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements. The Company also continues to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting requirements, initiation or completion of certain project tasks, and market demands. Research and development costs are generally expected to continue to increase over the next several years, as part of the Company’s strategy to develop and market additional digital products.

Interest expense, net decreased approximately $40,400 or 38.6%, between the Fiscal 2005 and Fiscal 2006 nine-month comparable periods. In January 2006, the Company repaid the outstanding balance on the Renewed Revolving Credit Loan. A subordinated note was repaid as of December 2004, which reduced interest for the period by approximately $17,600. The balance of the decrease is due to approximately $344,900 less in the average monthly revolving credit borrowings for the current nine-month period, offset in part by an approximately 2% higher interest rate, which was due to an increase in the prime rate, which is the basis for establishing the interest rate under the Renewed Revolving Credit Loan.

The Company made small federal and state tax payments in March 2006 for the nine-months ended March 31, 2006, based on current earnings and over-payments made during Fiscal Year 2005. As of March 31, 2006, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that it will utilize these prior year net operating loss carry forwards. As of March 31, 2006, the Company had approximately $8.2 million in federal net operating loss carryforwards, and approximately $13.0 million in state net operating loss carryforwards.

Results of Operations - Third Quarter Fiscal 2006 Versus Third Quarter Fiscal 2005

Sales increased approximately $933,000 or 14.9%, between the third quarter Fiscal 2005 and the third quarter Fiscal 2006. A significant portion of this increase is attributable to the continued growth of the Company’s digital imaging systems in both the domestic and international marketplaces. The Company signed an OEM agreement with a subsidiary of Henry Schein, Inc., for the production and supply of its intraoral digital dental x-ray sensors. In the third quarter FY 2006, the Company introduced a mobile digital imaging system specifically designed for the equine marketplace, which accounted for a significant portion of the increase in sales. The balance of the increase in sales is mainly attributable to sales of the general-purpose veterinary x-ray systems introduced in the current fiscal year. There was a 17% decline in intra-oral and panoramic x-ray systems between the comparable periods, as intra-oral x-rays are becoming more price-sensitive due to competitive factors. There was a 16% decline in the Company’s analog processor sales, mainly due to the gaining recognition and acceptance of the Company’s digital imaging systems. The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets, resulting in a 34% increase in international sales between the periods.

Gross profit as a percent of sales decreased 2.2 percentage points between the third quarter Fiscal 2005 and the third quarter Fiscal 2006. Material costs, as a percent of sales, increased 1.6 percentage points between the two comparable periods. There was a small change in the product mix, with the sale of more distributor goods, which tend to have a lower gross margin, as well as material cost increases from vendors which were not passed onto our customers; offset by processing improvements in some of the manufactured products. Due to the higher sales volumes in the current three-month period, labor and overhead costs increased approximately $153,400, including employee benefit, transportation costs and other operating costs.

Selling, general, and administrative costs increased approximately $296,200 or 17.3%, between the third quarter Fiscal 2005 and third quarter Fiscal 2006. This increase is due to several factors, including: (1) the Company began to expense stock options issued, in accordance with SFAS No. 123R, (2) marketing and sales costs increased approximately $173,000 in the current period, due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets (these costs included increased travel costs, attendance at several national and regional clinical exhibitions, additional advertising, and increased operating costs), and (3) a slight increase in general operating expenses.

Research and development costs increased approximately $85,900 or 88.5%, between the third quarter Fiscal 2005 and third quarter Fiscal 2006. In June 2005, the Company recruited an Executive Vice-President of Technology in order to implement the Company’s strategic plans for all engineering development focusing on new products in the digital imaging field. The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements. The Company also continues to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting requirements, initiation or completion of certain project tasks, and market demands. Research and development costs are generally expected to continue to increase over the next several years, as part of the Company’s strategy to develop and market additional digital products.

Interest expense, net decreased approximately $13,400 or 60.2%, between the third quarter Fiscal 2005 and third quarter Fiscal 2006. In January 2006, the Company repaid the outstanding balance on the Renewed Revolving Credit Loan. The decrease is due to approximately $476,900 less in the average monthly revolving credit borrowings for the current three-month period, offset in part by an approximately 2.1% higher interest rate, which was due to an increase in the prime rate, which is the basis for establishing the interest rate under the Renewed Revolving Credit Loan.

The Company made small federal and state tax payments in March 2006, based on current earnings and over-payments made during Fiscal Year 2005. As of March 31, 2006, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that it will utilize these prior year net operating loss carry forwards. As of March 31, 2006, the Company had approximately $8.2 million in federal net operating loss carryforwards, and approximately $13.0 million in state net operating loss carryforwards.

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

Warranties
The Company records a liability for an estimate of costs that it expects to incur under the Company’s limited warranties issued to its customers. Various factors affect the Company’s warranty liability, including the (1) number of units sold, (2) historical rates of claims, (3) anticipated rates of claims, and (4) costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. Management believes that the current warranty provisions are sufficient based on the warranty information available to the Company.

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

Stock-based Compensation
Stock based compensation is accounted for in accordance with SFAS No. 123R. The Company determines the fair value of options based on the Black-Scholes model, which is based on specific assumptions including (1) the expected life of the option, (2) risk free interest rates, (3) expected volatility and (4) expected dividend yield.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings and cash flows are subject to changes in interest rates (short-term, prime-based interest rates and the 12-month LIBOR rate), primarily from its borrowings under its senior and subordinated debt. The Company does not believe that it is materially exposed to changes in interest rates; as at March 31, 2006, there was approximately $22,222 in total debt outstanding. The Company repaid its subordinated note as of April 2006 and repaid its outstanding balance on the Renewed Revolving Credit Loan in January 2006. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes.

The Company’s earnings and cash flows are subject to foreign currency exchange rate risk, specifically the Euro/Dollar and the Yen/Dollar. The Company does not believe that it is materially exposed to foreign currency exchange rate risk due to the volume of purchases in foreign currency relative to purchases in US dollars; however, the relative strength/weakness of the Dollar to the Euro or to the Yen does affect the Company’s gross profit. The Company regularly monitors all changes in foreign currency and may adjust its pricing to customers to reflect these changes.

Item 4: Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our co-principal executive officers and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15 (e) of the Securities Exchange Act of 1934 (the “Act”)). Based on their review and evaluation, the co-chief executive officers and chief financial officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

During the quarter ended March 31, 2006, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were necessary.

Part II Other Information

Item 1: Legal Proceedings.

Reference is made to Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

The status conference relating to the environmental claim involving a property in New Jersey owned by the Company between August 1984 and June 1985 was held in December 2005. The draft allocation report was issued in March 2006 and a revised settlement offer for the de minimis claims (which includes the Company) is expected to be issued shortly.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

Item 2: Unregistered Sales in Equity Securities and Uses of Proceeds.

Effective as of March 28, 2006, the Company issued an aggregate 50,000 warrants to a total of seven designees of an investment banking firm in connection with the Company’s retention of such firm to provide financial advisory services to the Company as part of the Company’s strategy to increase its market share in the industries in which the Company competes. Each of such warrants entitle its holder to purchase one share of Company common stock at a purchase price of $1.98 per share. The warrants expire on March 27, 2011. The Company has granted certain registration rights with respect to the registration under the Securities Act of 1933, as amended, of the shares issuable upon exercise of the warrants for resale by the warrant holders. The Company believes that the issuance of the warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

Item 3: Defaults Upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

None

 Item 5: Other Information.

None

Item 6: Exhibits.

(a)	Exhibits:

(1)	31.1, 31.2, 31.3 - Certifications pursuant to Exchange Act Rule 13a - 14 (a).

(2)	32.1, 32.2, 32.3 - Certifications pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.

(4.1)
Form of Subscription Agreement utilized by the Company in its private placement consummated on May 2, 2006, containing registration rights granted to the purchasers in the private placement. (Incorporated by reference from the Exhibits filed with the Registrant’s Current Report on Form 8-K, dated May 2, 2006.)

(10.1)
Form of Warrant certificate evidencing warrants granted to designees of an investment banking firm retained by the Company, effective March 28, 2006, to provide certain financial advisory services to the Company.

Signatures

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION

/s/ David Vozick
David Vozick
Chairman of the Board,
(Co-Principal Executive Officer)
Secretary, Treasurer
Date: May 15, 2006

/s/ Donald Rabinovitch
Donald Rabinovitch
President
(Co-Principal Executive Officer)
Date: May 15, 2006

/s/ Elise Nissen
Elise Nissen
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 15, 2006