Form 10-K
period 2006-06-30
AFP IMAGING CORP
filed 2006-09-15
CIK 319126

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(X)	Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934
For the fiscal year ended June 30, 2006
or
( )	Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934
For the transition period from ________ to________

Commission File Number: 0-10832

AFP Imaging Corporation
(Exact name of registrant as specified in its charter)

New York	13-2956272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Clearbrook Road, Elmsford, NY	10523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 592-6100

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
YES (X) NO ( ).

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ( ) NO ( X ).

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ( ) NO ( X ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES ( ) NO ( X).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ( )	Accelerated Filer ( )	Non-Accelerated Filer ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ( ) NO ( X).

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 30, 2005 was approximately $10,386,619. On such date, the average of the closing bid and asked prices of the Registrant’s Common Stock, as reported by the OTC Bulletin Board, was $1.73.

The registrant had 12,401,732 shares of Common Stock outstanding as of September 12, 2006.

The information required by Part III of Form 10-K is incorporated by reference to the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders tentatively scheduled for December 11, 2006 to be filed with the Securities and Exchange Commission on or prior to October 28, 2006.

Introductory Note - Forward - Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, the “Company”) or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements. Forward-looking statements may be identified by terminology such as “may,” “will,” project,” “expect,” “believe,” “would,” “could,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of such terms, or the negative of such terms or variations. Potential risks, uncertainties and factors include, but are not limited to,
•	adverse changes in general economic conditions,
•	the Company’s ability to repay its debts when due,
•	changes in the markets for the Company’s products and services,
•	the ability of the Company to successfully design, develop, manufacture and sell new products,
•	the Company’s ability to successfully market its existing and new products,
•	adverse business conditions,
•	changing industry and competitive conditions,
•	the effect of technological advancements on the marketability of the Company’s products,
•	the Company’s ability to protect its intellectual property rights and/or where its intellectual property rights may infringe on the intellectual property rights of others,
•	maintaining operating efficiencies,
•	pricing pressures,
•	risk associated with foreign sales,
•	risk associated with the loss of services of the key executive officers,
•	the Company’s ability to attract, train and retain key personnel,
•	difficulties in maintaining adequate long-term financing to meet the Company’s obligations, and fund the Company’s operations,
•	changes in the nature or enforcement of laws and regulations concerning the Company’s products, services, suppliers, or the Company’s customers,
•	determinations in various outstanding legal matters,
•	the success of the Company’s strategy to increase its market share in the industries in which it competes,
•	the Company’s ability to successfully integrate the operations of any entity acquired by the Company with the Company’s operations,
•	changes in currency exchange rates and regulations, and
•	other factors set forth in this Form 10-K and from time to time in the Company’s other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-K for the year ended June 30, 2006, and the Company’s other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition and results of operations and prospects. The forward - looking statements made in this Annual Report on Form 10-K speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company’s expectations or future events.

Part I

Item 1. Business

a) General Development of Business

AFP Imaging Corporation was organized on September 20, 1978, under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing and/or producing medical and dental diagnostic images through electronic technologies, as well as the chemical processing of photosensitive materials. Medical, dental, veterinary and industrial professionals use these products. The Company’s products are distributed to worldwide markets, under various brand names, through a network of independent and unaffiliated dealers. The Company has been ISO 9001 certified since 1996.

The Company’s objective is to be a leading provider of cost effective, diagnostic radiographic products utilized in the medical, dental, veterinarian and industrial imaging fields. The Company is concentrating on
•	continually broadening is product offerings,
•	enhancing both its domestic and international distribution channels, and
•	expanding its market presence in the diagnostic veterinary and dental imaging fields.

In May 2006, the Company completed a private offering of its common stock to selected institutional and other accredited investors. The offering was priced at $1.80 per share and 2,777,777 shares of common stock were sold. Proceeds from the private placement are anticipated to be used for general corporate purposes, including working capital, new product development, and possibly, for strategic acquisitions.

In February 2005, the Company settled an outstanding environmental litigation claim which had been filed in 2001 as a civil complaint by the current owners of property, which the Company had owned between August 1984 and June 1985. The Company paid $325,000, which represented its entire liability under the settlement offer. See Item 3, Legal proceedings for a further discussion of this matter.

b) Financial Information about Industry Segments

The Company is engaged in one industry segment, the manufacture and distribution of medical/dental x-ray equipment and accessories. Prior to July 2001, when the Company sold the assets related to its graphic arts subsidiary, the Company had been engaged in two industry segments, the manufacture and distribution of medical/dental x-ray equipment and accessories, and graphic arts processing equipment. The Company has agreed not to compete in this same business line of graphic arts film and plate processing equipment for ten years, to expire in July 2011. The Company’s business segments until July 2001 were based on significant differences in the nature of the Company’s operations, including distribution channels and customers. The composition of the current industry segment is consistent with that used by the Company’s management in making strategic decisions. See Note 10 to the Consolidated Financial Statements for further discussion of the Company’s industry segments.

c) Narrative Description of Business

All of the Company’s products are distributed worldwide through an unaffiliated dealer network to doctors, dentists, veterinarians, hospitals, medical clinics, the U.S. military and others.

Principal Products and Services

Digital Dental and Large Body DR and CR Imaging Systems
▪
The Company manufactures, distributes and services a filmless, digital dental radiography system, utilizing x-rays and electronic imaging technology. Such equipment generates and captures a patient’s dental x-ray images with an intraoral sensor and then displays the image on a computer screen that operates in a Windows-based, software environment. These filmless, digital dental radiographic systems, referred to as DR Systems, have practical applications in both human and companion animal dentistry. The Company has developed proprietary application software for use with the sensor.

▪
In February 2006, the Company began to manufacture and distribute a portable, field ready real-time digital imaging system for the diagnosis of equine patients. This system uses an amorphous silicon digital x-ray sensor, which operates in a wide variety of temperature settings, and provides high quality images for improved medical care at the patient’s site. The primary application is to radiograph horses’ legs.

▪
In February 2006, the Company began to distribute a value-priced high quality digital panoramic x-ray machine. This machine is manufactured in Italy, and provides a more complete analysis and diagnosis, without the use of x-ray film, and is commonly used by dentists, oral surgeons, and endodontists for more advanced patient treatment.

▪
In May 2006, the Company became the exclusive distributor in the United States, Canada, and Latin America (excluding Brazil) for a three dimensional dental x-ray imaging equipment manufactured by Quantitative Radiology, in Italy. This imaging equipment produces computer generated, three dimensional x-ray images which are a dynamic improvement over historical two dimensional film images and provide more diagnostic information to implantologists, othodontists, and oral surgeons.

▪
The Company also distributes a computed radiology system, referred to as CR Systems, that utilizes a reusable phosphorus plate and laser scanner in place of x-ray film. The plate can be erased and then re-exposed to capture another image. The CR System is applicable to larger body x-ray examinations.

Medical, Dental and Industrial X-Ray Processors & Accessories
The Company manufactures and distributes a line of freestanding and table top medical, dental and industrial x-ray film processors, commonly referred to as analog systems. These machines are capable of processing or developing films of various sizes. The exposed film is inserted into the Company’s equipment and returned to the operator developed, fixed, washed and dried. The equipment can be located either in a dark room site or adapted to a daylight loading system. These units are used for diagnostic x-ray imaging and industrial, non-destructive testing applications.

X-Ray Systems
The Company has the exclusive distribution rights in the North American and Mexican markets for a well established, European-designed intraoral dental x-ray machine and a panoramic/cephalometric dental x-ray machine. The Company also has the North American distribution rights to a Japanese-developed panoramic/ cephalometric dental x-ray machine. The x-ray film exposed by all of these units can be developed in the Company’s film processors. Alternatively, these x-ray products can be sourced and distributed with a digital, filmless sensor that is compatible with the Company’s other digital x-ray products and software.

Veterinary Imaging and Radiographic Systems
The Company manufactures and distributes a line of x-ray and related equipment specifically designed for the veterinary marketplace. These include intraoral x-ray systems, a filmless digital dental radiography system, film processors, dental veterinary film, a digital imaging system for the diagnosis of equine patients and a large body CR filmless scanner used in conjunction with general radiographic equipment. In July 2005, the Company was appointed the exclusive distributor of general-purpose x-ray systems and components specifically designed for all veterinary applications, known in the market under trade names “Universal” and “VetTek.” These systems are designed to be either digital or film based and allows the veterinarian to perform either dental or general radiography on companion animals.

Patents and Trademarks

The Company presently holds or has licensed a number of domestic and foreign utility patents, which the Company believes are material to the technology used in its products. The Company’s intellectual property includes several patents obtained in connection with acquisitions completed in 1997. The Company is not aware of any patents or other intellectual property held by others that conflict with the Company’s current product designs. However, there can be no assurance that infringement claims will not be asserted against the Company in the future. Patent applications have been filed where appropriate. The Company owns several domestic and foreign trademarks, which it uses in connection with the marketing of its products, including AFP Imaging, DENT-X, EVA, ImageVet, Digi-Vet Equine, and DIGIVET, among others. The Company believes that these utility patents and trademarks are important to its operations and the loss or infringement by others of or to its rights to such patents and trademarks could have a material adverse effect on the Company. Even with the patent rights in the Company’s products, the Company’s technology may not preclude or inhibit competitors from producing products that have identical performance as the Company’s products.

The Company has agreed to pay a nominal royalty on the domestic sales of its digital dental systems to a third party under a license for the use of the third party’s software format for the computer display of such images. This royalty will cease in early FY 2007, when the Company introduces a modified version of its software which does not use the third party’s software format for the computer display of the images. The Company also has agreed to pay a royalty to a third party on the worldwide sales of its digital dental sensors, under a license to use certain technology developed and owned by the third party and utilized in the sensor’s operations. The Company is dependant to some degree on this third-party license, and the loss or inability to replace these license could result in increased costs as well as initial delays or reductions in product shipments. The principal technology applied to the construction of the Company’s other products may be considered proprietary.

Research and Development

The amounts spent by the Company during each of the Company’s last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, are as follows:
Year Ended June 30,
2006	2005	2004
$696,700	$435,813	$397,444

The Company conducts research and development activities internally at its Elmsford, New York facility and contracts out certain projects to qualified vendors and external consultants. The Company’s research and development efforts and technologies have been enhanced by business acquisitions completed prior to 2001.

Raw Materials

The Company manufactures, assembles, and services its products at its ISO 9001/2000 (International Standards Organization) certified facility in Elmsford, New York. The Company’s products are manufactured from parts, components and subassemblies obtained from several unaffiliated suppliers and/or fabricated internally at its manufacturing facility. In most cases, the Company does not utilize any unique procedures, nor does it traditionally have difficulties in obtaining raw materials or processes, in the design and manufacture of its products. The Company does own proprietary designs and tooling to produce the digital x-ray sensors, which are in the physical possession of a Company vendor. Although the Company anticipates that an adequate commercial supply of most raw material parts and components will remain available from multiple sources, the loss of the Company’s relationship with a particular supplier could result in some productions delays; however, such a loss is not expected to materially adversely affect the Company’s business, as the proprietary design is reproducible.

Warranties

The Company generally warrants each of its products against defects in materials and workmanship for a period of one to two years from the date of shipment plus any extended warranty period purchased by the customer, and three years for the digital sensors. The need to fulfill warranty claims by the Company’s dealers could have an adverse effect on the Company by requiring additional expenditures for material and/or labor.

Sales, Marketing and Distribution

The Company’s manufactured products are produced domestically and distributed both domestically and internationally to independent dealers and distributors. The Company’s products are marketed under the Company’s own trade names and are distributed through an extensive network of independent medical, dental, and veterinary dealers. These dealers install and service such products. Other products are imported from foreign suppliers and sold in North America.

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

Government Regulation

The Company’s medical and dental products are subject to government regulation in the United States and certain other countries. The United States Food and Drug Administration (“FDA”) regulates the distribution of all equipment used as medical devices. The Company must comply with the procedures and standards established by the FDA and comparable foreign regulatory agencies. The Company believes it has registered all of its applicable medical and dental products with the FDA, and that all of its products and procedures satisfy all the criteria necessary to comply with FDA regulations. The FDA has the right to disapprove the marketing of any medical device that fails to comply with FDA regulations. The Company’s manufacturing facility is ISO 9001/2000 certified. Where applicable, the Company’s products are Conformite’ Europeenne (“CE”) certified for sales within the European Union. Any future changes in existing regulations, or adoption of additional regulations, domestically or internationally, which govern devices such as the Company’s medical and dental products have the potential to have a material adverse effect on the Company’s ability to market its existing products or to market new products.

The Company is also subject to other federal, state, and local laws, regulations and recommendations relating to safe working conditions and manufacturing processes.

International sales of our products are subject to the regulatory agency product registration requirements of each country in which the Company’s products are sold. The regulatory review process varies from country to country. The Company typically relies on its distributors in foreign countries to obtain the required regulatory approvals.

Product Liability Exposure

The Company’s business involves the inherent risk of product liability claims. The Company currently maintains general product liability insurance as well as an umbrella liability policy, which the Company believes are sufficient to protect the Company from any potential risks to which it may be subject. However, there can be no assurances that product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at a reasonable cost. See Item 3. Legal Proceedings, for further discussion of any outstanding product liability claims.

Seasonal Nature

Historically, the Company’s fourth quarter revenues of any fiscal year have been higher than the subsequent first quarter’s revenues. This is due to aggressive fourth quarter marketing, followed by lower customer demand in the first fiscal quarter attributed to summer holidays and traditional foreign business closings during July and August. The Company expects net sales and operating results to continue to reflect this seasonality.

Working Capital Practices

The Company believes its practices regarding inventories, receivables or other items of working capital to be typical for the industry involved. On September 21, 2004, the Company renewed its senior secured credit facility (the “Renewed Revolving Credit Loan”), with its existing senior secured lender, for an additional three-year period. The maximum borrowing permitted under the Renewed Revolving Credit Loan is lower than that under the prior credit facility, based on the Company’s current requirements. However, the Renewed Revolving Credit Loan has more favorable terms, including a lower interest rate and less stringent reporting requirements, than that under the prior credit facility and gives the Company the ability to borrow on a specific amount of foreign accounts receivable. The Renewed Revolving Credit Loan replaced the existing senior credit facility (the “Original Revolving Credit Loan”). The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company’s inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company’s ongoing working capital requirements for the foreseeable future. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 8.25%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances.

As of June 30, 2006, the Company was in compliance with all the terms and conditions of its Renewed Revolving Credit Loan, as amended. In connection with the initial closing of the Original Revolving Credit Loan, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company’s common stock at $.32 per share, subject to adjustment for all subsequent issuances of stock. This warrant expires on September 21, 2006. The Black-Scholes Method was used to value the warrant, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Original Revolving Credit Loan. In August 2006, the lender chose to exercise a portion of the warrant and converted approximately 66,666 shares covered by the warrant into 55,738 shares of common stock in a cashless exercise in a manner as specified in the warrant.

Customers

In the Company’s fiscal years ended June 30, 2006 and 2005 (“Fiscal Years 2006 and 2005”) there were no sales to any one customer, which accounted for 10% or more of the Company’s total consolidated sales. In the Company’s fiscal year ended June 30, 2004 (“Fiscal Year 2004”), sales of dental imaging equipment to Henry Schein Inc., accounted for approximately 11% of the Company’s total consolidated sales. Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time, as the Company seeks new customers.

Backlog Orders

As of June 30, 2006, the Company’s backlog of orders for its products was approximately $1,066,839 as compared to $1,089,500 as of June 30, 2005. All of the orders included in the backlog at June 30, 2006 are scheduled for delivery on or before June 30, 2007. Spare part sales are not included in the Company’s backlog calculations. In the opinion of the Company, fluctuations in the backlog and its size at any given time are not necessarily indicative of intermediate or long-term trends in the Company’s business. Much of the Company’s backlog can be canceled or the delivery dates of orders can be accelerated or extended without penalty. Delivery of capital equipment is frequently subject to changing budget conditions of medical institutions and end user clinical practitioners, which can vary significantly between fiscal periods.

Government Contracts

The Company did not fulfill any significant contracts in Fiscal Years 2006 and 2005 with the United States Government that were material to the Company’s consolidated business. The Company’s policy is to be responsive to all governmental Requests for Quotations (RFQ), which can be fulfilled by items within the scope of the Company’s product lines.

Competition

The Company’s products utilize mechanical, as well as analog and digital electronic, technologies. The Company is subject to both foreign and domestic competition. The competition is characterized by significant investment in research and development of new technologies, products and services. Some competitors are well established in the film processor manufacturing and distribution businesses and may have greater financial, distribution resources and facilities than the Company. With respect to all of its products, the Company competes on the basis of price, features, product quality, applications, engineering, promptness of delivery and customer service. The Company purchases certain products from others for resale on an exclusive or non-exclusive basis, which may be subject to competition from other independent distributors.

The Company also competes in the dental imaging market on the basis of its proprietary and patented technologies. Certain competitors have significant or greater resources and revenues in electronic digital imaging technologies and expertise in software development utilized in dental imaging products.

The market for technology professional services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition not only to persist, but also to increase. Competition may result in price reductions, reduced margins and loss of market share. The market for the Company’s goods and services is rapidly evolving and is subject to continuous technological change. As a result, the Company’s competitors may be better positioned to address these developments or may react more favorably to these changes.

While the Company believes its products are competitive in terms of capabilities, quality and price, increased competition in the marketplace could have an adverse effect on the Company’s business and, recent business mergers and acquisitions may have potentially adversely affect the Company’s business. Many of the Company’s competitors are much larger with significantly greater financial, sales, marketing and other resources than those of the Company. There can be no assurance that these competitors are not currently developing or will attempt to develop new products that are more effective than those of the Company or that might render the Company’s products noncompetitive or obsolete. No assurances can be given that the Company will be able to compete successfully with such competitors in the future.

Environmental

The Company believes it is in compliance with the current laws and regulations governing the protection of the environment and that continued compliance would not have a material adverse effect on the Company or require any material capital expenditures. Compliance with local codes for the installation and operation of the Company’s products is the responsibility of the end user, or the dealer who independently provides installation services. See Item 3, Legal Proceedings, for further discussion of an environmental claim in which the Company is involved.

Employees

As of June 30, 2006, the Company employed 83 people on a full-time basis. The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.

d) Financial Information about Foreign and Domestic Operations and Export Sales

Financial information related to foreign and domestic operations and export sales for the last three fiscal years is as follows:
	FY 2006		FY 2005		FY 2004

Domestic sales	$19,305,971	77%	$18,858,056	82%	$16,733,360	84%
Export and foreign sales	$5,692,301	23%	$4,277,007	18%	$3,099,550	16%

Domestic operating income	$1,036,324		$1,354,617		$1,466,228
Foreign operating loss	-		-		($12,600)

Assets used in the manufacture of export sales are integrated with the other assets of the Company.
The Company liquidated its foreign subsidiary in September 2003.

Item 1A. Risk Factors.

Business Risks

We will be dependent on key management and advisors. Our success is highly dependent on our ability to attract and retain experienced management and industry personnel to supplement our present management team. The loss of the services or advice of any one or more of these persons, whether part of the present management or new hires, could have a material adverse effect on our business. We face considerable competition from other entities in the fields in which we operate and with other entities for qualified personnel, many of which have significantly greater resources than us. We may be unable to offer key employees compensation of the type and quantity that our competitors and other entities can offer. There can be no assurance that we will be able to attract and retain personnel in the future, and the inability to do so could have material adverse effects on us.

We are significantly dependent upon the continued availability of Donald Rabinovitch, our president and co-chief executive officer, David Vozick, our chairman and co-chief executive officer, and Roberto Molteni, our executive vice-president of technology. We currently do not have employment agreements with any of these executive officers. The loss or unavailability to us of any of Messrs. Rabinovitch, Vozick or Molteni for an extended period of time could have a material adverse effect on our business operations and prospects. To the extent that their services would be unavailable to us for any reason, we would be required to procure other personnel to manage and operate us. There can be no assurance that we will be able to locate or employ such qualified personnel on acceptable terms.

We are dependent on our key personnel and ability to recruit, train and retain technology professionals. Our current and planned operations will depend in large part on our ability to identify, hire, train and retain technology professionals and sales and senior management personnel who can provide the technical, strategic, creative, marketing and audience development skills required by our clients and for our financial success. There is a shortage of qualified personnel in these fields and we compete with other companies, both those within the industry in which we operate and those in other industries, for this limited pool of technology professionals and sales and senior management personnel. There is no assurance that we will be able to attract, train, or retain such qualified personnel.

Further, additions of new and departures of existing personnel, particularly in key positions, can be disruptive, which also could have a material adverse effect upon us, the result of which could have a negative impact on our operations and financial results.

We are dependent on a limited number of products and any material decrease in revenues from these products could have a adverse impact on our revenue and financial position. Our revenues primarily are generated from sales of our analog processor products, panoramic and intra-oral x-ray machines and, to a lesser extent, other products, including digital sensors. We can give no assurance that any of these systems and products, or any of the other products which we currently sell, or may sell in the future, will not be rendered obsolete or inferior as a result of technological change, changing customer demands, new product introductions or other developments. There also can be no assurance that our competitors will not succeed in developing or marketing technologies, systems and products that are superior to and/or more commercially attractive than our technologies, systems and products. The rendering obsolete or inferior of our technologies, systems and products could have a material adverse effect on us.

Further, our success will depend in part on our ability to improve and enhance our technologies, systems and products timely in comparison to our competitors. There can be no assurance that we will be able to do so. Our failure to improve and enhance any of our technologies, systems and products in a timely manner could have a material adverse effect on us.

A failure to adapt to technological changes within our industry could have an adverse effect on our operating results. Our success will depend on our ability to keep pace with technological developments of new products and services and our ability to fulfill increasingly sophisticated customer demands. The medical, dental and veterinary imaging equipment and service markets are characterized by rapidly changing technology and frequent introductions of new products, services and product and service enhancements. There can be no assurance that we will be able to provide the products, services and support necessary to remain competitive. If we were to incur delays in sourcing and developing new products and services or enhancements to our current lines of products and services, such delays could have a material adverse effect on our operations and financial results.

We are subject to substantial competition which could adversely affect our operating results. The markets in which we operate are highly competitive with respect to performance, quality and price. We directly compete with local, regional and national manufacturers and distributors of medical, dental and veterinary imaging equipment. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. Some of our competitors have, or may have, greater financial, marketing and other resources than us. As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing to customers, or devote greater resources to the promotion of their products and services than we are capable of accomplishing. There can be no assurance that we will be able to successfully compete in the future with such competitors. The failure to successfully compete could have an adverse effect on our operating results.

The market for technology professional services is intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition not only to persist, but to increase. Competition may result in price reductions, reduced margins and loss of market share. The market for our goods and services is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes. Existing or future competitors may develop or offer strategic services that provide significant technological, creative, performance, price or other advantages over the services that we offer.

Our growth will depend on our ability to continue to develop our brands. We believe that strengthening our brands will be critical to achieving widespread acceptance of our products and services. Promoting and positioning our brands will depend largely on the success of our marketing efforts and ability to provide high quality products and services. In order to promote our brands, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among our customers. Brand promotion activities may not yield increased revenues and, even if they do, any increased revenues may not offset the expenses that we incur in building our brands. If we fail to promote and maintain our brands or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

Our dependence on third party licenses could have adverse effects. We rely on certain software, technology and products that we have licensed from third parties, including software, technologies and products that is integrated with internally developed software and/or used in our products to perform key functions. These third-party licenses may not continue to be available for use on commercially reasonable terms. Also, the licensed software, technologies and products may not be appropriately supported, maintained or enhanced by the licensors such that the license would not continue to provide the necessary commercial benefits to us. In addition, we may not be able to license additional software, technologies and products in the future on terms advantageous to us. The loss of or inability to obtain or replace licenses to, or inability to support, maintain and enhance, any of such licensed software, could result in increased costs, including the expense of internally developing the required software, technologies and products, as well as delays or reductions in product shipments.

We are subject to pricing pressures and variable foreign exchange rates, which could result in lower sales revenues and gross profits. We believe our prices and payment and delivery terms are competitive. However, certain competitors may offer more aggressive pricing and payment terms to customers. We have experienced, and expect to continue to experience pricing pressure, on our products and services due to competitive factors, including industry consolidation. In addition, we have seen a general weakness in the U.S. economy negatively impacting our operating results as dental, medical and veterinary professionals reduced their capital expenditures in response to such general economic weakness. In an attempt to stimulate sales to existing and new customers, we believe, that pricing pressures may increase in the future. Decreasing prices for our products and services would require us to sell a greater number of products and services to achieve the same level of net sales and gross profit.

Seasonality can cause fluctuations in our revenues and operating results. We have seen seasonal variations in our revenues and operating results. Our fourth quarter results for a fiscal year have historically exceeded corresponding revenues and operating results for the first quarter of the following fiscal year. We expect our net sales and operating results to continue to reflect this seasonality. The seasonality of our operating results could result in fluctuations of the market price of our common stock.

We have had and may continue to have fluctuations in our quarterly operating results. Our quarterly operating results have and, in the future, may fluctuate significantly, depending on a variety of factors, many of which are outside of our control. Factors that may affect our quarterly results include:
• the demand for our products and services;
• the size, timing and timely fulfilment of orders for our products and services;
• the level of product, price and service competition;
• changes in average selling prices and product mix, which also could affect our profit margins;
• changes in our sales incentive strategy, as well as sales personnel changes;
• the mix of direct and indirect sales, product returns and rebates;
• federal, state or local government regulation;
• our ability to upgrade and develop our systems and infrastructure to accommodate growth;
• our ability to attract and retain qualified personnel;
• consumer trends;
• the success of our brand building and marketing campaigns;
• capital spending budgets of our customers;
• the timing, size and mix of product and service orders and deliveries; and
• general economic conditions and economic conditions specific to the industries in which we compete.

Our operating expenses and capital expenditures are based in large part on our expectations of future revenues. Therefore, if revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by an unanticipated decline in revenue for a particular quarter because a relatively small amount of our expenses will vary with our revenue in the short term. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below expectations.

We are dependent on third-party distributors and a loss of any of these distributors could adversely affect us. We distribute our products through third-party, independent distributors. Historically, a limited number of distributors have accounted for a significant portion of our overall revenues. In general, these distributors could discontinue marketing our products with little or no notice. Certain distributors also could market products which compete with our products. The loss of or significant reduction in revenues generated through one or more of our distributors could have a material adverse effect on our operating results and financial position.

There are a number of uncertainties associated with international sales that could adversely affect us. In each of our last three fiscal years, sales to customers outside of the United States exceeded 16% of our overall sales. We anticipate that international sales will continue to account for a similar portion of our overall sales revenue. International revenues are subject to a number of uncertainties, including, but not limited to:
• contracts may be difficult to enforce and receivables difficult to collect;
• foreign customers and distributors may require longer payment cycles,
• foreign governments may impose additional withholding taxes or otherwise tax our foreign income, as well as impose tariffs or adopt other restrictions on foreign trade;
• fluctuations in exchange rates may affect product demand;
• United States export licenses may be difficult to obtain; and
• intellectual property rights in foreign countries may be difficult or impossible to enforce.

Moreover, many foreign countries have their own regulatory approval requirements for the sale of our products. As a result, our introduction of new products into international markets could be hindered, costly and/or time-prohibited. There can be no assurance that we will be able to obtain the required regulatory approvals on a timely basis, if at all.

We are subject to the uncertainty of litigation results that could adversely impact our financial position. We are subject to a variety of legal actions relating to our business operations. Recent court decisions, legislative activity and regulatory enforcement may increase our exposure for claims by third-parties, including environmental claims. In some cases, substantial punitive damages may be sought. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance. In addition, insurers may dispute coverage or the amount of insurance may not be sufficient to cover the damages awarded. Further, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. An adverse outcome from a litigation matter could have a material adverse effect on us.

We are subject to regulatory and legislative risks that could adversely affect our operations. We must obtain certain approvals and marketing clearances from governmental authorities, including the federal Food and Drug Administration (the “FDA”) and similar health authorities in foreign countries, to market and sell our products domestically and in such foreign countries. The FDA regulates the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices, as do various foreign authorities in their respective jurisdictions. The FDA also enforces additional regulations regarding the safety of equipment utilizing x-rays. Various states impose similar regulations. Certain of our manufactured and imported products and product components, including our x-ray systems and sensors, are currently regulated by such authorities and certain of our future products will require approval or marketing clearance from such various governmental authorities, including the FDA. In addition, various additional requirements are imposed upon us to make us eligible to sell products to the federal government.

The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A Section 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval may be necessary. This procedure, which must be completed prior to marketing a new medical device, is potentially expensive and time consuming. The procedure may delay or hinder a product’s timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authorities will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect us. In addition, final approval does not assure, in any manner, the success of the approved product.

We also are subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions and manufacturing practices.

International sales of our products are subject to the regulatory agency product registration requirements of each country in which our products are sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. We typically rely upon our distributors in foreign countries to obtain the required regulatory approvals.

The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on our operating results and financial condition.

In addition to legislative and regulatory concerns directly affecting us, our customers operate in the health care industry, which is highly regulated. Both existing and future governmental regulations directed at our customers could adversely impact us indirectly. Further, cost-containment efforts by health maintenance organizations may adversely affect the potential market for our products.

We have product warranty exposure which could adversely affect our operating results and financial condition. We generally warrant each of our products against defects in materials and workmanship for a period of one year from the date of shipment, plus any extended warranty period purchased by the customer and three years for our digital sensors. The need for warranty service could have a material adverse effect on us by, among other things, requiring additional expenditures for parts and personnel, as well as damaging our reputation and goodwill.

There is a potential for product recall and product liability claims. Our products may be subject to recall for unforeseen reasons. In addition, certain applications, including projected applications, of our products entail the risk of product liability claims. Such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. These claims may be made by our customers, distributors or others. Although we have maintained insurance coverage related to product liability claims, no assurance can be given that product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost or that it will be sufficient to cover any claims that may arise. We do not maintain any insurance relating to potential recalls of our products. Costs associated with potential product recalls or product liability claims could have a material adverse effect on us.

Our inability to protect our intellectual property rights could prevent us from selling our products and hinder our financial performance. The technology and designs underlying our products may not be fully protected by patent rights. Our future success is dependent primarily on non-patented trade secrets and on the innovative skills, technological expertise and management abilities of our employees. Even with the patent rights in our products, our technology may not preclude or inhibit competitors from producing products that have identical performance as our products. In addition, we cannot guarantee that any protected trade secret could ultimately be proven valid if challenged. Any such challenge, with or without merit, could be time consuming to defend, result in costly litigation, divert the attention and resources of our management and, if successful, require us to pay monetary damages.

Our products may infringe the intellectual property rights of others which may cause us to incur unexpected costs or prevent us from selling our products. We believe our products do not infringe on the intellectual property rights of others. However, there can be no assurance that infringement claims will not be asserted against us in the future or that, if asserted, any infringement claim will be successfully defended. We also may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert the attention of our management away from running our business and seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial re-engineering. We might not be able to obtain the necessary licenses on acceptable terms or at all and, if we could not obtain such licenses, we might not be able to re-engineer our products successfully or in a timely fashion. If we fail to address any infringement issues timely and successfully, we would be forced to incur significant costs, including damages and potentially satisfying indemnification obligations that we have with our customers, and we could be prevented from selling certain of our products.

Price competition could reduce market share or cause us to reduce prices to retain or recapture market share, which could reduce revenues and margins. Our operations generally face intense competition in all markets. The medical, dental and veterinary imaging industries have historically experienced price competition. This price competition could result in us losing market share in some markets or force us to reduce prices and thereby our profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenues, profit margins and backlog.

Increased advertising or better marketing by our competitors could cause us to lose market share and revenues, or cause us to incur increased costs in order to retain or recapture market share. Extensive advertising or effective marketing by competitors could cause us to lose market share and revenues, or cause us to increase our own marketing costs. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue or to incur costs to vary our own types or mix of products or services in response to such competitive factors.

If we do not respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease. Our future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences of professionals who utilize medical, dental and veterinary imaging equipment. We may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove excessively costly, incorrect or ineffective.

Changes or increases in, or failure to comply with, regulations applicable to our business could increase our costs. The industries in which we compete are subject to extensive regulation and licensing requirements under federal, state and local laws.

Risks Involving Our Common Stock and Corporate Governance

Limited directors’ liability could prevent our shareholders from holding our directors responsible for a lack of care. Our certificate of incorporation provides that our directors will not be held liable to us or our shareholders for monetary damages upon breach of a director’s fiduciary duty, except to the extent otherwise required by law.

There is significant volatility in our stock prices. The market for our common stock is highly volatile. The trading price of our common stock could widely fluctuate in response to, among other things:
• quarterly variations in our operating and financial results;
• announcements of technological innovations or new products by us, our vendors or our competitors;
• changes in prices of our or our competitors’ products and services;
• changes in the product and service mix of our sales;
• changes in our revenue and revenue growth rates as a whole or for individual geographic areas, products, services or product and sales categories;
• unscheduled system interruptions;
• our ability to timely develop, introduce and market new products, as well as enhanced versions of our current products;
• additions or departures of key personnel;
• changes in financial estimates by securities analysts;
• conditions or trends in the medical imaging industries;
• changes in the market valuations of other medical imaging companies;
• developments in governmental regulations of medical imaging products;
• announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
• sales of our common stock or other securities in the open market; and
• other events or factors that may be beyond our control.

Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we conduct our business or relating to us or our competitors could result in an immediate and adverse effect on the market price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many companies which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

We have no history of paying dividends. We have never paid any cash dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future. In addition, our ability to pay dividends to the holders of our common stock is limited under our credit facility with our bank.

We may issue substantial amounts of additional shares of our common stock without shareholder approval, which could dilute the equity interests of our shareholders. We have outstanding an aggregate of 12,401,732 shares of our common stock. We also have 5 million shares of serial preferred stock authorized but unissued, all of which shares are not reserved for specific purposes, and an additional (a) 1,388,400 shares of our common stock issuable upon the exercise of stock options granted or available for grant under our various stock plans and (b) 83,334 shares of our common stock issuable upon exercise of warrants we previously granted and are currently outstanding (including the 50,0000 warrants held by certain of the selling securityholders, the underlying shares for which are being offered pursuant to a registered resale prospectus). All of such shares may be issued without any action or approval by our shareholders. Any shares issued by us in the future would further dilute the percentage ownership held by our shareholders.

Substantial sales of our common stock could adversely affect the market price of our common stock. Sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock by introducing a large number of sellers to the market. This could cause the market price of our common stock to decline.

Our acquisition strategy may result in dilution to our shareholders. Our business strategy to increase our market share in the industries in which we compete includes the possibility of strategic acquisitions of other businesses, technologies and services. We anticipate that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for our then current shareholders. Such stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our shareholders at the time(s) of these stock issuances and financings.

Item 2. Properties

The Company’s sole executive offices and manufacturing facility are located in Elmsford, New York. This facility, which comprises approximately 47,735 square feet, is subject to a lease expiring on December 31, 2009 with a current rental of $525,085 per year, through the lease term, plus increases for real estate taxes, utility costs and common area charges. The Company believes its facility is well maintained, in good operating condition and sufficient to meet the Company’s present and anticipated needs.

Item 3. Legal Proceedings

The Company is a defendant in an environmental claim relating to property in New Jersey owned by the Company between August 1984 and June 1985. This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. The Company maintains that its waste materials are of a general commercial nature. This claim was originally filed in 1998 by the federal government in United States District Court and the State of New Jersey, citing several hundred other third-party defendants. The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved companies, in an alternative dispute resolution (ADR) process for smaller claims. An initial settlement was offered by this group, however, to date, no settlement has been reached. The potential cost to the Company has been assessed at $23,100. The Company has accrued $11,550 in Fiscal year 2006, which represents the Company’s estimate of its potential liability, net of the Company’s insurance carrier’s agreed upon contribution towards a potential settlement. The Company does not expect to receive any further information until a status conference is held in mid-September 2006. The Company cannot, at this time, assess the amount of liability above its accrued amount, if any, that could result from any adverse final outcome of this environmental complaint. The Company’s insurance carrier has agreed to equally share with the Company the defense costs incurred in this environmental claim.

On February 8, 2005 the Company finalized a settlement relating to a separate environmental claim filed in 2001 as a civil complaint by the current owners of the same property owned by the Company between August 1984 and June 1985. This action was filed in the Superior Court of New Jersey, Morris County, and alleged that the Company’s discontinued graphic art camera subsidiary had contaminated a portion of the site during its manufacturing process prior to 1985. The Settlement included a Release and Indemnification as well as a Stipulation of Dismissal with Prejudice. The Company paid $325,000 on February 18, 2005, which represented the Company’s entire liability under this settlement offer, net of the Company’s insurance carrier’s agreed upon contribution towards the total and final settlement.

The Company is a defendant (with several other parties) in a product liability insurance action, which was filed in May 2005 in the Superior Court in Hartford, Connecticut and later transferred to the United States District Court, District of Connecticut. The plaintiff, through their insurance company, claims that the Company’s equipment caused damage to the plaintiff’s premises in May 2003. The complaint seeks approximately $200,000 in compensatory damages. Two additional suits seeking approximately $113,000 in damages were filed in May 2006 in the Superior Court in Hartford, Connecticut as subrogation claims relating to the same incident. The Company maintains that its equipment was not the cause of the incident or the resultant damage. The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

From time to time, the Company is party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 2006.

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s Common Stock, par value $.01 per share, is the only class of the Company’s common equity securities outstanding and is traded on the OTC Bulletin Board (Symbol “AFPC”), maintained by the NASD Inc. The following table, based on information supplied by Commodity Systems Inc., shows the range of the closing high and low bid information for the Company’s Common Stock for each quarterly period during the Company’s last two fiscal years. These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Quarter ended	High Bid	Low Bid
September 30, 2004	1.85	1.21
December 31, 2004	1.51	1.11
March 31, 2005	1.70	1.12
June 30, 2005	2.25	1.40
September 30, 2005	3.10	2.00
December 31, 2005	2.15	1.70
March 31, 2006	2.40	1.75
June 30, 2006	2.75	2.00

The market for the Company’s Common Stock is highly volatile and the trading price of the Common Stock could widely fluctuate in response to numerous factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for the securities of many companies, which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company’s Common Stock.

Holders

As of September 8, 2006 the closing bid price for the Company’s Common Stock, as reported on the OTC Bulletin Board, was $1.85, and there were 317 shareholders of record of the Common Stock. The Company estimates, based on surveys conducted by its transfer agent in connection with the Company’s 2005 Annual Meeting of Shareholders, that there are approximately 1,100 beneficial holders of the Common Stock.

Dividends

No cash dividends have been declared on the Company’s Common Stock to date and the Company anticipates that any earnings will be retained for use in the Company’s business for the foreseeable future. The Company currently is prohibited from paying cash dividends on its Common Stock under the terms and conditions of its Renewed Revolving Credit Loan. The Company currently does not have a set policy with respect to payment of dividends. Any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements and other relevant factors.

Securities authorized for issuance under equity compensation plans

The following table sets forth as of June 30, 2006:
o
the number of shares of the Company’s Common Stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company’s shareholders and those granted under plans, including individual compensation contracts, not approved by the Company’s shareholders (column A),

o	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and
o	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	827,900	$.87	560,500

Equity compensation plan not approved by security holders	0	0	0

Total	827,900	$.87	560,500

(1)	The equity compensation plans approved by the security holders are the Company’s 2004 Equity Incentive Plan and the 1999 Stock Option Plan.

Item 6. Selected Financial Data

	As of and for the Years Ended June 30,
	2006		2005	2004	2003	2002
NET SALES	$24,998,272		$23,135,063	$19,832,910	$18,043,668	$20,086,888
OPERATING INCOME (LOSS)	1,036,324		1,354,617	$1,453,628	$(545)	$391,408
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,005.348		1,899,930	$1,345,467	$(218,338)	$84,002
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (a)	$--		$--	$--	$(1,297,069)	$--

NET INCOME (LOSS)	1,005,348		1,899,930	$1,345,467	$(1,515,407)	$84,002
EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
BASIC	$.10		$.20	$.15	$(.02)	$.01
DILUTED	$.10		$.19	$.14	$(.02)	$.01
NET EARNINGS (LOSS) PER SHARE
BASIC	$.10		$.20	$.15	$(.16)	$.01
DILUTED	$.10		$.19	$.14	$(.16)	$.01

TOTAL ASSETS	$14,340,564		$8,153,396	$6,244,895	$6,043,855	$7,849,510
LONG-TERM DEBT	$--		$--	$222,223	$630,556	$1,180,556
SHAREHOLDERS’ EQUITY	$5,924,746(b	)	$4,662,631	$2,665,396	$1,319,929	$2,822,717
SHAREHOLDERS’ EQUITY PER COMMON SHARE	$.62(b	)	$.50	$.29	$.14	$.30
COMMON SHARES OUTSTANDING, at end of period	12,345,994		9,407,717	9,270,617	9,270,617	9,270,617
CASH DIVIDENDS PER COMMON SHARE	none		none	none	none	none

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

(b)
The amounts for fiscal year 2006 do not include the private placement the Company completed in May 2006. The Company sold a total of 2,777,777shares of its common stock at $1.80 per share to a group of selected investors. The Company filed a registration statement which was declared effective on July 14, 2006. However, if the registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors. Additionally, the Company is required to file amendments to the registration statement as necessary to keep the registration effective for 24 months from the closing date. Accordingly, these proceeds have been classified as temporary equity on the accompanying June 30, 2006 balance sheet, and will be reclassified to shareholder’s equity upon the termination of the 24 month period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Capital Resources and Liquidity

The Company’s working capital increased by approximately $5,631,600 between Fiscal Year 2006 and Fiscal Year 2005. This increase is principally due to the private placement the Company completed in May 2006, whereby the Company sold 2,777,777 shares of stock and raised $4.83 million, net of fees and expenses. Working capital also increased this year from internally generated funds, increases in inventory, with corresponding reductions in the revolver debt, and offset by increases in accounts payable and accrued expenses, and scheduled payments on the subordinated debt. The Company used the current availability from the revolving line of credit to make the required principal payments and, in April 2006, repaid the final subordinated note. In January 2006, the Company completely repaid its borrowings on its revolver debt and did not borrow any additional funds through June 2006.

Operating cash flows were slightly lower in the twelve months ended June 2006 compared to June 2005 due to a lower operating income and the increase in other assets. In the current twelve-month period, the Company repaid approximately $675,000 in subordinated debt and revolver payments and had no outstanding debt as of June 30, 2006.

The Company’s higher sales in Fiscal Year 2006 increased cash collections, and was used to reduce debt whenever possible. A slight increase in customers using national credit cards and wire transfers has expedited the collection process. The Company is continuing to increase its finished goods inventory levels, so as to better satisfy worldwide customer demand. The Company has not changed its payment policies available to its significant vendors, nor revised its payment terms to its customers.

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

With respect to the above described financing, the Company filed a registration statement which was declared effective on July 14, 2006. If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors. Additionally, the Company is required to file amendments to the registration statement as necessary to keep the registration effective for 24 months from the closing date. In accordance with the provisions of EITF Topic D-98, the net proceeds from the private placement are classified as temporary equity on the accompanying June 30, 2006 balance sheet. The financing amount will be reclassified to shareholder’s equity upon the termination of the 24 month period.

Effective March 28, 2006, the Company issued an aggregate of 50,000 warrants to a total of seven designees of an investment banking firm in connection with the Company’s retention of such firm to provide advisory services to the Company as part of the Company’s strategy to increase its market share in the industries in which the Company competes. Each of such warrants entitles its holder to purchase one share of Company common stock at a purchase price of $1.98 per share. The warrants expire on March 27, 2011. The Black-Scholes option pricing method was used to value the warrant.

On September 21, 2004, the Company renewed its senior secured credit facility (the “Renewed Revolving Credit Loan”) with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan replaced the existing senior credit facility (the “Original Revolving Credit Loan”).The maximum borrowing permitted under the Renewed Revolving Credit Loan is lower than that under the prior credit facility, based on the Company’s current requirements. However, the Renewed Revolving Credit Loan has more favorable terms, including a lower interest rate and less stringent reporting requirements, than that under the Original Revolving Credit Loan and gives the Company the ability to borrow on a specific amount of foreign accounts receivable The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company’s inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Company believes that the Renewed Revolving Credit Loan is sufficient to finance the Company’s ongoing working capital requirements for the foreseeable future. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate, currently at 8.25%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, and has certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained by the Company. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of June 30, 2006, there were no amounts outstanding under the Renewed Revolving Credit Loan.

As of June 30, 2006, the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan, as amended.

In connection with the Original Revolving Credit Loan, the Company issued a 5-year warrant to the lender for the purchase of 100,000 shares of the Company’s common stock at $.32 per share, subject to adjustment for all subsequent issuances of stock. This warrant expires on September 21, 2006. The Black-Scholes option pricing method was used to value the warrant, and the stock price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Original Revolving Credit Loan. In August 2006, the lender chose to exercise a portion of the warrant, and converted approximately 66,666 shares covered by the warrant into 55,738 shares of common stock in a cashless exercise in a manner as specified in the warrant.

A subordinated promissory note related to a prior dental company acquisition was repaid in full in April 2006.

The Company’s historical operating cash flows have been positive; however, the Company is dependent upon the Renewed Revolving Credit Loan to finance its ongoing operations. The Company expects its working capital requirements will continue to be financed by operations and from borrowings on the Renewed Revolving Credit Loan. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company’s ongoing working capital requirements for the foreseeable future. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than an unexpected material adverse conclusion to the ongoing environmental litigation case, which are reasonably likely to result in a significant increase or decrease in its liquidity or capital resources within the foreseeable future. As of June 30, 2006, the Company had available $1,845,862 of unused credit under the Renewed Revolving Credit Loan. As of September 8, 2006, the Company had available $1,578,063 of unused credit under the Renewed Revolving Credit Loan. No assurances can be given that the Company will have sufficient cash flow in the long term.

Capital expenditures for Fiscal Year 2006 were approximately $205,100, consisting mainly of several tooling, foundry and test equipment expenditures related to the design, development and production of the new imaging products, costs relating to improvements to the Company’s network, email and voice-mail servers, new computer equipment for the sales personnel, the purchase of a new modular trade show booth for national veterinary exhibitions, the purchase and implementation of a new customer relationship management software module and related hardware, fully integrated within the Company’s ERP computer system, and other appropriate replacements in the normal course of operations. The Company expects to continue to finance any future capital requirements principally from internally generated funds. The total amount of capital expenditures was limited under the Original Revolving Credit Loan, and continues to be limited under the Renewed Revolving Credit Loan. However, such terms can be waived by the senior secured lender when needed. The Company was in compliance with this requirement as of June 30, 2006. Where practical, the Company continues to conserve its cash.

The Company has made a concerted effort during Fiscal Year 2006 to have sufficient quantities of finished goods inventory available so as to be able to quickly fulfill customer demands. That, combined with the anticipated increase in sales levels in Fiscal Year 2007, has resulted in an increase in inventory levels, accounts payable and accrued expenses as at June 30, 2006 compared to the inventory levels, accounts payable, and accrued expenses at June 30, 2005. The Company also prepared for the extended European summer holiday, when foreign vendors usually limit their shipments.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements or interests in so-called special purpose entities.

Results of Operations

The Company’s quarterly operating results may fluctuate depending on a variety of factors, many of which are not in the Company’s control, including but not limited to:
•	Demand for products and services,
•	The level of product, price and service competition,
•	Changes in product mix, which could effect profit margins,
•	Federal, state or local government regulation,
•	Consumer trends,
•	Capital spending budgets of customers,
•	General economic conditions specific to the Company’s industry.

Fiscal 2006 vs. Fiscal 2005

Sales increased approximately $1,863,200 or 8.1%, between Fiscal Year 2005 and Fiscal Year 2006. A significant portion of this increase is attributable to the continued growth of the Company’s digital imaging systems in both the domestic and international dental and veterinarian marketplaces. In the third quarter FY 2006, the Company introduced a mobile digital imaging system specifically designed for the equine marketplace, which accounted for a considerable portion of the increase in sales. Sales of the digital sensor (veterinary and human dental applications) showed a 48% increase in the current twelve-month period. The balance of the increase in sales is mainly attributable to sales of the general-purpose veterinary x-ray systems, introduced in the current fiscal year. There was a 16% decline in intra-oral and panoramic x-ray systems, as intra-oral x-rays are becoming more price-sensitive due to competitive factors. Additionally, there was an 8% decrease in analog processor sales due to the global transition in diagnostic image recording from analog to digital. The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for analog and digital products, resulting in a 33% increase in international sales between the two fiscal years.

Gross profit as a percent of sales decreased slightly (1.4 percentage points) between Fiscal Year 2005 and Fiscal Year 2006. Material costs as a percent of sales increased .8 percentage points, mainly due a slight change in the product mix, with the sale of more distributor goods, which tend to have lower gross margins, offset by processing improvements in some of the manufactured products. Due to the higher sales volumes in the current twelve-month period, labor and overhead costs increased approximately $380,200, including related employee benefits, shipping and transportation costs and other operating costs.

Selling, general, and administrative costs increased approximately $439,300 or 6.1%, between Fiscal Year 2005 and Fiscal Year 2006. This increase is due to several factors, including: (1) the Company began to expense stock options issued, in accordance with SFAS No. 123R, (2) marketing and sales costs increased approximately $437,000 in the current period, due to the Company aggressively pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets (these costs included increased travel costs, attendance at several national and regional clinical exhibitions, additional advertising, and increased operating costs), (3) costs associated with the purchase and implementation of a new customer relationship management software program (CRM), (4) the Company began accruing and funding an employee 401K retirement plan, and (5) an increase in general operating expenses, based on increases sales levels. This increase in costs was partially offset by approximately $300,000 of costs associated with two separate environmental lawsuits and accrued in the prior year’s second quarter.

Research and development costs increased approximately $260,900 or 60%, between Fiscal Year 2005 and Fiscal Year 2006. In June 2005, the Company recruited an Executive Vice-President of Technology in order to implement the Company’s strategic plans for all engineering development focusing on new products in the digital imaging field. The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements. The Company also continues to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting requirements, initiation or completion of certain project tasks, and market demands. Research and development costs are generally expected to continue to increase over the next several years, as part of the Company’s strategy to develop and market additional digital products.

Interest expense, net decreased approximately $90,900 or 73%, between Fiscal Year 2005 and Fiscal Year 2006. In January 2006, the Company repaid the outstanding balance on the Renewed Revolving Credit Loan. A subordinated note was repaid as of December 2004 and another subordinated note was repaid as of April 2006. Interest expense only decreased approximately $52,200 due to significantly less borrowings in Fiscal Year 2006, offset in part by an approximately 2% higher interest rate, which was due to an increase in the prime rate, which is the basis for establishing the interest rate under the Renewed Revolving Credit Loan. The Company recorded approximately $38,700 more in interest income in Fiscal Year 2006 due to the private placement equity raise of $4.8 million, which has been invested in a U.S. Treasury money market fund.

The Company made small federal and state tax payments in March and June 2006 for the twelve months ended June 30, 2006, based on current earnings and over-payments made during Fiscal Year 2005. The small tax benefit recorded as of June 30, 2006 includes federal and state income and capital taxes, and related refunds and credits received. As of June 30, 2006, the Company had a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years; the Company believes it is likely that it will utilize a portion of these prior year net operating loss carry forwards. As of June 30, 2006, the Company had approximately $8.2 million in federal net operating loss carryforwards, and approximately $13.0 million in state net operating loss carryforwards.

Fiscal 2005 vs. Fiscal 2004

Sales increased approximately $3,302,200 or 16.6%, between Fiscal Year 2004 and Fiscal Year 2005. Approximately 57% of this increase is attributable to the continued sales growth of the Company’s digital products in both the domestic and international marketplaces. X-ray sales increased approximately 28% in the current fiscal year, due to the introduction of new products or product enhancements. The balance of the increase in sales is mainly attributable to x-ray processor sales, chemistry and the introduction into the veterinary market of a CR filmless scanner used in conjunction with general radiographic equipment. The Company’s international sales increased 38%, mostly in the dental sector, due to sales of the new products.

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

A deferred income tax benefit of approximately $680,000 resulted from a decrease in the Company’s valuation allowance against its deferred tax asset and was recorded in the third and fourth quarters of Fiscal Year 2005. The deferred tax asset primarily relates to losses reported in prior years. The Company believes it is likely that it will utilize a portion of these prior year net operating loss carry forwards, based on the Company’s recent strong earnings history. As a result, net income for Fiscal Year 2005 was $680,000 ($.07 per diluted share) higher than would have been reported if such tax benefit had not been recorded. The remaining balance of the tax benefit recorded for Fiscal Year 2005, includes federal and state income and capital taxes, and related refunds and credits received. The Company’s income tax benefit for Fiscal Year 2004 primarily reflect certain state capital taxes and Federal alternative tax. The Fiscal Year 2004 tax benefit also reflects the realization of net operating losses previously subject to valuation allowances, which offset federal and state income tax provisions.

Aggregate Contractual Obligations

The Company’s aggregate contractual obligations are as follows:

As of June 30, 2006, the Company did not have any long or short term debt obligations outstanding. The Company does not have any capital lease obligations, purchase obligations, or any other long-term liabilities. The Company’s only material operating lease obligation is a noncancelable lease for office and manufacturing facilities which expires in December 2009. The annual rental payments under the terms of this lease are $525,085 until the end of the lease term.

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

Accounts Receivable
The Company reports accounts receivable net of reserves for doubtful accounts. Credit is extended to distributors on varying terms between 30 and 90 days. Letters of Credit or payment in advance is required for certain foreign sales. The reserve for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and is based upon continual analysis of the accounts receivable aging including credit risk of specific customers, historical trends and other related information. The Company writes off accounts receivable when they become uncollectible. There have been no significant changes in the computation methodology of the reserve for doubtful accounts in the past three years and the Company has not had significant bad debt write-offs in the past few years. The allowance for doubtful accounts is based on the Company’s analysis of aged accounts receivable. Management believes that any potential risk associated with the estimate of reserve for doubtful accounts is therefore limited.

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

In March 2005, the Company began to include an extended warranty with its digital sensors. The Company continues to monitor the rate and costs of claims and review the adequacy of its warranty liability and will make any changes as necessary. If the Company experiences significant increased warranty claims or activity, the warranty reserve will be increased, resulting in decreased gross profit.

Stock-based Compensation
Effective July 1, 2005, the Company began to account for stock based compensation under Financial Accounting Standards Board Statement No. 123R, Share Based Payment. The Company determines the fair value of options based on the Black-Scholes model, which is based on specific assumptions including (1) expected life of the option, (2) risk free interest rates, (3) expected volatility and (4) expected dividend yield.

Approximately $48,000 of stock-based employee compensation cost is included in net income for Fiscal Year 2005, as certain options were granted at an exercise below market value on the date of grant.

Deferred Tax Asset and Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be effected, accordingly, deferred income tax benefits aggregating approximately $680,000 resulting from a decrease in the Company’s valuation allowance against its deferred tax asset were recorded in the third and fourth quarters of Fiscal 2005. Based upon this forecast of future profitability, the Company has maintained this deferred tax asset at $680,000 as of June 30, 2006. The deferred tax asset primarily relates to losses reported in prior years. The Company believes it is likely that they will utilize a portion of these prior year net operating loss carry forwards, based on the Company’s current strong earnings history. In reviewing the valuation allowance, the Company has considered future taxable income and has determined that it is more likely than not that a portion of the deferred tax asset will be realized. Changes in these circumstances, such as an increase or decline in estimated future taxable income would result in a re-valuation of the valuation allowance.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings and cash flows are subject to changes in interest rates (short-term prime based interest rates and was subject to the 12-month LIBOR rate) primarily from its borrowings under its senior and subordinate debt. The Company does not believe that it is materially exposed to changes in interest rates; as at June 30, 2006 there was no debt outstanding. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

The Company’s earnings and cash flows are subject to changes in interest rates associated with U.S. Treasury Notes and U.S. Treasury Bills, primarily from its investments of excess cash. The Company invests this cash in an open-end, diversified U.S. Treasury Money Market Fund, whose investment objective is high current income consistent with the preservation of principal and liquidity. All investments are exclusively in U.S. Treasury obligations which have remaining maturities of 397 days or less and repurchase agreements collateralized by U.S. Treasury obligations. The Company does not believe that they are materially exposed to market rate volatility.

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

Item 8. Financial Statements and Supplementary Data

The information that appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONTENTS
June 30, 2006

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheet	F-2
Statement of Operations	F-3
Statement of Shareholders' Equity	F-4
Statement of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-14

Supplemental Schedule:

Schedule of Valuation and Qualifying Accounts	F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AFP Imaging Corporation

We have audited the accompanying consolidated balance sheets of AFP Imaging Corporation and Subsidiaries (the "Company") as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AFP Imaging Corporation and Subsidiaries as of June 30, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As disclosed in Note 1, the Company changed its method of accounting for stock-based compensation effective July 1, 2005.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 11, 2006

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30,	2006	2005

ASSETS

Current Assets:
Cash and cash equivalents	$5,213,289	$331,009
Accounts receivable, less allowance for doubtful accounts
of $90,000 and $90,000, respectively	2,757,114	2,704,136
Inventories	4,834,510	3,921,383
Prepaid expenses and other current assets	97,189	89,069
Deferred income taxes	680,000	680,000
Total current assets	13,582,102	7,725,597

Property and Equipment, net of accumulated depreciation
of $1,450,484 and $1,234,305, respectively	377,665	388,738

Other Assets	380,797	39,061
Total Assets	$14,340,564	$8,153,396

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$-	$674,585
Accounts payable	2,035,117	1,339,251
Accrued expenses	1,565,174	1,361,514
Total current liabilities	3,600,291	3,375,350

Deferred Rent	71,204	115,415
Total liabilities	3,671,495	3,490,765

Commitments and Contingencies

Common Stock subject to registration rights	4,744,323	-

Shareholders' Equity:
Preferred stock - $.01 par value; authorized 5,000,000 shares, none issued	-	-
Common stock - $.01 par value; authorized 30,000,000 shares, issued and outstanding 12,345,994 shares at June 30, 2006 (including 2,777,777 shares
subject to registration rights) and 9,407,717 shares at June 30, 2005	95,682	94,077
Common stock warrants	110,931	19,800
Paid-in capital	11,805,852	11,641,821
Accumulated deficit	(6,087,719)	(7,093,067)
Total shareholders' equity	5,924,746	4,662,631
Total Liabilities and Shareholders' Equity	$14,340,564	$8,153,396

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

Years ended June 30,	2006	2005	2004

Net sales	$24,998,272	$23,135,063	$19,832,910

Cost of sales	15,670,428	14,189,096	12,178,072

Gross profit	9,327,844	8,945,967	7,654,838

Selling, general and administrative expenses	7,594,820	7,155,537	5,803,766

Research and development expenses	696,700	435,813	397,444

Operating income	1,036,324	1,354,617	1,453,628

Interest expense, net of interest income	34,457	125,358	157,015

Income before benefit for
income taxes	1,001,867	1,229,259	1,296,613

Benefit for income taxes	(3,481)	(670,671)	(48,854)
Net income	$1,005,348	$1,899,930	$1,345,467

Net income per common share:
Basic	$.10	$.20	$.15
Diluted	$.10	$.19	$.14

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Years ended June 30, 2004, 2005 and 2006

		Common
	Common	Stock	Paid-in	Accumulated
	Stock	Warrants	Capital	Deficit	Total

Balance June 30, 2003	$92,710	$19,800	$11,545,883	$(10,338,464)	$1,319,929

Net income	-	-	-	1,345,467	1,345,467

Balance June 30, 2004	92,710	19,800	11,545,883	(8,992,997)	2,665,396

Issuance of 137,100 shares of common stock	1,367	-	47,938	-	49,305
in connection with the exercise of stock options
Issuance of 100,000 stock options below	-	-	48,000	-	48,000
market price
Net income	-	-	-	1,899,930	1,899,930
Balance June 30, 2005	94,077	19,800	11,641,821	(7,093,067)	4,662,631

Issuance of 2,777,777 shares of common stock	27,778	-	4,972,222	-	5,000,000
Fees associated with the issuance of common stock	-	-	(255,677)	-	(255,677)
Reclassification of common stock subject to
registration rights	(27,778)	-	(4,716,545)	-	(4,744,323)
Issuance of 160,500 shares of common stock
in connection with the exercise of stock options	1,605	-	81,633	-	83,238
Issuance of common stock warrants	-	91,131	-	-	91,131
Stock based compensation expense	-	-	82,398	-	82,398
Net income	-	-	-	1,005,348	1,005,348
Balance June 30, 2006	$95,682	$110,931	$11,805,852	$(6,087,719)	$5,924,746

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended June 30,	2006	2005	2004

Cash flows from operating activities:
Net income	$1,005,348	$1,899,930	$1,345,467
Adjustments to reconcile net income to net
cash provided by operating activities:
Issuance of stock options below market price	-	48,000	-
Depreciation and amortization	224,939	218,682	159,823
Loss on disposal of property and equipment	-	-	11,685
Provision for losses on accounts receivable	16,245	38,454	5,989
Deferred income taxes	-	(680,000)	-
Non-cash compensation expense	82,398	-	-
Change in assets and liabilities:
(Increase) in accounts receivable	(69,223)	(238,830)	(260,268)
(Increase) in inventories	(913,127)	(1,217,374)	(222,005)
(Increase) decrease in prepaid expenses and other
current assets	(8,120)	178,311	(168,288)
(Increase) decrease in other assets	(259,365)	(31,747)	53,391
Increase in accounts payable	695,866	416,752	6,171
Increase (decrease) in accrued expenses	203,660	513,591	(78,819)
(Decrease) Increase in deferred rent	(44,211)	(20,345)	27,389
Net cash provided by operating activities	934,410	1,125,424	880,535

Cash flows from investing activities:
Purchases of property and equipment	(205,106)	(176,981)	(107,512)

Cash flows from financing activities:
Issuance of common stock	5,000,000	-	-
Payment of fees associated with issuance of common stock	(255,677)	-	-
Repayments of debt	(674,585)	(998,732)	(1,099,168)
Exercise of common stock options	83,238	49,305	-
Net cash provided by (used in) financing activities	4,152,976	(949,427)	(1,099,168)

Net increase (decrease) in cash and cash equivalents	4,882,280	(984)	(326,145)

Cash and cash equivalents at beginning of year	331,009	331,993	658,138
Cash and cash equivalents at end of year	$5,213,289	$331,009	$331,993

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$81,468	$132,441	$161,266
Income taxes	$10,329	$24,701	$13,528

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

AFP Imaging Corporation, together with its subsidiaries (the "Company"), was organized on September 20, 1978 under the laws of the State of New York. The Company is engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing and/or producing dental, veterinary and medical diagnostic images through digital imaging technologies as well as the chemical processing of photosensitive materials. These products are used by medical, dental, veterinary and industrial professionals. The Company's products are distributed to worldwide markets, under various brand names, through a network of independent and unaffiliated dealers.

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

Machinery and equipment are depreciated using straight-line and accelerated methods over their estimated useful lives, ranging from three to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Research and development costs are charged to expense as incurred. These costs are incurred in connection with the design and development of the Company's products.

Advertising costs, included in selling, general and administrative costs, are charged to expense as incurred and were approximately $287,600, $185,300 and $102,600 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified prospective method without restatement of the periods prior to the adoption date, as described in SFAS 123R. The share based compensation cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under prior literature.

As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005. Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated. For the twelve months ended June 30, 2006, non-cash stock based compensation expense related to stock option awards (“Stock Option Expense”) was $82,398, and has been included in selling, general and administrative expenses. The compensation expense did not result in a tax benefit as a result of the valuation allowance applied to the related deferred tax asset. For the twelve months ended June 30, 2005, and June 30, 2004, had the Company adopted the fair value based method of accounting for stock-based compensation under the provisions of SFAS 123R, Stock Option Expense would have been $151,884 and $231,815, respectively, and the effect on the Company’s net income and net income per share would approximate the pro forma amounts shown in the following table:

June 30,	2005	2004
Net income as reported	$1,899,930	$1,345,467
Deduct:
Stock compensation expense
determined under fair-value-based
method for all awards	(151,884)	(231,815)
Pro forma net income (loss)	$1,748,046	$1,113,652
Basic net income per share, as reported	$.20	$.15
Basic net income per share, pro forma	$.19	$.13
Diluted net income per share, as reported	$.18	$.14
Diluted net income per share, pro forma	$.18	$.12

The Company did not have any foreign operations for the fiscal years ended June 2006, 2005 and 2004. Any transaction gains or losses resulting from payments to foreign vendors are included in net income.

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

The Company’s basic net income per common share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and common share equivalents outstanding when conversion would cause dilution. Common share equivalents include (1) outstanding stock options and (2) outstanding warrants.

Basic and diluted income per common share for the fiscal years ended 2006, 2005 and 2004 is presented below:

June 30,	2006	2005	2004
Net income	$1,005,348	$1,899,930	$1,345,467
Weighted-average common shares outstanding - Basic	10,009,958	9,380,855	9,270,617

Basic Net income per share	$.10	$.20	$.15

Weighted-average common shares outstanding - Diluted
Basic shares	10,009,958	9,380,855	9,270,617
Dilutive effect of stock options	416,417	426,758	318,732
Dilutive effect of warrants	86,864	78,049	42,839
Weighted-average common shares
outstanding - diluted	10,513,239	9,885,662	9,632,188
Diluted Net income per share	$.10	$.19	$.14

The diluted income per common share computation reflects the effect of common shares contingently issuable upon the exercise of warrants and options in periods in which conversion would cause dilution. The diluted weighted-average number of shares outstanding for the years ended June 30, 2006, 2005 and 2004 does not include the potential exercise of 10,000, 18,000 and 81,000 stock options, respectively, as such amounts were antidilutive.

On May 2, 2006, the Company issued 2,777,777 shares of its common stock in a private placement to selected institutional and other accredited investors. The offering price was at $1.80 per share. In conjunction with the private placement, the Company has granted the investors certain registration rights with respect to the resale of the shares acquired. No warrants were issued to the investors in this private placement. The Company incurred fees of approximately $256,000 including all placement fees and related legal and accounting expenses. The Company intends to use the net proceeds for working capital, new product development, general corporate purposes, and possibly for strategic acquisitions in the medical, dental and/or veterinary equipment markets. There is no material, definitive commitments or arrangements with respect to any of the net proceeds of the private placement.

With respect to the above described financing, the Company filed a registration statement which was declared effective on July 14, 2006. If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors. Additionally, the Company is required to file amendments to the registration statement as necessary to keep the registration effective for 24 months from the closing date. In accordance with the provisions of EITF Topic D-98, the net proceeds from the private placement are classified as temporary equity on the accompanying June 30, 2006 balance sheet. The financing amount will be reclassified to shareholder’s equity upon the termination of the 24 month period.

On March 28, 2006, the Company issued an aggregate of 50,000 warrants to designees of an investment banking firm. Each warrant entitles the holder to purchase one share of common stock at a purchase price of $1.98, the closing stock price on March 28, 2006. The warrants are for five years and the Black-Scholes method was used to value these warrants.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Previously, most changes in accounting principle were recognized by including in net income of the period of the change, the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The Company will adopt SFAS No. 154, beginning July 1, 2006, if applicable.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). This statement improves financial reporting by allowing fair value measurement for hybrid financial instruments that contain an embedded derivative as well as clarifying certain points of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS No. 156”). This statement requires that all separately recognized servicing assets and liabilities be initially measured at fair value if practicable and clarifies certain points of SFAS140. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006. The Company does not believe that SFAS Nos. 155 and 156 will have any material effect on the Company’s financial statements or results of operations..

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	INVENTORIES:

Inventories, net of reserves, consist of the following:

June 30	2006	2005
Raw materials and subcomponent parts	$1,984,979	$1,721,165
Work-in-process and finished goods	2,849,531	2,200,218
	$4,834,510	$3,921,383

Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control and maintain the movement of all inventory components.

3.	PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

June 30,	2006	2005
Leasehold improvements	$239,277	$237,396
Machinery and equipment	1,588,872	1,385,647
	1,828,149	1,623,043
Less accumulated depreciation and amortization	(1,450,484)	(1,234,305)
Property and equipment, net	$377,665	$388,738

Depreciation and amortization was $216,179, $176,514 and $159,823 for the years ended June 30, 2006, 2005 and 2004, respectively.

The Company retired $56,749 and $639,665 of assets during fiscal years 2005 and 2004, respectively, and did not retire any assets during fiscal year 2006.

4.	DEBT:

On September 21, 2004, the Company renewed its senior secured credit facility (the "Renewed Revolving Credit Loan") for an additional three-year period. The Renewed Revolving Credit Loan replaced the existing senior credit facility (the “Original Revolving Credit Loan”). The maximum borrowing permitted under the Renewed Revolving Credit Loan is lower than that under the prior credit facility, based on the Company’s current requirements. However, the Renewed Revolving Credit Loan has more favorable terms, including a lower interest rate, and less stringent reporting requirements, than that under the Original Revolving Credit Loan, and gives the Company the ability to borrow on specific amounts of foreign accounts receivable. The Renewed Revolving Credit Loan consists of a $2,500,000 revolving line of credit, which is secured by all of the Company's inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of prime plus 1.375%, (8.25% at June 30, 2006), a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan requires that certain financial ratios and net worth amounts be maintained by the Company, and prohibits the paying of dividends. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances.

As of June 30, 2006, the Company was in compliance with all terms and conditions of the Renewed Revolving Credit Loan.

In connection with the original facility, the Company issued a five-year warrant to the lender for the purchase of 100,000 shares of the Company's common stock at $0.32 per share, subject to an adjustment for all subsequent issuances of stock. The Black-Scholes option pricing model was used to value the warrant, and the stock purchase price was based on the stock price the day prior to closing, plus 10%, as stipulated in the Loan and Security Agreement for the Original Revolving Credit Loan. In August 2006, the lender chose to exercise a portion of the warrant, and converted approximately 66,666 shares covered by the warrant into 55,738 shares of common stock in a cashless exercise in a manner as specified in the warrant.

As of June 30, 2006 and 2005, debt consisted of the following:

June 30	2006	2005
Renewed Revolving Credit Loan	$-	$452,363
Nystrom subordinated note payable (a)	-	222,222
	-	674,585
Less current portion	-	(674,585)
Total long-term debt	$-	$-

(a)
This note payable consisted of an $800,000 promissory note to ACG Nystromgruppen AB ("Nystrom"), the former parent of a Swedish dental company. Under the terms of this note, as amended, interest only was paid quarterly for the first three years, followed by 36 equal monthly installments of $22,222 plus interest on the unpaid balance, which began in May 2003. The Nystrom promissory note had an interest rate reset annually based on the LIBOR plus 2%. This note was repaid in full as of April 2006.

At June 30, 2006, the Company had available $1,845,862 of unused lines of credit under the Renewed Revolving Credit Loan.

Due to the short-term nature of all of the debt as well as borrowing rates currently available to the Company, the fair market value of all of the Company's debt approximated its carrying value.

5.	ACCRUED EXPENSES:

As of June 30, 2006 and 2005, accrued expenses consisted of the following:

June 30	2006	2005
Accrued environmental claim (see Note 9)	$11,550	$75,000
Accrued payroll expenses	545,487	585,094
Accrued amounts due vendors for in-transit inventory	433,639	405,951
Customer deposits	175,687	-
Accrued expenses - other (none in excess of 5% of current liabilities)	398,811	295,469
	$1,565,174	$1,361,514

6.	COMMON STOCK OPTIONS:

The Company has two employee incentive stock option plans under which approximately 1,100,000 shares of Company common stock were originally authorized and available for issuance. Most options that are granted under the plans are fully vested when granted. Under the terms of these plans, options to purchase common stock of the Company may be granted at not less than 85% of the fair market value of the stock on the date of grant, 100% of the fair market value in the case of incentive stock options qualifying under Section 422A of the Internal Revenue Code (“ISOs”), or 110% of the fair market value of ISOs granted to persons owning more than 10% of the outstanding stock of the Company. As of June 30, 2006, all of the outstanding stock options issued by the Company were fully vested.

As described in Note 1, effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified prospective method without restatement of the periods prior to the adoption date. As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005. Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated. See Note 1, for the effect on the Company’s net income and net income per share amount for the years ended June 30, 2005 and 2004, had Stock Option Expense been determined in accordance with FAS 123.

The fair value of each option granted under the Company’s incentive stock plans during the twelve months ended June 30, 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing method. Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of Company common stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on Company common stock and (d) risk free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices. The expected dividend yield is zero as the Company has never paid dividends, does not currently anticipate paying any dividends in the foreseeable future and is restricted from paying dividends under the terms of its senior secured debt. The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during the twelve months ended June 30, 2006, 2005 and 2004.

	2006	2005	2004
Expected volatility	151% - 155%	80%	79%
Expected lives from grant date	10 years	10 years	5 - 10 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.19% - 5.07%	3.09% - 4.29%	4.17% - 4.79%

Stock options to purchase an aggregate 10,000 shares of Company common stock were granted to the Company’s outside Board of Director members in each of the three-month periods ended September 30, 2005, December 31, 2005, March 31, 2006, and June 30, 2006, in accordance with the Company’s policy for non-employee director compensation.

Transactions under the plans for fiscal 2006, 2005 and 2004 are as follows:

Year ended June 30	2006		2005		2004
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of fiscal year	948,400	$.76	1,008,500	$.57	945,000	$.42
Exercised	(160,500)	.52	(137,100)	.36	0	-
Granted	40,000	2.14	140,000	1.53	259,500	1.13
Forfeited	0	-	(6,000)	.96	(155,000)	.49
Expired	0	-	(57,000)	.31	(41,000)	1.00
Outstanding, end of fiscal year	827,900	$.87	948,400	$.76	1,008,500	$.57
Exercisable at June 30	827,900	-	948,400	-	708,500	-
Weighted-average fair value of options granted during years ended June 30	$2.11	-	$1.09	-	$.89	-

The aggregate intrinsic value of the outstanding options, which are all currently exercisable, amounted to $1,183,812 at June 30, 2006. The intrinsic value of options exercised during the twelve months ended June 30, 2006 amounted to $282,738.

At June 30, 2006, stock option information is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Exercisable at June 30, 2006	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at June 30, 2006	Weighted- average Exercise Price
$ .11 - $ .50	396,000	3.67	$.30	396,000	$.30
$ .53 - $ .81	25,500	3.94	.61	25,500.61
$1.06 - $1.75	348,400	8.24	1.33	348,400	1.33
$2.00 - $2.26	58,000	5.38	1.76	58,000	1.76
	827,900	5.72	$.87	827,900	$.87

7.	INCOME TAXES:

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. As of June 30, 2006, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that the Company will utilize these prior year net operating loss carry forwards. The tax benefit recorded as of June 30, 2006 includes state income and capital taxes, and related refunds and credits received. Should circumstance change and the Company determine that it will not be able to utilize its net operating loss carryforward, such as a decline in future taxable income, the Company will reevaluate its valuation allowance.

Net operating loss carryforwards ("NOLs") amounting to approximately $7,389,000 in federal NOLs and $12,134,880 in state NOLs at June 30, 2006, will expire beginning in 2010. The NOLs are subject to review by the Internal Revenue Service. Future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOLs available for use in any one year. The Company recorded the above valuation reserve, based on management's conclusion that it is more likely than not that future operations will not generate sufficient taxable income to realize the entire deferred tax assets during the carryforward period for these tax attributes.

The income before benefit for income taxes is comprised of the following:

June 30	2006	2005	2004
United States	$1,001,867	$1,229,259	$1,309,213
Foreign	-	-	(12,600)
Total	$1,001,867	$1,229,259	$1,296,613

The benefit for income taxes is comprised of the following:

June 30	2006	2005	2004
Current
Federal	$(1,919)	$11,775	$20,000
State	(1,562)	(2,446)	13,530
Deferred	-	(680,000)	-
Adjustment to income tax liability accounts	-	-	(82,384)
Total	$(3,481)	$(670,671)	$(48,854)

The difference between the provision for income taxes at the effective federal statutory rates and the amounts provided in the consolidated financial statements is summarized as follows:

June 30,	2006	2005	2004
Tax provision at federal statutory rates	$340,635	$417,948	$440,848
Increase (decrease) in tax provision resulting from:
State income tax provision (benefit)	(1,562)	(2,446)	13,530
Adjustment to income tax liability accounts	-	-	(82,384)
Decrease in valuation allowance	-	(680,000)	-
Utilization of federal operating loss carryforwards	(342,554)	(406,173)	(420,848)
Benefit for income taxes	$(3,481)	$(670,671)	$(48,854)

The items that comprise the deferred tax balance are as follows:

June 30,	2006	2005
Depreciation and amortization	$22,736	$41,352
Accrued liabilities and reserves not currently deductible	174,292	187,725
Inventory	134,082	128,000
Net operating loss carryforwards and tax credits	3,270,318	3,694,936
	3,601,428	4,052,013
Deferred tax asset valuation reserve	(2,921,428)	(3,372,013)
Tax asset recognized on balance sheet	$680,000	$680,000

8.	PROFIT-SHARING PLAN:

The Company maintains a defined contribution profit-sharing plan and trust pursuant to which participants receive certain benefits upon retirement, death, disability and, to a limited extent, upon termination of employment for other reasons. In fiscal 2006, the Company established a Safe Harbor 401(k) defined contribution plan pursuant to which all eligible participants can make contributions. In addition, the Company is required to make either a specified matching contribution or a 3% contribution to all participants. Allocation among participants' interests, including officers and directors who are employees, is in accordance with IRS regulations for both of these plans.

The aggregate amount contributed to each of these plans by the Company each fiscal year is determined by the board of directors following a review of the profits of such fiscal year. For the year ended June 30, 2006, the Company contributed $126,716 towards the Safe Harbor 401(k). The profit sharing plan requires no minimum contribution by the Company. The Company made a contribution of $63,550 and $60,000 for the years ended June 30, 2005 and 2004, respectively towards the profit sharing plan.

9.	COMMITMENTS AND CONTINGENCIES:

The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985. This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. The Company maintains that its waste materials were of a general commercial nature. This claim was originally filed in 1998 by the federal government in United States District Court and the State of New Jersey, citing several hundred other third-party defendants. The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved defendants in an alternative dispute resolution (ADR) process for smaller claims. An initial settlement amount was offered by this group, however, to date, no settlement has been reached. The potential cost to the Company based on this settlement offer has been assessed at $23,100. The Company has accrued $11,550 in Fiscal Year 2006, which represents the Company’s estimate of its potential liability, net of the Company’s insurance carrier’s agreed-upon contribution towards a potential settlement. The Company does not expect to receive any further information until a status conference is held, which is scheduled for mid-September 2006. The Company cannot, at this time, assess the amount of liability that could result from any adverse final outcome of this environmental complaint. The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in this environmental claim.

On February 8, 2005, the Company finalized a settlement relating to a separate environmental claim filed in 2001 as a civil complaint brought by the current owners of the same property owned by the Company between August 1984 and June 1985. This action was filed in the Superior Court of New Jersey, Morris County, and alleged that the Company’s discontinued graphic art camera subsidiary had contaminated a portion of the site during its manufacturing process prior to 1985. The settlement included a release and indemnification as well as a stipulation of dismissal with prejudice. The Company paid $325,000 on February 18, 2005, which represented the Company’s entire liability under the settlement agreement, net of the Company’s insurance carrier’s contribution towards the total and final settlement.

The Company is a defendant (with several other parties) in a product liability insurance action, which was filed in May 2005 in the Superior Court in Hartford, Connecticut and later transferred to the United States District Court, District of Connecticut. The plaintiff, through their insurance company, claims that the Company’s equipment caused a fire on the plaintiff’s premises in May 2003. The complaint seeks approximately $200,000 in compensatory damages. Two additional suits seeking approximately $113,000 in damages were filed in May 2006 in the Superior Court in Hartford, Connecticut as subrogation claims relating to the same incident. The Company maintains that its equipment was not the cause of the incident or the resultant damage. The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

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

The Company has a noncancelable operating lease, as amended in March 2004, for office and manufacturing facilities expiring in fiscal year 2010. Minimum annual rental payments under this lease are as follows:

Year ending June 30,
2007	$525,085
2008	525,085
2009	525,085
2010	262,543
$1,837,798

The lease provides for rent abatements and scheduled increases in base rent. Rent expense is charged to operations ratably over the term of the lease resulting in deferred rent payable, which represents cumulative rent expense charged to operations from inception of this lease in excess of required lease payments. Rent expense was approximately $505,000 for each of the years ended June 30, 2006, 2005 and 2004, respectively.

10.	SEGMENT INFORMATION:

As of June 30, 2006 and 2005, the Company had only one business segment, medical/dental. Medical/dental segment operations are conducted under the Dent-X and AFP trade names and consists of the design, development, manufacturing and marketing of medical and dental imaging systems and all related accessories.

Geographical financial information for the years ended June 30, 2006, 2005 and 2004 is as follows:

June 30,	2006	2005	2004
Sales:
United States	$19,306,971	$18,858,056	$16,733,360
Domestic export sales	5,691,301	4,277,007	3,099,550
	$24,998,272	$23,135,063	$19,832,910
Net Income (loss)
United States	$1,005,348	$1,899,930	$1,358,067
Europe	-	-	(12,600)
	$1,005,348	$1,899,930	$1,345,467
Identifiable assets:
United States	$14,340,564	$8,153,396	$6,244,895
Europe	-	-	-
Total	$14,340,564	$8,153,396	$6,244,895

During the years ended June 30, 2006 and 2005, no one customer aggregated over 10% of consolidated net sales. During the year ended June 30, 2004, one customer aggregated approximately 11% of consolidated net sales.

11.	QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized, unaudited quarterly financial data for fiscal 2006 and 2005 are as follows:

June 30, 2006
	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net Sales	$5,130,114	$6,359,879	$7,173,942	$6,334,337	$24,998,272
Gross profit	1,847,518	2,552,390	2,692,506	2,235,430	9,327,844
Net Income (loss)	(109,896)	310,256	490,621	314,367	1,005,348
Net income (loss) per common share
Basic	$(.01)	$.03	$.05	$.03
Diluted	$(.01)	$.03	$.05	$.03
June 30, 2005
	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net Sales	$4,655,471	$6,082,235	$6,240,931	$6,156,426	$23,135,063
Gross profit	1,747,792	2,469,926	2,475,788	2,252,461	8,945,967
Net Income (loss)	(71,612)	457,024	998,599	515,919	1,899,930
Net income (loss) per common share
Basic	$(.01)	$.05	$.11	$.05
Diluted	$(.01)	$.05	$.10	$.05

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2006, 2005 and 2004

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Year	Expenses	Deductions (A)	Year

June 30, 2006
Allowance for doubtful accounts and sales
returns	$90,000	$20,245	$(20,245)	$90,000

June 30, 2005
Allowance for doubtful accounts and sales
returns	95,000	38,454	(43,454)	90,000

June 30, 2004
Allowance for doubtful accounts and sales
returns	95,200	5,989	(6,189)	95,000

(A) Deductions consist of write-offs of uncollectible accounts.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

None

Item 9A. Controls and Procedures

An evaluation was performed as of June 30, 2006, under the supervision and with the participation of the Company’s management, including its co-chief executive officers and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal control subsequent to June 30, 2006.

Item 9B. Other Information

Not applicable.

Part III

The information required in items 10, 11,12, 13, and 14 are hereby incorporated by reference from the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, tentatively scheduled for December 11, 2006, to be filed with the SEC on or prior to October 28, 2006.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements.
The financial statements and schedules listed in Item 8 are filed as a part of this Annual Report on Form 10K.
(b) Exhibits.

 The following exhibits are filed pursuant to Item 601 of Regulation S-K. The numbers set forth below opposite the description of each exhibit correspond to the Exhibit Table of Item 601 of  Regulation S-K.

2.	(a) -- Stock Purchase Agreement between ACG Nystromgruppen AB and AFP Imaging Corporation, dated April 17, 1997. (6)
(b) -- Asset Purchase Agreement between AFP Imaging and ProDen Systems, Inc., dated December 24, 1997. (7).
(c) --Promissory Note between ProDen Systems, Inc. and AFP Imaging Corporation, dated August 10, 1999. (8)
(d) -- Amended Promissory Note between ACG Nystromgruppen AB and AFP Imaging Corporation, dated August 11, 1999. (8)

3.	(a) -- Certificate of Incorporation of Registrant, as amended. (1)
(b) -- Restated Certificate of Incorporation of Registrant. (15)
(c) -- Certificate of Amendment to Certificate of Incorporation of Registrant. (4)
(d) -- Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of the State of New York on October 12, 1995. (5)
(e) - Revised By-Laws of Registrant, issued December 2004. (14)

4.	(a) -- Specimen of Common Stock Certificates. (1)
(b) -- Common Stock Purchase Warrant issued to Keltic Financial Partners LP. (9)
(c) -- Common Stock Purchase Warrant issued to designees of an investment banking firm in March 2006. (18), (20)
(d) - Form of Subscription Agreement utilized in a private placement of common stock, effective May 2006. (19), (20)

10.	(a) -- Health and Medical Reimbursement Plan. (1)
(b) -- Lease Agreement dated September 1, 1985, for premises at 250 Clearbrook Road, Elmsford, NY. (3)
(c) -- Profit Sharing Plan of the Registrant, as supplemented. (1)
(d) -- Registrants’ 1999 Incentive Stock Option Plan. (8), (16)
(e) -- Registrant’s 2004 Equity Incentive Plan. (13), (17)
(f) -- Mediation Resolution Agreement dated August 10, 1999. (8)
(g) -- Keltic Financial Partners LP Loan and Security Agreement. (9)
(h) -- Keltic Financial Partners LP Revolving Note. (9)
(i) -- Keltic Financial Partners LP Fifth Amendment to Loan and Security Agreement. (12)
(j) -- Keltic Financial Partners LP Restated Revolving Note (12)
(k) -- Contract for Sale of Business Assets between AFP Imaging and Amergraph Corporation, dated July 30, 2001. (9)

11.-- Statement re computation per share earnings. (2)

14. - Code of Ethics. (11)

16 (a) -- Change in Certifying Accountant (October 3, 2003). (10)

21.-- Subsidiaries of the Registrant.

23.1 -- Consent of Goldstein Golub Kessler LLP

31.1, 31.2, 31.3 - Certifications pursuant to Exchange Act Rule 13a-14 (a).

32.1, 32.2, 32.3 - Certifications pursuant to Section 1350 of the Sarbanes - Oxley Act of 2002.

(1) Incorporated by reference from the exhibits filed with Registration Statement file #2-G8980 of the Company, as amended, on file with the Securities and Exchange Commission.

(2) See Note 1 to “Notes to Financial Statements”.

(3) Incorporated by reference from the Exhibits filed with Registrant’s Current Report on Form 8-K, dated July 31, 1995.

(4) Incorporated by reference from the Exhibits filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(5) Incorporated by reference from the Exhibits filed with Registrant’s Current report on Form 8-K, dated October 12, 1995.

(6) Incorporated by reference from the Exhibits filed with the Registrant’s Current Report on Form 8-K, dated May 1, 1997.

(7) Incorporated by reference from the Exhibits filed with Registrant’s Current Report on Form 8-K, dated January 8, 1998.

(8) Incorporated by reference from the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(9) Incorporated by reference from the Exhibits filed with the Registrant’s Annual Report on Form 10K for the fiscal year ended June 30, 2001.

(10) Incorporated by reference from the Exhibits filed with the Registrant’s Current Report on Form 8-K, dated October 3, 2003.

(11) Incorporated by reference from the Exhibits filed with the Registrant’s Quarterly Report on Form 10Q for the six months ended December 31, 2003

(12) Incorporated by reference from the Exhibits filed with the Registrant’s Annual Report on Form 10K for the fiscal year ended June 30, 2004.

(13) Incorporated by reference from the Exhibits filed with the Registrant’s Current Report on Form 8-K, dated October 8, 2004.

(14) Incorporated by reference from the Exhibits filed with the Registrant’s Current Report on Form 8-K, dated December 10, 2004.

(15) Incorporated by reference from the Exhibits filed with the Registrant’s Quarterly Report on Form 10Q for the six months ended December 31, 2004.

(16) Incorporated by reference from the Form S-8, Registration Statement Under the Securities Act of 1933, filed October 12, 2005.

(17) Incorporated by reference from the Form S-8, Registration Statement Under the Securities Act of 1933, filed November 17, 2005.

(18) Incorporated by reference from the Exhibits filed with the Registrant’s Quarterly Report on Form 10Q for the nine months ended March 31, 2006.

(19) Incorporated by reference from the Exhibits filed with the Registrant’s Current Report on Form 8-K, dated May 2, 2006

(20) Incorporated by reference from the Form S-1, Registration Statement Under the Securities Act of 1933, filed June 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFP IMAGING CORPORATION

By: __________/s/_________________
Elise Nissen, Chief Financial Officer
Date: September 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: _____________/s/___________
Donald Rabinovitch, President & Director
(Principal Executive Officer)
Date: September 15, 2006

By: ____________/s/_____________
David Vozick, Chairman of the Board,
Secretary and Treasurer
Date: September 15, 2006

By: __________/s/_______________
Robert Blatt, Director
Date: September 15, 2006

By: _________ /s/________________
Jack Becker, Director
Date: September 15, 2006

By: _________ /s/________________
Elise Nissen, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: September 15, 2006