Form 10-Q
period 2006-09-30
AFP IMAGING CORP
filed 2006-11-14
CIK 319126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2006

Commission File Number 0-10832

AFP Imaging Corporation
(Exact Name of Registrant as Specified in Its Charter)

New York	13-2956272
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

250 Clearbrook Road, Elmsford, New York	10523
(Address of Principal Executive Offices)	(Zip Code)

914-592-6100
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__  No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer_____ Accelerated filer______ Non-accelerated filer___X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_____ No___X__

The registrant had 12,428,800 shares of its common stock outstanding as of November 10, 2006.

AFP Imaging Corporation

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
•
other factors set forth in this Quarterly Report on Form 10-Q, and the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, and from time to time in the Company’s other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and the Company’s other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company’s expectations or future events.

PART I. Financial Information

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2006, and its results of operations for the three-month periods ended September 30, 2006 and 2005, and its cash flows for the three-month periods ended September 30, 2006 and 2005, consisting of normal recurring adjustments, have been included. The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods.

Item 1: FINANCIAL STATEMENTS

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Balance Sheets - September 30, 2006 and June 30, 2006
Assets	September 30, 2006	June 30, 2006
	(Unaudited)

Current Assets:
Cash and cash equivalents	$5,233,480	$5,213,289
Accounts receivable, less allowance for doubtful accounts of $90,000 and $90,000, respectively	2,398,562	2,757,114

Inventories	4,966,284	4,834,510
Prepaid expenses and other current assets	222,792	97,189
Deferred income taxes	680,000	680,000

Total current assets	13,501,118	13,582,102

Property and Equipment
At cost	1,866,617	1,828,149
Less accumulated depreciation	(1,506,427)	(1,450,484)
	360,190	377,665

Other Assets	443,654	380,797

Total Assets	$14,304,962	$14,340,564

Liabilities and Shareholders' Equity	September 30, 2006	June 30, 2006
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$1,062,545	$-
Accounts payable	1,447,414	2,035,117
Accrued expenses	1,597,915	1,565,174
Total current liabilities	4,107,874	3,600,291

Deferred Rent	66,119	71,204

Total liabilities	4,173,993	3,671,495

Common Stock subject to registration rights	4,744,323	4,744,323

Shareholders’ Equity:
Preferred stock - $.01 par value; authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 12,428,800 and 12,345,994 (including 2,777,777 shares subject to registration rights) shares at September 30, 2006, and June 30, 2006, respectively	96,510	95,682
Common stock warrants	91,131	110,931
Paid-in capital in excess of par	11,854,584	11,805,852
Accumulated deficit	(6,655,579)	(6,087,719)7)
Total shareholders’ equity	5,386,646	5,924,746

Total Liabilities and Shareholders’ Equity	$14,304,962	$14,340,564

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,

	2006	2005

Net sales	$5,492,128	$5,130,114

Cost of sales	3,781,925	3,282,596

Gross profit	1,710,203	1,847,518

Selling, general and administrative expenses	2,131,972	1,775,574
Research and development expenses	178,480	154,685
	2,310,452	1,930,259

Operating loss	(600,249)	(82,741)

Interest income, net of (interest expense)	32,389	(27,155)

Loss before provision for income taxes	(567,860)	(109,96)

Provision for income taxes	---	---

Net loss	($567,860)	($109,896)

Net loss per common share:
Basic and diluted	($.05)	($.01)

Weighted average outstanding common stock:
Basic and diluted	12,374,607	9,539,375

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries Condensed Consolidated Statements of Shareholders’ Equity For the Three Months Ended September 30, 2006 and 2005 (Unaudited)

	Common Stock	Common Stock Warrants	Paid-in Capital In Excess of Par	Accumulated Deficit	Total

Balance June 30, 2005	$94,077	$19,800	$11,641,821	$(7,093,067)	$4,662,631

Issuance of 160,500 shares of common stock in connection with the exercise of stock options	1,605	---	81,633	---	83,238

Stock-based compensation expense	---	---	17,644	---	17,644

Net loss for three months ended September 30, 2005	---	---	---	(109,896)	(109,896)
Balance September 30, 2005	$95,682	$19,800	$11,741,098	$(7,202,963)	$4,653,617

Balance June 30, 2006	$95,682	$110,931	$11,805,852	$(6,087,719)	$5,924,746

Issuance of 82,800 shares of common stock in connection with the exercise of common stock warrants	828	(19,800)	18,972	---	---

Stock-based compensation expense	---	---	42,329	---	42,329

Additional fees associated with issuance of common stock in May 2006	---	---	(12,569)	---	(12,569)

Net loss for three months ended September 30, 2006	---	---	---	(567,860)	(567,860)
Balance September 30, 2006	$96,510	$91,131	$11,854,584	$(6,655,579)	$5,386,646

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	($567,860)	($109,896)
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	58,133	57,382
Non-cash compensation expense	42,329	17,644
Write-off of deferred financing costs	50,000	---
Change in assets and liabilities:
Decrease in accounts receivable	358,552	309,175
(Increase) in inventories	(131,774)	(55,366)
(Increase) in prepaid expenses and other assets	(125,603)	(12,799)
(Decrease) in accounts payable	(587,703)	(243,612)
Increase/(decrease) in accrued expenses	32,741	(286,667)
(Decrease) in deferred rent	(5,085)	(11,055)

Total adjustments	(308,410)	(225,298)

Net cash used by operating activities	(876,270)	(335,194)

Cash flows from investing activities:
Purchases of property and equipment	(38,468)	(105,440)
Costs related to a proposed acquisition	(115,047)	---

Net cash used in investing activities	(153,515)	(105,540)

Cash flow from financing activities:
Borrowing of debt	1,062,545	439,199
Repayment of debt	---	(66,666)
Proceeds from exercise of common stock options	---	83,238
Payment of fees associated with issuance of common stock in May 2006	(12,569)	---

Net cash provided by financing activities	1,049,976	455,771

Net increase in cash and cash equivalents	20,191	15,137

Cash and cash equivalents, at beginning of period	5,213,289	331,009

Cash and cash equivalents, at end of period	$5,233,480	$346,146

Supplemental cash flow disclosures:
Cash paid during the periods for-
Interest	$17,153	$25,559
Income taxes, net of refunds	$1,727	($1,537)

Supplemental Schedule of Non Cash Activity:
Cashless exercise of common stock warrants	$19,800	---

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

(1) General:
AFP Imaging Corporation (together with its subsidiaries, the “Company”) was organized on September 20, 1978 under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing, producing and recording medical, veterinary and dental images through digital technology, as well as the chemical processing of photosensitive materials. Medical, dental, veterinary and industrial professionals use these products. The Company’s products are distributed to worldwide markets under various brand names through a network of independent and unaffiliated dealers. The Company has only one business segment - medical/dental.

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2006. The Condensed Consolidated Balance Sheet at June 30, 2006 has been derived from the audited financial statements.

Included in other assets at September 30, 2006 and June 30, 2006 is $415,543 and $350,496, respectively, relating to deferred costs in connection with a proposed acquisition. Such costs will be included in the determination of purchase price upon the consummation of such acquisition or written off as expense should such proposed acquisition be abandoned.

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

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R. As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards. Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005. Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated. For the three months ended September 30, 2006 and 2005, non-cash stock based compensation expense related to stock option awards was $42,329 and $17,644, respectively, and has been included in operating expenses.

The fair value of each option granted under the Company’s incentive stock plans during the three months ended September 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing method. Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of Company common stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on Company common stock and (d) risk-free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices. The expected dividend yield is zero as the Company has never paid dividends, does not currently anticipate paying any dividends in the foreseeable future and is restricted from paying dividends under the terms of its senior secured debt. The weighted-average of the fair value of the options granted during the three months ended September 30, 2006 and 2005 was $2.15 and $2.00 per option, respectively. The following table summarizes the weighted average values of the assumptions used in computing the fair value of the option grants:

	Three months ended September 30
	2006	2005
Expected volatility	151%	92%
Expected lives from grant date	10 years	10 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.79% - 5.13%	4.19%

Stock options to purchase an aggregate of 20,000 shares of Company common stock were granted to the Company’s non-employee Board of Director members in the three-month period ended September 30, 2006; and stock options to purchase an aggregate of 10,000 shares of Company common stock were granted to the Company’s non-employee Board of Director members in the three-month period ended September 30, 2005, in accordance with the Company’s policy for non-employee director compensation.

Transactions under the plans for the three months ended September 30, 2006 and 2005 are as follows:

Three months ended September 30,	2006		2005
	Options	Weighted average price	Options	Weighted average price
Outstanding, beginning of fiscal year	827,900	$.87	948,400	$.76
Exercised	0	0	(160,500)	.52
Granted	20,000	2.15	10,000	2.00
Forfeited	(1,000)	1.15	0	0
Expired	0	0	0	0
Outstanding, end of period	846,900	$.90	797,900	$.82
Exercisable at September 30,	846,900		797,900
Weighted average fair value of options granted	$2.12			$1.55

The aggregate intrinsic value of the outstanding options, which are all currently exercisable, amounted to $702,352 at September 30, 2006. There were no options exercised during the three months ended September 30, 2006.

At September 30, 2006, the range of exercise prices is as follows:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Exercisable at September 30, 2006	Weighted-average Remaining Contractual Life (Years)	Weighted-average Exercise Price	Number Exercisable September 30, 2006	Weighted-average Exercise Price
$.11 - $.50	396,000	3.42	$.30	396,000	$.30
$.53 - $.81	25,500	3.69	.61	25,500.61
$1.06 - $1.75	347,400	7.99	1.33	347,400	1.33
$1.90 - $2.44	78,000	7.66	2.15	78,000	2.15
	846,900	5.82	$.90	846,900	$.90

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

On May 2, 2006, the Company issued 2,777,777 shares of its common stock in a private placement to selected institutional and other accredited investors. The offering price was at $1.80 per share. In conjunction with the private placement, the Company has granted the investors certain registration rights with respect to the resale of the shares acquired. No warrants were issued to the investors in this private placement. The Company incurred fees of approximately $256,000 including all placement fees and related legal and accounting expenses. The Company intends to use the net proceeds for working capital, new product development, general corporate purposes, and possibly for strategic acquisitions in the medical, dental and/or veterinary equipment markets. There are no material, definitive commitments or arrangements with respect to any of the net proceeds of the private placement.

With respect to the above described financing, the Company filed a registration statement which was declared effective on July 14, 2006. If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors. Additionally, the Company is required to file amendments to the registration statement as necessary to keep the registration effective for 24 months from the closing date. In accordance with the provisions of EITF Topic D-98, the net proceeds from the private placement are classified as temporary equity on the accompanying balance sheets. The financing amount will be reclassified to shareholders’ equity upon the termination of the 24-month period.

In August and September 2006, the Company’s senior secured lender chose to exercise its warrant to purchase 100,000 shares of the Company’s common stock into 82,806 shares of common stock in a cashless exercise in a manner as specified in the warrant.

The following is a reconciliation from basic to diluted shares for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,
	2006	2005
Basic Shares	12,374,607	9,539,375
Dilutive:
Options	---	---
Warrants	---	---
Diluted Shares	12,374,607	9,539,375

Common stock equivalents which have been excluded from the September 30, 2006 and 2005 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended September 30,
	2006	2005
Stock Options	846,900	797,900
Warrants	50,000	100,000
Diluted Shares	896,900	897,900

(4) Short Term Debt:
On September 21, 2004, the Company renewed its senior secured credit facility (the “Renewed Revolving Credit Loan”) with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company’s inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate (8.25% as of September 30, 2006, a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of September 30, 2006), the amount outstanding under the Renewed Revolving Credit Loan was $1,062,545 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan except for the EBITDA covenant. The Company’s senior secured lender has waived compliance with this covenant as of September 30, 2006.

(5) Inventory:
Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Production materials represent a small component of inventory at month-end due to the manufacturing cycle. The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. At September 30, 2006 and June 30, 2006, inventories, net of reserves, consisted of the following:

	September 30, 2006	June 30, 2006
	(Unaudited)
Raw materials and sub-component parts	$2,016,492	$1,984,979
Work-in-process and finished goods	2,949,792	2,849,531
	$4,966,284	$4,834,510

(6) Income Taxes:
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. As of September 30, 2006, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that the Company will utilize these prior year net operating loss carry forwards. Should circumstance change and the Company determine that it will not be able to utilize its net operating loss carryforward, such as a continuous decline in future taxable income, the Company will reevaluate its valuation allowance. As of June 30, 2006, the Company had approximately $7.39 million in federal net operating loss carryforwards, and approximately $12.13 million in state net operating loss carryforwards.

The Company made a small federal tax payment in the three-months ended September 30, 2006, based on payments previously made during its fiscal year ended June 30, 2006. No tax benefit has been provided for the three months ended September 30, 2006 and 2005.

(7) Commitments and Contingencies:
The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985. This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. The Company maintains that its waste materials were of a general commercial nature. This claim was originally filed in 1998 by the federal government in United States District Court for the State of New Jersey, citing several hundred other third-party defendants. The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved defendants, in an alternative dispute resolution (ADR) process for smaller claims. An initial settlement amount was offered by this group, however, to date, no settlement has been reached. The potential cost to the Company based on this settlement offer has been assessed at $23,100. The Company accrued $11,550 as of June 2006, which represents the Company’s estimate of its potential liability, net of the Company’s insurance carrier’s agreed-upon contribution towards a potential settlement. The Company does not expect to receive any further information until after a status conference is held, which has been re-scheduled for November 28, 2006. The Company cannot currently assess the amount of liability that could result from any adverse final outcome of this environmental complaint. The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in connection with this environmental claim.

The Company is a defendant (with several other parties) in a product liability insurance action, which was filed in May 2005 in the Superior Court in Hartford, Connecticut and later transferred to the United States District Court, District of Connecticut. The plaintiff, through its insurance company, claims that the Company’s equipment caused a fire on the plaintiff’s premises in May 2003. The complaint seeks approximately $200,000 in compensatory damages. Two additional suits seeking approximately $113,000 in damages were filed in May 2006 in the Superior Court in Hartford Connecticut as subrogation claims relating to the same incident. The Company maintains that its equipment was not the cause of the incident or the resultant damage. The Company’s insurance carriers and their attorneys are assisting in the Company’s defense of this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

(8) New Accounting Standards:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The Company is required to adopt SFAS No. 157, as applicable, beginning in July 2008. The Company is evaluating the effect of SFAS No. 157, but does not believe that there will be any material effect on the Company’s financial statements.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end financial position. The Company is required to adopt SFAS No. 158, as applicable, as follows. The Company must recognize the funded status of its defined benefit postretirement plans and provide the required disclosures as of June 30, 2007, and the Company must measure the plan assets and benefit obligations for the fiscal year ended June 30, 2009. The Company does not believe that there will be any material effect on the Company’s financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company’s working capital at September 30, 2006 decreased by approximately $588,600 from June 30, 2006. This decrease is principally due to the loss from operations, increased borrowings on the Company’s senior secured debt, reductions in accounts receivable, offset by reductions in accounts payable and increases in inventory and prepaid assets.

Operating cash flows were significantly lower in the current three-month period due to the Company’s decrease in sales compared to the quarter ended June 30, 2006, a lower gross margin due to a shift towards more distributor goods, and a major product launch of the three-dimensional cone beam panoramic x-ray units into both the medical and dental marketplaces, which included attendance and presentation at two international exhibitions. The Company also attended numerous other trade shows for the existing products, all in the current quarter. These factors caused the Company to significantly utilize its cash resources, resulting in the Company increasing its borrowings under its senior secured credit line. Additionally, the Company is requiring advance deposits from its customers on the new high dollar value equipment, which is consistent with the vendor’s terms of sale. Otherwise, the Company has not changed its payment policies to its vendors, nor revised its payment terms with its customers.

On May 2, 2006, the Company completed a private placement of its common stock to a group of selected institutional and other accredited investors. The Company sold a total of 2,777,777 shares of its common stock at $1.80 per share. The Company has granted the investors certain registration rights with respect to the resale of the shares acquired. The Company intends to use the net proceeds for working capital, new product development, general corporate purposes and, possibly for strategic acquisitions in the medical, dental and/or veterinary imaging equipment markets. There currently are no material commitments or arrangements with respect to any of the net proceeds of the private placement.

With respect to the above described financing, the Company filed a registration statement which was declared effective on July 14, 2006. If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors. Additionally, the Company is required to file amendments to the registration statement as necessary to keep the registration effective for 24 months from the closing date. In accordance with the provisions of EITF Topic D-98, the net proceeds from the private placement are classified as temporary equity on the accompanying June 30, 2006 balance sheet. The financing amount will be reclassified to shareholder’s equity upon the termination of the 24-month period. The Company has no reason to believe that the registration statement will be subject to any suspension.

On September 21, 2004, the Company renewed its senior secured credit facility (the “Renewed Revolving Credit Loan”) with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company’s inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate (8.25% as of September 30, 2006), a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of September 30, 2006, the amount outstanding under the Renewed Revolving Credit Loan was $1,062,545 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan except for the EBITDA covenant. The Company’s senior secured lender has waived compliance with this covenant as of September 30, 2006.

In August and September 2006, the Company’s senior secured lender chose to exercise its warrant to purchase 100,000 shares of the Company’s common stock by converting the warrant into 82,806 shares of common stock in a cashless exercise in a manner as specified in the warrant. This warrant was due to expire in September 2006.

The terms of the Renewed Revolving Credit Loan limit the amount of capital expenditures. Capital expenditures for the first three months of fiscal 2007 were approximately $38,500, consisting of the purchase of several new high end sales demonstration computers, an additional module for the Customer Relationship Management system, and tooling expenditures related to the redesign, development and production of new imaging products.

The Company’s historical operating cash flows generally have been positive; however, the Company is dependent upon the Renewed Revolving Credit Loan to finance its ongoing operations. The Company expects its working capital requirements will continue to be financed by operations and from borrowings on the Renewed Revolving Credit Loan. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company’s ongoing working capital requirements for the foreseeable future. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than an unexpected material adverse conclusion to an ongoing environmental litigation case, which are reasonably likely to result in a significant increase or decrease in its liquidity or capital resources within the foreseeable near-term future. As of November 6, 2006, the Company had available $1,855,647 of unused credit under the Renewed Revolving Credit Loan. No assurances can be given that the Company will have sufficient cash flow in the long term.

The Company is investigating various strategies to increase its market share. Some of these strategies could involve the acquisition of one or more businesses. If the Company was to acquire any other business, such acquisition would likely involve utilizing the net proceeds of the above-mentioned private placement, equity and/or debt financing. There are no assurances that the Company will be able to identify any suitable acquisition candidate(s), or, if so identified, be able to enter into a definitive agreement with such candidates on terms favorable to the Company.

Included in other assets at September 30, 2006 and June 30, 2006 is $415,543 and $350,496, respectively, relating to deferred costs in connection with a proposed acquisition. Such costs will be included in the determination of purchase price upon the consummation of such acquisition or written off as expense should such proposed acquisition be abandoned.

Results of Operations - Three Months Fiscal 2007 Versus Three Months Fiscal 2006

Sales increased approximately $362,000, or 7.1% between the Fiscal 2006 and Fiscal 2007 three-month periods. The Company’s veterinary business products doubled in sales, mainly due to the introduction in mid-Fiscal Year 2006 of a digital imaging system for equine patients and general purpose x-ray systems specifically designed for all veterinary applications. In addition, there is continuing demand for our filmless digital dental radiography system. The Company’s dental business remained fairly constant between the two periods, with a noticeable shift towards the digital products the Company offers. In June 2006, the Company became the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for a three-dimensional dental x-ray imaging machine manufactured in Italy, which produces computer generated images which are a significant improvement over conventional two-dimensional x-ray images. The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for analog and digital products, resulting in a 62% increase in international sales between the periods.

Gross profit as a percent of sales decreased 4.9 percentage points between the Fiscal 2006 and Fiscal 2007 three-month comparable periods. Material costs as a percent of sales increased 6.0 percentage points, as the Company is selling higher dollar value distributor goods, which tend to have lower gross margins. Labor and overhead costs remained fairly constant between the comparable periods.

Selling, general, and administrative costs increased approximately $356,400, or 20.0% between the Fiscal 2006 and Fiscal 2007 three-month comparable periods. This increase is due to several factors, including: (1) an increase in stock option expense as there were two Directors’ meetings in the current first quarter, (2) the write-off of certain deferred financing costs incurred in the previous fiscal year as the Company chose not to utilize this lender, and (3) an increase in marketing and sales costs of approximately $200,000 in the current period due to (a) the Company’s aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment, including attendance at two large industry specific international tradeshows, development of new brochures and advertising, and the related travel and entertainment expenses, (b) pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets, and (c) an increase in general operating expenses, based on increased sales levels.

Research and development costs increased approximately $23,800, or 15.4% between the Fiscal 2006 and Fiscal 2007 three-month comparable periods. The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements. The Company also continues to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting requirements, initiation or completion of certain project tasks, and market demands. Research and development costs are generally expected to continue to increase over the next several years as part of the Company’s strategy to develop and market additional digital products.

For the three-month period ended September 30, 2006 (FY 2007), net interest income was $32,389. For the three-month period ended September 30, 2005 (FY 2006), net interest expense was $27,155. There was approximately $59,400 of interest income in FY 2007 compared to approximately $1,800 in FY 2006. The increase in interest income is due to the private placement the Company completed in May 2006, whereby all the proceeds have been invested in a diversified US Treasury Money Market Fund. There was approximately $27,000 of interest expense in the current three-month period, compared to approximately $28,900 in the comparable period in the prior year. The prior year three-month period had approximately $150,000 more in average borrowings on the senior secured debt, had a small portion of the subordinate promissory note outstanding, and had a lower average interest rate, which is based on the prime rate of borrowing.

The Company made a small federal tax payment in September 2006 applicable to fiscal year 2006, based on payments previously made during its fiscal year ended June 30, 2006. No tax benefit has been recorded for the three months ended September 30, 2006 and 2005. The Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that it will utilize these prior year net operating loss carry forwards. As of June 30, 2006, the Company had approximately $7.39 million in federal net operating loss carryforwards, and approximately $12.13 million in state net operating loss carryforwards.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions are evaluated on an ongoing basis focusing on historical internal operations, industry trends and conditions, market conditions and other information that management believes to be reasonable or applicable under the circumstances. There can be no assurance that actual results of operations will be consistent with management’s estimates and assumptions, and that reported results of operations will not be adversely affected by the requirement to make accounting adjustments to reflect changes in these estimates from time to time. The following policies are those that management believes to be the most sensitive to estimates and judgments.

Revenue Recognition
The Company recognizes revenue for both its domestic and international sales when products are shipped and title passes to the customer. The Company includes shipping and handling costs as a component of cost of sales.

Accounts Receivable
The Company reports accounts receivable net of reserves for doubtful accounts. Credit is extended to worldwide distributors on varying terms between 30 and 90 days. The reserve for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and is based upon continual analysis of the accounts receivable aging, including credit risk of specific customers, historical trends and other related information. The Company writes off accounts receivable when they are determined by management to be uncollectible. There have been no significant changes in the computation methodology of the reserve for doubtful accounts in the past three years and the Company has not had significant bad debt write-offs in the past few years. The allowance for doubtful accounts is based on the Company’s analysis of aged accounts receivable. Management believes that any potential risk associated with the estimate of reserve for doubtful accounts is therefore limited.

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

Litigation and Contingencies
The Company is party to lawsuits arising out of its operations. The Company records a liability when it is probable and can be reasonably estimated. The Company believes it has properly estimated its potential litigation liability in the past; however, court decisions and/or other unforeseen events could cause liabilities to be incurred in excess of estimates.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings and cash flows are subject to changes in interest rates (i.e., short-term, prime-based interest rates) from its borrowings under its senior secured debt. The Company does not believe that it is materially exposed to changes in interest rates; as at September 30, 2006, there was approximately $1,062,545 in total debt outstanding. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes.

The Company’s earnings and cash flows are subject to changes in interest rates associated with U.S. Treasury Notes and U.S. Treasury Bills, primarily from its investments of excess cash. The Company invests this cash in an open-end, diversified U.S. Treasury Money Market Fund, whose investment objective is high current income consistent with the preservation of principal and liquidity. All investments are exclusively in U.S. Treasury obligations which have remaining maturities of 397 days or less and repurchase agreements collateralized by U.S. Treasury obligations. The Company does not believe that such investments are materially exposed to market rate volatility.

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

Item 4: Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our Co-Principal Executive Officers and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15 (e) of the Securities Exchange Act of 1934 (the “Act”)). Based on their review and evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

During the quarter ended September 30, 2006, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect, or would be reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were necessary.

Part II Other Information

Item 1: Legal Proceedings.

Reference is made to Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

The September 2006 status conference relating to the environmental claim involving a property in New Jersey owned by the Company between August 1984 and June 1985 has been tentatively re-scheduled for November 28, 2006.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

Item 6:  Exhibits.

31.1 - Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a - 14 (a).
31.2 - Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a - 14 (a).
31.3 - Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a - 14 (a).

32.1 - Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.
32.2 - Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.
32.3 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.

 Signatures

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION (Registrant)

/s/ David Vozick
David Vozick Chairman of the Board, (Co-Principal Executive Officer) Secretary, Treasurer Date: November 14, 2006

/s/ Donald Rabinovitch
Donald Rabinovitch President (Co-Principal Executive Officer) Date: November 14, 2006

/s/ Elise Nissen
Elise Nissen Chief Financial Officer (Principal Financial and Accounting Officer) Date: November 14, 2006