Form 10-Q
period 2006-12-31
AFP IMAGING CORP
filed 2007-02-12
CIK 319126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2006

Commission File Number 0-10832

AFP Imaging Corporation
(Exact Name of Registrant as Specified in Its Charter)

New York	13-2956272
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

250 Clearbrook Road, Elmsford, New York	10523
(Address of Principal Executive Offices)	(Zip Code)

914-592-6100
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __X__ No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer_____	Accelerated filer______	Non-accelerated filer___X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes______ No___X__

The registrant had 12,428,800 shares of its common stock outstanding as of February 9, 2007.

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

In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position as of December 31, 2006, and its results of operations for the six and three-month periods ended December 31, 2006 and 2005, and its cash flows for the six-month periods ended December 31, 2006 and 2005, consisting of normal recurring adjustments, have been included. The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods.

Item 1: FINANCIAL STATEMENTS
AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Balance Sheets - December 31, 2006 and June 30, 2006

Assets	December 31, 2006	June 30, 2006	Liabilities and Shareholders' Equity	December 31, 2006	June 30, 2006
	(Unaudited)			(Unaudited)
Current Assets:			Current Liabilities:
Cash and cash equivalents	$6,063,354	$5,213,289	Current portion of long-term debt	$1,451,310	$-
Accounts receivable, less allowance for doubtful accounts of $95,000 and $90,000, respectively	3,331,577	2,757,114	Accounts payable	1,555,895	2,035,117
			Accrued expenses	1,660,684	1,565,174
Inventories	4,562,002	4,834,510	Total current liabilities	4,667,889	3,600,291

Prepaid expenses and other current assets	104,548	97,189	Deferred Liabilities	224,034	71,204
Deferred income taxes	680,000	680,000
			Total liabilities	4,891,923	3,671,495
Total current assets	14,741,481	13,582,102
			Common Stock subject to registration rights	4,744,323	4,744,323
Property and Equipment
At cost	1,891,113	1,828,149	Shareholders’ Equity:
Less accumulated depreciation	(1,563,644)	(1,450,484)	Preferred stock - $.01 par value; authorized 5,000,000 shares, none issued	-	-
	327,469	377,665	Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 12,428,800 and 12,345,994 (including 2,777,777 shares subject to registration rights) shares at December 31, 2006, and June 30, 2006, respectively	96,510	95,682
Other Assets	559,590	380,797	Common stock warrants	91,131	110,931
			Paid-in capital in excess of par	11,854,584	11,805,852
			Accumulated deficit	(6,049,931)	(6,087,719)
			Total shareholders’ equity	5,992,294	5,924,746

			Total Liabilities and Shareholders’
Total Assets	$15,628,540	$14,340,564	Equity	$15,628,540	$14,340,564

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2006	2005	2006		2005

Net sales	$7,884,637	$6,359,879		$13,376,765	$11,489,993

Cost of sales	4,702,387	3,807,489		8,484,312	7,090,085

Gross profit	3,182,250	2,552,390		4,892,453	4,399,908

Selling, general and administrative expenses	2,391,425	2,024,073		4,523,397	3,799,647
Research and development expenses	195,056	189,894		373,536	344,579
	2,586,481	2,213,967		4,896,933	4,144,226

Operating income/(loss)	595,769	338,423		(4,480)	255,682

Interest income, net of (interest expense)	24,523	(28,167)		56,912	(55,322)

Income before provision for income taxes	620,292	310,256		52,432	200,360

Provision for income taxes	14,644	---		14,644	---

Net income	$605,648	$310,256		$37,788	$200,360

Net income per common share:
Basic	$.05	$.03	$	---	$.02
Diluted	$.05	$.03	$	---	$.02

Weighted average outstanding common stock:
Basic	12,428,800	9,568,217		12,401,703	9,553,796
Diluted	12,728,692	10,021,838		12,753,476	10,054,972

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries Condensed Consolidated Statements of Shareholders’ Equity For the Six Months Ended December 31, 2006 and 2005
(Unaudited)

	Common	Common Stock	Paid-in Capital In	Accumulated
	Stock	Warrants	Excess of Par	Deficit	Total

Balance June 30, 2005	$94,077	$19,800	$11,641,821	$(7,093,067)	$4,662,631

Issuance of 160,500 shares of common stock in connection with the exercise of stock options	1,605	---	81,633	---	83,238

Stock-based compensation expense	---	---	36,508	---	36,508

Net income for six months
ended December 31, 2005	---	---	---	200,360	200,360

Balance December 31, 2005	$95,682	$19,800	$11,759,962	$(6,892,707)	$4,982,737

Balance June 30, 2006	$95,682	$110,931	$11,805,852	$(6,087,719)	$5,924,746

Issuance of 82,800 shares of common stock in connection with the exercise of common stock warrants	828	(19,800)	18,972	---	---

Stock-based compensation expense	---	---	42,329	---	42,329

Additional fees associated with issuance of common stock in May 2006	---	---	(12,569)	---	(12,569)

Net income for six months ended
December 31, 2006	---	---	---	37,788	37,788

Balance December 31, 2006	$96,510	$91,131	$11,854,584	$(6,049,931)	$5,992,294

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$37,788	$200,360
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	117,540	116,249
Non-cash compensation expense	42,329	36,508
Write-off of deferred financing costs	50,000	---
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(574,463)	32,008
Decrease in inventories	272,508	569,830
(Increase)/decrease in prepaid expenses and other assets	(16,559)	14,786
(Decrease) in accounts payable	(479,222)	(193,368)
Increase in accrued expenses	95,510	81,545
Increase/(decrease) in deferred liabilities	152,830	(22,110)

Total adjustments	(339,527)	635,448

Net cash (used by)/provided by operating activities	(301,739)	835,808

Cash flows from investing activities:
Purchases of property and equipment	(62,964)	(130,298)
Costs related to a proposed acquisition	(223,973)	---

Net cash used in investing activities	(286,937)	(130,298)

Cash flow from financing activities:
Borrowing of debt	1,451,310	237,265
Repayment of debt	---	(133,333)
Proceeds from exercise of common stock options	---	83,238
Payment of fees associated with issuance of common stock in May 2006	(12,569)	---

Net cash provided by financing activities	1,438,741	187,170

Net increase in cash and cash equivalents	850,065	892,680

Cash and cash equivalents, at beginning of period	5,213,289	331,009

Cash and cash equivalents, at end of period	$6,063,354	$1,223,689

Supplemental cash flow disclosures: Cash paid during the periods for-
Interest	$55,375	$57,417
Income taxes, net of refunds	$16,371	($1,537)

Supplemental Schedule of Non Cash Activity:
Cashless exercise of common stock warrants	$19,800	---
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Unaudited)

(1) General:
AFP Imaging Corporation (together with its subsidiaries, the “Company”) was organized on September 20, 1978 under the laws of the State of New York. Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing, producing and recording medical, veterinary and dental images through digital technology, as well as the chemical processing of photosensitive materials. Medical, dental, veterinary and industrial professionals use these products. The Company’s products are distributed to worldwide markets under various brand names to the diagnostic professionals and through a network of independent and unaffiliated dealers. The Company has only one business segment - medical/dental.

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

Included in other assets at December 31, 2006 and June 30, 2006 is $524,469 and $350,496, respectively, relating to deferred costs in connection with a proposed acquisition. Such costs will be included in the determination of purchase price upon the consummation of such acquisition or written off as expense should such proposed acquisition be abandoned.

(2) Stock Option Plans:
The Company currently has in effect two employee incentive stock plans, under which approximately 1,100,000 shares of Company common stock were originally authorized and available for issuance. Options that are granted under the plans generally are fully vested when granted. Under the terms of these plans, options to purchase common stock of the Company may be granted at not less than 85% of the fair market value of the stock on the date of grant (100% in the case of incentive stock options qualifying under Section 422A of the Internal Revenue Code (“ISOs”) or 110% in the case of ISOs granted to persons owning more than 10% of the outstanding stock of the Company). As of March 31, 2005, all of the outstanding stock options issued by the Company had been fully vested.

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R. As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards. Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005. Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated. For the three and six months ended December 31, 2006, non-cash stock based compensation expense related to stock option awards was $0 and $42,329 respectively, and for the three and six months ended December 31, 2005, non-cash stock based compensation expense related to stock option awards was and $8,206 and $25,850, respectively. These charges have all been included in operating expenses.

The fair value of each option granted under the Company’s incentive stock plans during the three and six months ended December 31, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing method. Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of Company common stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on Company common stock and (d) risk-free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices. The expected dividend yield is zero as the Company has never paid dividends, does not currently anticipate paying any dividends in the foreseeable future and is restricted from paying dividends under the terms of its senior secured debt. The weighted-average of the fair value of the options granted during the three and six months ended December 31, 2006 was $0 and $2.15 per option, respectively, and the weighted-average of the fair value of the options granted during the three and six months ended December 31, 2005 was $1.91 and $1.96 per option, respectively.

Stock options to purchase an aggregate of 20,000 shares of Company common stock were granted to the Company’s non-employee Board of Director members in the six-month period ended December 31, 2006; no stock options were granted during the three-month period ended December 31, 2006, in accordance with the Company’s policy for non-employee director compensation. Stock options to purchase an aggregate of 10,000 shares of Company common stock were granted to the Company’s non-employee Board of Director members in each of the three-month periods ended September 30, 2005 and December 31, 2005, in accordance with the Company’s policy for non-employee director compensation. All of these stock options were issued with a ten-year useful life.

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

On May 2, 2006, the Company issued 2,777,777 shares of its common stock in a private placement to selected institutional and other accredited investors. The offering price was at $1.80 per share. In conjunction with the private placement, the Company has granted the investors certain registration rights with respect to the resale of the shares acquired. No warrants were issued to the investors in this private placement. The Company incurred fees of approximately $256,000 including all placement fees and related legal and accounting expenses. The Company intends to use the net proceeds for working capital, new product development, general corporate purposes and possibly for strategic acquisitions in the medical, dental and/or veterinary equipment markets. There are no material, definitive commitments or arrangements with respect to any of the net proceeds of the private placement.

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

The following is a reconciliation from basic to diluted shares for the three and six months ended December 31, 2006 and 2005:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Basic Shares	12,428,800	9,568,217	12,401,703	9,553,796
Dilutive:
Options	299,892	370,116	324,997	416,146
Warrants	---	83,505	26,776	85,030
Diluted Shares	12,728,692	10,021,838	12,753,476	10,054,972

The diluted weighted average number of shares outstanding for the six months ended December 31, 2006 and 2005 does not include the potential exercise of 191,000 and 28,000 stock options respectively, as such amounts were antidilutive. The diluted weighted average number of shares outstanding for the six months ended December 31, 2006, does not include the potential exercise of 50,000 warrants, as such amounts were antidilutive.

(4) Short Term Debt:
On September 21, 2004, the Company renewed its senior secured credit facility (the “Renewed Revolving Credit Loan”) with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company’s inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate (8.25% as of December 31, 2006), a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of December 31, 2006, the amount outstanding under the Renewed Revolving Credit Loan was $1,451,310 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit.

(5) Inventory:
Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Production materials represent a small component of inventory at month-end due to the manufacturing cycle. The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. At December 31, 2006 and June 30, 2006, inventories, net of reserves, consisted of the following:

	December 31, 2006	June 30, 2006
	(Unaudited)
Raw materials and sub-component parts	$2,182,105	$1,984,979
Work-in-process and finished goods	2,379,897	2,849,531
	$4,562,002	$4,834,510

(6) Income Taxes:
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. As of December 31, 2006, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that the Company will utilize these prior year net operating loss carry forwards. Should circumstance change and the Company determine that it will not be able to utilize its net operating loss carryforward, such as a continuous decline in future taxable income, the Company will reevaluate its valuation allowance. As of June 30, 2006, the Company had approximately $7.39 million in federal net operating loss carryforwards, and approximately $12.13 million in state net operating loss carryforwards.

The Company made several small state and federal tax payments in the six-months ended December 31, 2006, based on payments previously made during its fiscal year ended June 30, 2006.

(7) Commitments and Contingencies:
The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985. This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. The Company maintains that its waste materials were of a general commercial nature. This claim was originally filed in 1998 by the federal government in United States District Court for the State of New Jersey, citing several hundred other third-party defendants. The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved defendants, in an alternative dispute resolution (ADR) process for smaller claims. An initial settlement amount was offered by this group, however, to date, no settlement has been reached. The potential cost to the Company based on this settlement offer has been assessed at $23,100. The Company accrued $11,550 as of June 2006, which represents the Company’s estimate of its potential liability, net of the Company’s insurance carrier’s agreed-upon contribution towards a potential settlement. The Company does not expect to receive any further information until after a mediation session is held, which has been scheduled for early 2007. The Company cannot currently assess the amount of liability that could result from any adverse final outcome of this environmental complaint. The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in connection with this environmental claim.

The Company is a defendant (with several other parties) in a product liability insurance action, which was filed in May 2005 in the Superior Court in Hartford, Connecticut and later transferred to the United States District Court, District of Connecticut. The plaintiff, through its insurance company, claims that the Company’s equipment caused a fire on the plaintiff’s premises in May 2003. The complaint seeks approximately $200,000 in compensatory damages, and there were no reported injuries or such claims. Two additional suits seeking approximately $113,000 in damages were filed in May 2006 in the Superior Court in Hartford Connecticut as subrogation claims relating to the same incident. The Company maintains that its equipment was not the cause of the incident or the resultant damage. The Company’s insurance carriers and their attorneys are assisting in the Company’s defense of this matter. The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

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

In December 2006, the FASB also issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements, and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The Company is currently assessing the impact of this new guidance.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company’s working capital at December 31, 2006 increased by approximately $91,800 from June 30, 2006. This increase is principally due to net income, increases in accounts receivable, reductions in accounts payable, offset by decreases in inventory, and additional borrowings on the Company’s senior secured debt.

Operating cash flows were lower in the current six-month period due to the significant reduction in accounts payable and a large increase in accounts receivable. The sales in the second quarter FY 2007 were approximately 24% greater than the fourth quarter FY 2006, and based on customary collection periods, these receivables were still outstanding as of December 31, 2006. The second quarter FY 2007 had sales with approximately 8% pre-tax earnings which offset the first quarter FY 2007 loss and generated additional cash to reduce accounts payable. The large cash balance at December 31, 2006, as well as the increase in the Company’s revolver loan, are due to the Company’s scheduled holiday closing during the last week of December, at which time no cash deposits were transferred to the senior lender to reduce the outstanding debt. This policy is consistent with prior years’ treatment of cash at calendar year-end. The Company is requiring advance deposits from its customers on the new high dollar valued equipment, which is consistent with the vendor’s terms of sale. Otherwise, the Company has neither changed its payment policies to its vendors, nor revised its payment terms with its customers.

On May 2, 2006, the Company completed a private placement of its common stock to a group of selected institutional and other accredited investors. The Company sold a total of 2,777,777 shares of its common stock at $1.80 per share. The Company has granted the investors certain registration rights with respect to the resale of the shares acquired. The Company intends to use the net proceeds for working capital, new product development, general corporate purposes and possibly for strategic acquisitions in the medical, dental and/or veterinary imaging equipment markets. There currently are no material commitments or arrangements with respect to any of the net proceeds of the private placement.

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

On September 21, 2004, the Company renewed its senior secured credit facility (the “Renewed Revolving Credit Loan”) with its existing senior secured lender for an additional three-year period. The Renewed Revolving Credit Loan consists of a $2.5 million revolving line of credit, which is secured by all of the Company’s inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles. The Renewed Revolving Credit Loan has an interest rate of 1.375% over the prime rate (8.25% as of December 31, 2006), a specific formula to calculate available funds based on eligible accounts receivable and inventory, and certain reporting requirements to the senior secured lender. The Renewed Revolving Credit Loan also requires that certain financial ratios and net worth amounts be maintained. The Renewed Revolving Credit Loan provides for increases in the interest rate charged on monies outstanding under specific circumstances. As of December 31, 2006, the amount outstanding under the Renewed Revolving Credit Loan was $1,451,310 and the Company was in compliance with all the terms and conditions of the Renewed Revolving Credit Loan.

In August and September 2006, the Company’s senior secured lender chose to exercise its warrant to purchase 100,000 shares of the Company’s common stock by converting the warrant into 82,806 shares of common stock in a cashless exercise in a manner as specified in the warrant. This warrant was due to expire in September 2006.

The terms of the Renewed Revolving Credit Loan limit the amount of capital expenditures. Capital expenditures for the first six months of fiscal 2007 were approximately $63,000, consisting of the purchase of several new high-end sales demonstration computers, an additional module for the Customer Relationship Management system, improvements to the Company’s existing network, and tooling expenditures related to the redesign, development and production of new imaging products.

The Company’s historical operating cash flows generally have been positive; however, the Company is dependent upon the Renewed Revolving Credit Loan to finance its ongoing operations. The Company expects its working capital requirements will continue to be financed by operations and from borrowings on the Renewed Revolving Credit Loan. It is believed that the Renewed Revolving Credit Loan is sufficient to finance the Company’s ongoing working capital requirements for the foreseeable future. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than an unexpected material adverse conclusion to an ongoing environmental litigation case, which are reasonably likely to result in a significant increase or decrease in its liquidity or capital resources within the foreseeable near-term future. As of February 9, 2007, the Company had available approximately $1,761,000 of unused credit under the Renewed Revolving Credit Loan. No assurances can be given that the Company will have sufficient cash flow in the long term.

The Company is investigating various strategies to increase its market share. Some of these strategies could involve the acquisition of one or more businesses. If the Company was to acquire any other business, such acquisition would likely involve utilizing some or all of the net proceeds of the above-mentioned private placement, equity and/or debt financing. There are no assurances that the Company will be able to identify any suitable acquisition candidate(s), or, if so identified, be able to enter into a definitive agreement with such candidates on terms favorable to the Company.

Included in other assets at December 31, 2006 and June 30, 2006 is $524,469 and $350,496, respectively, relating to deferred costs in connection with a proposed acquisition. Such costs will be included in the determination of purchase price upon the consummation of such acquisition or written off as expense should such proposed acquisition be abandoned.

Results of Operations - Six Months Fiscal 2007 Versus Six Months Fiscal 2006

Sales increased approximately $1,886,700, or 16.4%, between the Fiscal 2006 and Fiscal 2007 six-month periods. The Company’s veterinary products business increased 80%, mainly due to the introduction in mid-Fiscal Year 2006 of a digital imaging system for equine patients and general purpose x-ray systems (analog and digital) specifically designed for all veterinary applications. In addition, there is continuing demand for our filmless digital dental radiography system which showed a 25% increase in sales in the current six-month period. In June 2006, the Company became the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for a three-dimensional dental x-ray imaging machine manufactured in Italy, which produces computer generated images which are a significant improvement over conventional two-dimensional x-ray images. The Company sells this product into both the dental and the medical ENT market. The Company’s analog film processor business showed a decline of approximately 18% in the current six-month period as health-care professionals migrate to digital imaging equipment, much of which the Company also supplies. The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products, resulting in a 49% increase in international sales between the periods.

Gross profit as a percent of sales decreased 1.7 percentage points between the Fiscal 2006 and Fiscal 2007 six-month comparable periods. Material costs as a percent of sales increased 3.7 percentage points, as the Company is selling more high dollar value distributor goods, which tend to have lower gross margins. Labor and overhead costs, while the dollar values remained constant between the periods, decreased 2 percentage points due to much higher sales in the current six-month period.

Selling, general, and administrative costs increased approximately $723,800, or 19.0%, between the Fiscal 2006 and Fiscal 2007 six-month comparable periods. This increase is due to several factors, including: (1) the write-off of certain deferred financing costs incurred in the previous fiscal year as the Company chose not to utilize this lender, (2) an approximately 7% approximate increase in general and administrative costs associated with the increase in sales, (3) approximately an $80,000 increase in technical support costs related to the new digital equipment the Company is selling, which require a devoted infrastructure support system and (4) an increase in marketing and sales costs of approximately $450,000 in the current six-month period due to (a) the Company’s aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment, including attendance at two large international tradeshows, development of new brochures and advertising materials, and the related travel and entertainment expenses, (b) pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets, and (c) an increase in general operating expenses, based on increased sales levels.

Research and development costs increased approximately $29,000, or 8.0%, between the Fiscal 2006 and Fiscal 2007 six-month comparable periods. The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements. The Company also continues to invest in sustaining engineering and related costs for its existing products. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting requirements, initiation or completion of certain project tasks, and market demands. Research and development costs are generally expected to continue to increase over the next several years as part of the Company’s strategy to develop and market additional digital products.

For the six-month period ended December 31, 2006 (FY 2007), net interest income was $56,912. For the six-month period ended December 31, 2005 (FY 2006), net interest expense was $55,322. There was approximately $123,800 of interest income in Fiscal Year 2007 compared to approximately $4,500 in Fiscal year 2006. The increase in interest income is due to the private placement the Company completed in May 2006, whereby all the proceeds have been invested in a diversified US Treasury Money Market Fund. There was approximately $66,900 of interest expense in the current six-month period, compared to approximately $59,800 in the comparable period in the prior year. The current six-month period had approximately $80,000 more in average borrowings on the senior secured debt and had a slightly higher average interest rate, which is based on the prime rate of borrowing.

The Company made several small state and federal tax payments in the six-months ended December 31, 2006, based on payments previously made during its fiscal year ended June 30, 2006. The Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years; the Company believes it is likely that it will utilize these prior year net operating loss carry forwards. As of June 30, 2006, the Company had approximately $7.39 million in federal net operating loss carryforwards, and approximately $12.13 million in state net operating loss carryforwards.

Results of Operations - Second Quarter Fiscal 2007 Versus Second Quarter Fiscal 2006

Second quarter fiscal year 2007 had sales of $7.9M, the highest quarterly sales in over eight years. Sales increased approximately $1,524,700, or 24.0%, between the second quarter Fiscal 2006 and the second quarter Fiscal 2007. The Company’s veterinary products business increased 67%, mainly due to the introduction in the third quarter Fiscal Year 2006 of a digital imaging system for equine patients and general purpose x-ray systems (analog and digital) specifically designed for all veterinary applications. In addition, there is continuing demand for our filmless digital dental radiography system which showed a 42% increase in sales in the current second quarter Fiscal Year 2007. In June 2006, the Company became the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for a three-dimensional dental x-ray imaging machine manufactured in Italy, which produces computer generated images which are a significant improvement over conventional two-dimensional x-ray images. The Company sells this product into both the dental and the medical ENT market. The Company’s analog film processor business showed a decline of approximately 23% in the current second quarter Fiscal Year 2007, as health-care professionals choose to upgrade to digital imaging equipment, much of which the Company also supplies. The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products, resulting in a 38% increase in international sales between the periods.

Gross profit as a percent of sales increased slightly (.3 percentage points) between the second quarter Fiscal 2006 and the second quarter Fiscal 2007 comparable periods. Material costs as a percent of sales increased 2.0 percentage points, as the Company is selling more high dollar value distributor goods, which tend to have lower gross margins. Labor and overhead costs, while the dollar values remained constant between the periods, decreased 2.3 percentage points due to the higher sales in the current second quarter.

Selling, general, and administrative costs increased approximately $367,300, or 18.1%, between the second quarter Fiscal 2006 and the second quarter Fiscal 2007. This increase is due to several factors, including: (1) a 6.8% approximate increase in general and administrative costs associated with the increase in sales, (2) an approximately $67,000 increase in technical support costs related to the new digital equipment the Company is selling, which require a devoted infrastructure support system, and (3) an increase in marketing and sales costs of approximately $250,000 in the current second quarter Fiscal 2007 due to (a) the Company’s continued aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment and the associated travel and entertainment expenses, (b) pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets, and (c) an increase in general operating expenses, based on increased sales levels.

Research and development costs increased slightly by approximately $5,200, or 2.7%, between the second quarter Fiscal 2006 and second quarter Fiscal 2007. The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements. The Company also continues to invest in sustaining engineering and related costs for its existing products. Research and development costs are generally expected to continue to increase over the next several years as part of the Company’s strategy to develop and market additional digital products.

For the three-month period ended December 31, 2006 (FY 2007), net interest income was $24,523. For the three-month period ended December 31, 2005 (FY 2006), net interest expense was $28,167. There was approximately $64,400 of interest income in the second quarter Fiscal Year 2007 compared to approximately $2,700 in the second quarter Fiscal Year 2006. The increase in interest income is due to the private placement the Company completed in May 2006, whereby all the proceeds have been invested in a diversified US Treasury Money Market Fund. There was approximately $39,900 of interest expense in the current second quarter, compared to approximately $30,900 in the comparable period in the prior year. The current second quarter period had approximately $316,800 more in average borrowings on the senior secured debt and had a slightly higher average interest rate, which is based on the prime rate of borrowing.

The Company made several small state and federal tax payments in the second quarter ended December 31, 2006, based on payments previously made during its fiscal year ended June 30, 2006. The Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that it will utilize these prior year net operating loss carry forwards. As of June 30, 2006, the Company had approximately $7.39 million in federal net operating loss carryforwards, and approximately $12.13 million in state net operating loss carryforwards.

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

Revenue Recognition
The Company recognizes revenue for both its domestic and international sales when products are shipped and title passes to the customer. The Company includes shipping and handling costs as a component of cost of sales. The Company has begun to sell extended service contracts on its three-dimensional dental x-ray imaging machines. Such revenue has been deferred and will be recorded on a straight-line basis over the period of the extended service contract.

Accounts Receivable
The Company reports accounts receivable net of reserves for doubtful accounts. Credit is extended to worldwide distributors on varying terms from letters of credit to between 30 and 90 days. The reserve for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and is based upon continual analysis of the accounts receivable aging, including credit risk of specific customers, historical trends and other related information. The Company writes off accounts receivable when they are determined by management to be uncollectible. There have been no significant changes in the computation methodology of the reserve for doubtful accounts in the past three years and the Company has not had significant bad debt write-offs in the past few years. The allowance for doubtful accounts is based on the Company’s analysis of aged accounts receivable. Management believes that any potential risk associated with the estimate of reserve for doubtful accounts is therefore limited.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings and cash flows are subject to changes in interest rates (i.e., short-term, prime-based interest rates) from its borrowings under its senior secured debt. The Company does not believe that it is materially exposed to changes in interest rates; as at December 31, 2006, there was approximately $1,451,000 in total debt outstanding. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 4: Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Our Co-Principal Executive Officers and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15 (e) of the Securities Exchange Act of 1934 (the “Act”)). Based on their review and evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

During the quarter ended December 31, 2006, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect, or would be reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were necessary.

Part II Other Information

Item 1: Legal Proceedings.

Reference is made to Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

A status conference was held in November 2006 relating to the environmental claim involving a property in New Jersey owned by the Company between August 1984 and June 1985. A mediation session has been scheduled for early 2007, when a new settlement offer is expected to be submitted.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

Item 4: Submission of Matters to a Vote of Security Holders

On December 11, 2006, the Company held an Annual Meeting of Shareholders to elect four directors for a term of one year or until their successors are duly elected.

The nominees were each elected to the Board of Directors by the following votes:

	For Election	Against Election
David Vozick	9,753,726	287,305
Donald Rabinovitch	9,768,426	272,605
Jack Becker	9,752,726	288,305
Robert Blatt	9,767,821	273,210

Item 6: Exhibits.
31.1	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a - 14 (a).
31.2	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a - 14 (a).
31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a - 14 (a).

32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION (Registrant)

By:	/s/ David Vozick
David Vozick Chairman of the Board, (Co-Principal Executive Officer) Secretary, Treasurer Date: February 12, 2007

By:	/s/ Donald Rabinovitch
Donald Rabinovitch President (Co-Principal Executive Officer) Date: February 12, 2007

By:	/s/ Elise Nissen
Elise Nissen Chief Financial Officer (Principal Financial and Accounting Officer) Date: February 12, 2007