Form 10-Q
period 2007-03-31
AFP IMAGING CORP
filed 2007-05-15
CIK 319126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2007

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

The registrant had 17,928,800 shares of its common stock outstanding as of May 11, 2007.

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

In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2007, and its results of operations for the nine and three-month periods ended March 31, 2007 and 2006, and its cash flows for the nine-month periods ended March 31, 2007 and 2006, consisting of normal recurring adjustments, have been included. The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods.

Item 1: FINANCIAL STATEMENTS
AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Balance Sheets - March 31, 2007 and June 30, 2006

Assets	March 31,	June 30,	Liabilities and Shareholders' Equity	March 31, 2007	June 30,
	2007	2006		2007	2006
	(Unaudited)			(Unaudited)
Current Assets:			Current Liabilities:
Cash and cash equivalents	$4,057,813	$5,213,289	Current portion of long-term debt	$385,618	$-
Accounts receivable, less allowance for			Accounts payable	2,431,473	2,035,117
doubtful accounts of $110,000 and			Accrued expenses	1,640,545	1,565,174
$90,000, respectively	2,928,864	2,757,114	Total current liabilities	4,457,636	3,600,291
Inventories	4,907,598	4,834,510
Prepaid expenses and other current assets
assets	220,275	97,189	Deferred Liabilities	218,949	71,204
Deferred income taxes	680,000	680,000
			Total liabilities	4,676,585	3,671,495
Total current assets	12,794,550	13,582,102
			Common Stock subject to registration rights	---	4,744,323

Property and Equipment
At cost	1,946,765	1,828,149	Shareholders’ Equity:
Less accumulated depreciation	(1,620,958)	(1,450,484)	Preferred stock - $.01 par value; authorized
	325,807	377,665	5,000,000 shares, none issued	-	-
			Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 12,428,800 and 12,345,994 (including 2,777,777 shares subject to registration rights) shares at March 31, 2007, and June 30, 2006, respectively	124,288	95,682
Other Assets	1,913,916	380,797	Common stock warrants	91,131	110,931
			Paid-in capital in excess of par	16,571,129	11,805,852
			Accumulated deficit	(6,428,860)	(6,087,719)
			Total shareholders' equity	10,357,688	5,924,746

			Total Liabilities and Shareholders'
Total Assets	$15,034,273	$14,340,564	Equity	$15,034,273	$14,340,564

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,			Nine Months Ended March 31,

	2007		2006	2007		2006

Net sales		$7,126,326	$7,173,942		$20,503,091	$18,663,935

Cost of sales		4,680,120	4,481,436		13,164,432	11,571,521

Gross profit		2,446,206	2,692,506		7,338,659	7,092,414

Selling, general and administrative expenses		2,651,343	2,011,530		7,174,740	5,811,177
Research and development expenses		167,554	183,014		541,090	527,593
		2,818,897	2,194,544		7,715,830	6,338,770

Operating income/(loss)		(372,691)	497,962		(377,171)	753,644

Interest income, net of (interest expense)		13,530	(8,851)		70,442	(64,173)

Income/(loss) before provision for income taxes		(359,161)	489,111		($306,729)	689,471

Provision for income taxes		19,768	(1,510)		34,412	(1,510)

Net income/(loss)		($378,929)	$490,621		($341,141)	$690,981

Net income/(loss) per common share:
Basic		($.03)	$.05		($.03)	$.07
Diluted	$	---	$.05	$	---	$.07

Weighted average outstanding common stock:
Basic		12,428,800	9,568,217		12,410,604	9,558,533
Diluted		---	10,050,532		---	10,053,422

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries Condensed Consolidated Statements of Shareholders’ Equity For the Nine Months Ended March 31, 2007 and 2006
	(Unaudited)

	Common Stock	Common Stock Warrants	Paid-in Capital In Excess of Par	Accumulated Deficit	Total

Balance June 30, 2005	$94,077	$19,800	$11,641,821	$(7,093,067)	$4,662,631

Issuance of 160,500 shares of common stock in connection with the exercise of stock ptions	1,605	---	81,633	---	83,238

Stock-based compensation expense	---	---	60,196	---	60,196

Issuance of common stock warrants	---	91,131	---	---	91,131

Net income for nine months
ended March 31, 2006	---	---	---	690,981	690,981

Balance March 31, 2006	$95,682	$110,931	$11,783,650	$(6,402,086)	$5,588,177

Balance June 30, 2006	$95,682	$110,931	$11,805,852	$(6,087,719)	$5,924,746

Issuance of 82,800 shares of common stock in connection with the exercise of common stock warrants	828	(19,800)	18,972	---	---

Cumulative effect adjustment to reclassify common stock subject to registration rights from temporary equity	27,778	---	4,716,545	---	4,744,323

Stock-based compensation expense	---	---	42,329	---	42,329

Additional fees associated with issuance of common stock in May 2006	---	---	(12,569)	---	(12,569)

Net loss for nine months ended
March 31, 2007	---	---	---	(341,141)	(341,141)
Balance March 31, 2007	$124,288	$91,131	$16,571,129	$(6,428,860)	$10,357,688

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
	2007	2006

Cash flows from operating activities:
Net income/(loss)	($341,141)	$690,981
Adjustments to reconcile net income/(loss) to net cash provided by operating activities-
Depreciation and amortization	177,044	171,170
Non-cash compensation expense	42,329	60,196
Write-off of deferred financing costs	75,000	---
Marked to market gain on Euro hedge contract	(137,237)	---
Change in assets and liabilities:
(Increase) in accounts receivable	(171,750)	(319,842)
(Increase)/decrease in inventories	(73,088)	139,265
Decrease/(increase) in prepaid expenses and other assets	4,951	(31,738)
Increase in accounts payable	396,356	498,996
Increase/(decrease) in accrued expenses	75,371	(48,929)
Increase/(decrease) in deferred liabilities	147,745	(33,165)

Total adjustments	536,721	435,953

Net cash provided by operating activities	195,580	1,126,934

Cash flows from investing activities:
Purchases of property and equipment	(118,616)	(192,063)
Costs related to a proposed acquisition	(1,605,489)	---

Net cash used in investing activities	(1,724,105)	(192,063)

Cash flows from financing activities:
Borrowing of debt	385,618	---
Repayment of debt	---	(652,363)
Proceeds from exercise of common stock options	---	83,238
Payment of fees associated with issuance of common stock in May 2006	(12,569)	---

Net cash provided/(used by) by financing activities	373,049	(569,125)

Net (decrease)/increase in cash and cash equivalents	(1,155,476)	365,746

Cash and cash equivalents, at beginning of period	5,213,289	331,009

Cash and cash equivalents, at end of period	$4,057,813	$696,755

Supplemental cash flow disclosures: Cash paid during the periods for-
Interest	$96,508	$74,057
Income taxes, net of refunds	$27,482	4,563

Supplemental Schedule of Non Cash Activity:
Cashless exercise of common stock warrants	$19,800	---

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007
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

On April 19, 2007, the Company completed the acquisition of Quantitative Radiology srl, an Italian corporation (“QR”), by acquiring all of the outstanding share capital of QR from the shareholders. QR is a global supplier of state-of-the-art, in-office 3D dental computed tomography (CT). QR uses an imaging technology that features a cone shaped beam of x-rays (a CBCT scanner). The Company, prior to April 19, 2007, had acted as QR’s exclusive distributor in North and South America, excluding Brazil. Funding for the acquisition was principally derived from two sources, the first was the proceeds raised from a private offering of the Company’s common stock to equity investors and the second was the loan proceeds from ComVest Capital, LLC in connection with a term loan and revolving credit facility. In connection with the acquisition, the Company, entered into employment agreements with each of the former shareholders’ of QR. Each agreement contains a non-compete clause which prohibits the employee from engaging in activities competitive with the business of QR for a period of five years from the date of termination of employment.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements. The Company has granted the investors certain registration rights with respect to the resale of the shares acquired. The common stock was issued and sold pursuant to the exemption from registration afforded by Regulation D of the Securities Act of 1933, as amended. In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.

On April 13, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with ComVest Capital, LLC (“ComVest”) whereby ComVest agreed to lend the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility. The term loan bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007; and the revolving loans bear interest a rate per annum of two percent (2%) plus the prime rate and is payable in full on April 30, 2012. The Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to ComVest as collateral security for repayment of the loans. This new senior secured Revolving Credit and Term Loan Agreement replaced the Company’s previous $2.5 million senior secured credit facility, which was due to expire on September 21, 2007. See footnote 4, Long and Short Term Debt for a further discussion of this transaction.

Included in other assets at March 31, 2007 and June 30, 2006 is $1,880,985 and $350,496, respectively, relating to deferred costs in connection with the acquisition of QR, which was completed on April 19, 2007. QR’s financial results will be fully consolidated with those of the Company from April 19, 2007 onwards. These costs will be recorded as an addition to the purchase price of QR srl.

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

(2) Stock Option Plans:
The Company currently has in effect two employee incentive stock plans, under which approximately 1,100,000 shares of Company common stock were originally authorized and available for issuance. Options that are granted under the plans generally are either fully vested when granted or vest upon completion of specific length of employment. Under the terms of these plans, options to purchase common stock of the Company may be granted at not less than 85% of the fair market value of the stock on the date of grant (100% in the case of incentive stock options qualifying under Section 422A of the Internal Revenue Code (“ISOs”) or 110% in the case of ISOs granted to persons owning more than 10% of the outstanding stock of the Company).

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R. As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards. Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005. Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated. For the three and nine months ended March 31, 2007, non-cash stock based compensation expense related to stock option awards was $0 and $42,329 respectively, and for the three and nine months ended March 31, 2006, non-cash stock based compensation expense related to stock option awards was $34,346 and $60,196, respectively. These charges have all been included in operating expenses.

The fair value of each option granted under the Company’s incentive stock plans during the three and nine months ended March 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing method. Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of Company common stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on Company common stock and (d) risk-free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices. The expected dividend yield is zero as the Company has never paid dividends, does not currently anticipate paying any dividends in the foreseeable future and is restricted from paying dividends under the terms of its new senior secured debt. The weighted-average of the fair value of the options granted during the three and nine months ended March 31, 2007 was $0 and $2.15 per option, respectively, and the weighted-average of the fair value of the options granted during the three and nine months ended March 31, 2006 was $2.40 and $2.10 per option, respectively.

Stock options to purchase an aggregate of 20,000 shares of Company common stock were granted to the Company’s non-employee Board of Director members in the nine-month period ended March 31, 2007; no stock options were granted during the three-month period ended March 31, 2007, in accordance with the Company’s policy for non-employee director compensation. Stock options to purchase an aggregate of 10,000 shares of Company common stock were granted to the Company’s non-employee Board of Director members in each of the three-month periods ended September 30, 2005, December 31, 2005, and March 31, 2006 in accordance with the Company’s policy for non-employee director compensation. All of these stock options were issued with a ten-year useful life.

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

On May 2, 2006, the Company issued 2,777,777 shares of its common stock in a private placement to selected institutional and other accredited investors. The offering price was at $1.80 per share. In conjunction with the private placement, the Company has granted the investors certain registration rights with respect to the resale of the shares acquired. No warrants were issued to the investors in this private placement. The Company incurred fees of approximately $256,000 including all placement fees and related legal and accounting expenses. The Company used the entire net proceeds for the acquisition of QR on April 19, 2007.

With respect to the above described financing, the Company filed a registration statement which was declared effective on July 14, 2006. If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors. Additionally, the Company is required to file amendments to the registration statement as necessary to keep the registration effective for 24 months from the closing date. In accordance with the provisions of FSP EITF 00-19-2, the Company has reclassified this private placement from temporary equity to shareholders’ equity on the accompanying balance sheet as of March 31, 2007. At June 30, 2006, the net proceeds were classified as temporary equity in accordance with the provisions of EITF Topic D-98. The Company has maintained this registration statement since it was declared effective and believes that any future payments related to this registration statement are remote. Therefore, in accordance with SFAS 5, Accounting for Contingencies, no corresponding contingent liability has been recorded.

In August and September 2006, the Company’s previous senior secured lender chose to exercise its warrant to purchase 100,000 shares of the Company’s common stock into 82,806 shares of common stock in a cashless exercise in a manner as specified in the warrant.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements. The Company has granted the investors certain registration rights with respect to the resale of the shares acquired. The common stock was issued and sold pursuant to the exemption from registration afforded by Regulation D of the Securities Act of 1933, as amended. In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.

The following is a reconciliation from basic to diluted shares for the three and nine months ended March 31, 2007 and 2006:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Basic Shares	12,428,800	9,568,217	12,410,604	9,558,533
Dilutive:
Options	---	398,235	---	410,176
Warrants	---	84,080	---	84,713
Diluted Shares	12,428,800	10,050,532	12,410,604	10,053,422

The diluted weighted average number of shares outstanding for the nine months ended March 31, 2007 and 2006 does not include the potential exercise of the following stock options and warrants, as such amount were antidilutive,

	Nine months ended March 31,
	2007	2006
Options	843,900	25,000
Warrants	50,000	---
Diluted Shares	893,900	25,000

(4) Short Term Debt:
On April 13, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with ComVest Capital, LLC (“ComVest”) whereby ComVest agreed to lend the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility. The term loan bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007 in 53 equal monthly installments of $92,592.60 with a final balloon payment of all remaining amounts due there-under on April 30, 2012. The term loan is further subject to mandatory prepayment to the extent of 50% of proceeds received by the Company in connection with the sale of its capital stock unless such proceeds are utilized to acquire another business. The revolving loans bear interest a rate per annum of two percent (2%) plus the prime rate and is payable in full on April 30, 2012, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum “borrowing base” limitations, and has certain reporting requirements. This new senior secured Revolving Credit and Term Loan Agreement replaced the Company’s previous $2.5 million senior secured credit facility, which was due to expire on September 21, 2007.

Both loans are subject to mandatory prepayment in full in the event of certain “sale” events, including merger, sale of assets or change in control. The term loan is convertible by ComVest at any time into shares of the Company’s common stock at a conversion price of $2.37 per share. The term loan is convertible at the Company’s option upon the satisfaction of certain conditions, including a reported trading price equal to 175% of the conversion price, the common stock being traded on Nasdaq, and a certain minimum trading volume, among others. In addition, the Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to ComVest as collateral security for repayment of the loans. Further, each subsidiary agreed to guaranty performance of all of the Company’s obligations to ComVest.

As part of the transaction, the Company granted to ComVest an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants. The Company entered into a Registration Rights Agreement pursuant to which it has agreed to register the shares of common stock issuable upon exercise of the warrants and conversion of the term note.

(5) Inventory:
Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Production materials represent a small component of inventory at month-end due to the manufacturing cycle. The Company uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components. All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. At March 31, 2007 and June 30, 2006, inventories, net of reserves, consisted of the following:

	March 31, 2007	June 30, 2006
	(Unaudited)
Raw materials and sub-component parts	$2,155,515	$1,984,979
Work-in-process and finished goods	2,752,083	2,849,531
	$4,907,598	$4,834,510

(6) Income Taxes:
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. As of March 31, 2007, the Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that the Company will utilize these prior year net operating loss carry forwards. Should circumstance change and the Company determine that it will not be able to utilize its net operating loss carryforward, such as a continuous decline in future taxable income, the Company will reevaluate its valuation allowance. As of March 31, 2007, the Company had approximately $7.24 million in federal net operating loss carryforwards, and approximately $12.0 million in state net operating loss carryforwards.

The Company made several small state and federal tax payments in the nine months ended March 31, 2007, based on payments previously made during its fiscal year ended June 30, 2006.

(7) Commitments and Contingencies:
The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985. This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey. The Company maintains that its waste materials were of a general commercial nature. This claim was originally filed in 1998 by the federal government in United States District Court for the State of New Jersey, citing several hundred other third-party defendants. The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit. The Company's claimed liability was potentially assessed by the plaintiff at $150,000. The Company has joined, along with other involved defendants, in an alternative dispute resolution (ADR) process for smaller claims. An initial settlement amount was offered by this group, however, to date, no settlement has been reached. The potential cost to the Company based on this settlement offer has been assessed at $23,100. The Company accrued $11,550 as of June 2006, which represents the Company’s estimate of its potential liability, net of the Company’s insurance carrier’s agreed-upon contribution towards a potential settlement. The Company does not expect to receive any further information until after a mediation session is held, which has been scheduled for mid 2007. The Company cannot currently assess the amount of liability that could result from any adverse final outcome of this environmental complaint. The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in connection with this environmental claim.

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

(8) New Accounting Standards:
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is still evaluating the effects, if any; the adoption of FIN 48 will have on its results of operations and financial position.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements, and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The Company adopted FSP EITF 00-19-2 effective January 1, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, so as to improve financial reporting by providing entities with the opportunity to alleviate volatility in reported earnings. This Statement should expand the use of fair value measurement and permits all entities to choose to measure eligible items at fair value at specified election dates. The resulting unrealized gains or losses on items which the fair value option has been elected are to be reported in earnings. The Company is required to adopt SFAS No. 159, as applicable, beginning in July 2008. The Company is evaluating the effect of SFAS No. 159, but does not believe that there will be any material effect on the Company’s financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Resources and Liquidity

The Company’s working capital at March 31, 2007 decreased by approximately $1.64 million from June 30, 2006. This decrease is principally due to the payment of approximately $1.60 million in the current nine-month period related to the acquisition of QR srl that was completed on April 19, 2007. Such costs included a non-refundable down payment of $1.32 million in February 2007 (credited to the purchase price) and various legal and accounting charges, and were classified as deferred charges as of March 31, 2007. The decrease in working capital is also attributable to increases in the Company’s senior secured debt, accounts payable and accrued expenses, all offset by moderate increases in accounts receivables and inventory.

Operating cash flows were significantly lower in the current nine-month period principally due to the loss from operations. This loss is mainly attributable to lower gross margins based on the product mix towards more distributor goods, the strong Euro in relation to the US dollar, increased competition in the marketplace, as well as significantly higher marketing, sales distribution and administrative expenses. These expenses related to new and existing products and the development and growth of various new distribution channels to advance sales growth. These factors caused the Company to utilize its cash resources, resulting in increased borrowings on the senior secured debt. The Company is requiring advance deposits from its customers on the new-high dollar valued equipment, which is consistent with the vendor’s terms of sale. Otherwise, the Company has neither changed its payment policies to its vendors nor revised its payment terms with its customers.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements. The Company has granted the investors certain registration rights with respect to the resale of the shares acquired. The common stock was issued and sold pursuant to the exemption from registration afforded by Regulation D of the Securities Act of 1933, as amended. In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering. The net proceeds were used to fund a portion of the purchase price of QR srl, which was completed on April 19, 2007.

On May 2, 2006, the Company completed a private placement of its common stock to a group of institutional and other accredited investors. The Company sold a total of 2,777,777 shares of its common stock at $1.80 per share. The Company has granted the investors certain registration rights with respect to the resale of the shares acquired. The Company used the net proceeds to fund a portion of the purchase price of QR srl, which was completed on April 19, 2007.

With respect to the above described financing, the Company filed a registration statement which was declared effective on July 14, 2006. If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors. Additionally, the Company is required to file amendments to the registration statement as necessary to keep the registration effective for 24 months from the closing date. In accordance with the provisions of FSP EITF 00-19-2, the Company has reclassified this private placement from temporary equity to shareholders’ equity on the accompanying balance sheets. The Company has maintained this registration statement since it was declared effective and believes that any future payments related to this registration statement are remote. Therefore, in accordance with SFAS 5, Accounting for Contingencies, no corresponding contingent liability has been recorded.

On April 13, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with ComVest Capital, LLC whereby ComVest agreed to lend the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility. The term loan bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007 in 53 equal monthly installments of $92,592.60 with a final balloon payment of all remaining amounts due there-under on April 30, 2012. The term loan is further subject to mandatory prepayment to the extent of 50% of proceeds received by the Company in connection with the sale of its capital stock unless such proceeds are utilized to acquire another business. The revolving loans bear interest a rate per annum of two percent (2%) plus the prime rate and is payable in full on April 30, 2012, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum “borrowing base” limitations, and has certain reporting requirements. This new senior secured Revolving Credit and Term Loan Agreement replaced the Company’s previous $2.5 million senior secured credit facility, which was due to expire on September 21, 2007. The proceeds were used to fund a portion of the purchase price of QR srl, which was completed on April 19, 2007 and for ongoing working capital requirements.

Both loans are subject to mandatory prepayment in full in the event of certain “sale” events, including merger, sale of assets or change in control. The term loan is convertible by ComVest at any time into shares of the Company’s common stock at a conversion price of $2.37 per share. The term loan is convertible at the Company’s option upon the satisfaction of certain conditions, including a reported trading price equal to 175% of the conversion price, the common stock being traded on NASDAQ, and a certain minimum trading volume, among others. In addition, the Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to ComVest as collateral security for repayment of the loans. Further, each subsidiary agreed to guaranty performance of all of the Company’s obligations to ComVest.

As part of the transaction, the Company granted to ComVest an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants. The Company entered into a Registration Rights Agreement pursuant to which it has agreed to register the shares of common stock issuable upon exercise of the warrants and conversion of the term note.

In August and September 2006, the Company’s former senior secured lender chose to exercise its warrant to purchase 100,000 shares of the Company’s common stock by converting the warrant into 82,806 shares of common stock in a cashless exercise in a manner as specified in the warrant. This warrant was due to expire in September 2006.

Capital expenditures for the first nine months of fiscal 2007 were approximately $118,600, consisting of the purchase of several new high-end sales demonstration computers, an additional module for the Customer Relationship Management system, a sales tax module, improvements to the Company’s existing network, and tooling expenditures related to the redesign, development and production of new imaging products.

The Company’s historical operating cash flows generally have been positive; however, the Company is dependent upon its Revolving Credit and Term Loan Agreement with ComVest to finance its ongoing operations. The Company expects its worldwide working capital requirements will continue to be financed by operations, both in the United States and Italy, with the completion of the acquisition of QR srl, and from borrowings on the Revolving Credit and Term Loan Agreement. It is believed that the Revolving Credit and Term Loan Agreement is sufficient to finance the Company’s ongoing worldwide working capital requirements for the foreseeable future. The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than an unexpected material adverse conclusion to an ongoing environmental litigation case, which are reasonably likely to result in a significant increase or decrease in its liquidity or capital resources within the foreseeable near-term future. As of May 1, 2007, the Company had available approximately $999,300 of unused credit under the Revolving Credit and Term Loan Agreement. No assurances can be given that the Company will have sufficient cash flow in the long term.

The Company is continuing to investigate various strategies to increase its market share. Some of these strategies could involve the acquisition of one or more businesses or product line distributions. There are no assurances that the Company will be able to identify any suitable acquisition candidate(s), or, if so identified, be able to enter into a definitive agreement with such candidates on terms favorable to the Company.

Included in other assets at March 31, 2007 and June 30, 2006 is $1,880,985 and $350,496, respectively, relating to deferred costs in connection with the acquisition of QR, which was completed on April 19, 2007. QR’s financial results will be fully consolidated with those of the Company from April 19, 2007 onwards.

Results of Operations

Fluctuations in Operating Results
The Company’s operating results have varied in the past and are likely to vary in the future. Due to variations that the Company has experienced in operating results, management does not believe that period-to-period comparisons of results of operations are necessarily meaningful or reliable as indicators of future performance. These variations result from several factors, many of which are out of the Company’s control, and include the following:

▪	changes in technology,
▪	changes in product mix,
▪	the timing of industry trade shows,
▪	the timing of new product introductions by the Company as well as by its competitors, and
▪	currency fluctuations.

Nine Months Fiscal 2007 Versus Nine Months Fiscal 2006

Sales increased approximately $1,839,100, or 9.9%, between the Fiscal 2006 and Fiscal 2007 nine-month periods. The Company’s veterinary products business increased 31%, mainly due to the introduction in mid-Fiscal Year 2006 of a digital imaging system for equine patients and general purpose x-ray systems (analog and digital) specifically designed for all veterinary applications. In addition, there is continuing demand for our filmless digital dental radiography system which showed a 16% increase in human and veterinary sales in the current nine-month period. In June 2006, the Company became the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for a three-dimensional dental x-ray imaging system manufactured in Italy by QR srl (which the Company acquired on April 19, 2007). It produces computer generated three-dimensional images which are a significant improvement over conventional two-dimensional x-ray images. The Company sells this product into both the dental and the medical ENT market and experienced new sales growth with this product. The Company’s analog film processor business showed a decline of approximately 19% in the current nine-month period as health-care professionals continue to migrate to digital imaging equipment, much of which the Company also supplies. The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products, resulting in a 30.5% increase in international sales between the periods.

Gross profit as a percent of sales decreased 2.2 percentage points between the Fiscal 2006 and Fiscal 2007 nine-month comparable periods. Material costs as a percent of sales increased 3.7 percentage points, as the Company is selling more high dollar value distributor goods, which tend to have lower gross margins. Many of the distributor goods are imported, and the Company has realized additional costs with the strong Euro to the US dollar. Labor and overhead costs, while the dollar values decreased slightly between the periods, decreased 1.5 percentage points due to much higher sales in the current nine-month period.

Selling, general, and administrative costs increased approximately $1,363,600 or 23.5%, between the Fiscal 2006 and Fiscal 2007 nine-month comparable periods. This increase is due to several factors, including: (1) the write-off of certain deferred financing costs incurred in the previous fiscal year as the Company chose not to utilize that lender; (2) an approximate 7% increase in general and administrative costs associated with the increase in sales; (3) approximately a $90,000 increase in technical support costs related to the new digital equipment the Company is selling, that require a devoted infrastructure support system; (4) an increase in marketing and sales costs of approximately $560,000 in the current nine-month period due to (a) the Company’s aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment, including attendance at two large international tradeshows, development of new brochures and advertising materials, and the related travel and entertainment expenses, (b) pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets, (c) attendance and exhibition at two other large international trade shows in Europe and (d) an increase in general operating expenses, based on increased sales levels; and (5) approximately $500,000 related to the acquisition in mid-December 2006 of a new distinct distribution channel to implement various methods to increase sales levels. Included in selling, general and administrative costs in Fiscal 2007 is $137,237 of income related to the marked to market gain on a Euro hedge contract purchased in March 2007 associated with the purchase of QR srl on April 19, 2007, as the purchase price was in Euro.

Research and development costs increased approximately $13,500, or 2.6%, between the Fiscal 2006 and Fiscal 2007 nine-month comparable periods. The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands. Research and development costs are generally expected to continue to increase over the next several years as part of the Company’s strategy to develop and market additional high tech digital products.

For the nine-month period ended March 31, 2007 (FY 2007), net interest income was $70,442. For the nine-month period ended March 31, 2006 (FY 2006), net interest expense was $64,173. There was approximately $176,800 of interest income in Fiscal Year 2007 compared to approximately $6,000 in Fiscal year 2006. The increase in interest income is due to the private placement the Company completed in May 2006, whereby all the proceeds have been invested in a diversified US Treasury Money Market Fund. There was approximately $106,400 of interest expense in the current nine-month period, compared to approximately $70,100 in the comparable period in the prior year. The current nine-month period had approximately $400,000 more in average borrowings on the senior secured debt and had a slightly higher average interest rate, which is based on the prime rate of borrowing.

The Company made several small state and federal tax payments in the nine-months ended March 31, 2007, based on payments previously made during its fiscal year ended June 30, 2006. The Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years; the Company believes it is likely that it will utilize these prior year net operating loss carry forwards. As of March 31, 2007, the Company had approximately $7.24 million in federal net operating loss carryforwards, and approximately $12.0 million in state net operating loss carryforwards.

Third Quarter Fiscal 2007 Versus Third Quarter Fiscal 2006

Sales for the third quarter fiscal year 2007 were $7.13M, a slight decrease of $47,600 or .7% compared to the third quarter fiscal 2006. In June 2006, the Company became the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for a three-dimensional dental x-ray imaging machine manufactured in Italy, by QR srl (which the Company acquired on April 19, 2007). It produces computer generated images that are a significant improvement over conventional two-dimensional x-ray images. The Company sells this product into both the dental and the medical ENT market and continues to experience significant growth with this product. There is continuing demand for our filmless digital dental radiography system in both the human and veterinary marketplaces. These increases in sales were offset by decreases in (a) the Company’s veterinary products business which decreased approximately 5.8%, mainly due to vendor production issues which have now been resolved and (b) a decline of approximately 19% for analog film processors, as health-care professionals continue to choose to upgrade to digital imaging equipment, much of which the Company also supplies. The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products.

Gross profit as a percent of sales decreased 3.2 percentage points between the third quarter Fiscal 2006 and the third quarter Fiscal 2007 comparable periods. Material costs as a percent of sales increased 3.8 percentage points, as the Company is selling more high dollar value distributor goods, which tend to have lower gross margins. Many of the distributor goods are imported, and the Company has realized additional costs with the strong Euro to the US dollar. Labor and overhead costs decreased approximately $52,000 as well as decreased .6 percentage points.

Selling, general, and administrative costs increased approximately $640,000 or 31.8%, between the third quarter Fiscal 2006 and the third quarter Fiscal 2007. This increase is due to several factors, including: (1) approximately $430,000 related to the acquisition in mid-December 2006 of a new distinct distribution channel to implement various methods to increase sales levels; (2) a 6.5% increase in general and administrative costs associated with the increase in sales; (3) an approximately $70,000 increase in technical support costs related to the new digital equipment the Company is selling, which require a devoted infrastructure support system; and (4) an increase in marketing and sales costs of approximately $160,000 in the current third quarter Fiscal 2007 due to (a) the Company’s continued aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment and the associated travel and entertainment expenses, (b) pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets, (c) attendance and exhibition at two large international trade shows in Europe and (d) an increase in general operating expenses, based on increased sales levels. Included in selling, general and administrative costs in the third quarter Fiscal 2007 is $137,237 of income related to the marked to market gain on a Euro hedge contract purchased in March 2007 associated with the purchase of QR srl on April 19, 2007, as the purchase price was in Euro.

Research and development costs decreased slightly by approximately $15,400, or 8.4%, between the third quarter Fiscal 2006 and third quarter Fiscal 2007, mainly due to the timing of the completion of certain software projects in the prior year. The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements. Research and development costs are generally expected to continue to increase over the next several years as part of the Company’s strategy to develop and market additional digital products.

For the three-month period ended March 31, 2007, net interest income was $13,530. For the three-month period ended March 31, 2006, net interest expense was $8,851. There was approximately $53,000 of interest income in the third quarter Fiscal Year 2007 compared to approximately $1,500 in the third quarter Fiscal Year 2006. The increase in interest income is due to the private placement the Company completed in May 2006, whereby all the proceeds have been invested in a diversified US Treasury Money Market Fund. There was approximately $39,500 of interest expense in the current third quarter, compared to approximately $10,300 in the comparable period in the prior year. The current third quarter period had approximately $1.03 million more in average borrowings on the senior secured debt and had a slightly higher average interest rate, which is based on the prime rate of borrowing.

The Company made several small state and federal tax payments in the third quarter ended March 31, 2007, based on payments previously made during its fiscal year ended June 30, 2006. The Company has recorded a deferred tax asset of $680,000, which primarily relates to losses recorded in prior years, and which the Company believes it is likely that it will utilize these prior year net operating loss carry forwards. As of March 31, 2007, the Company had approximately $7.24 million in federal net operating loss carryforwards, and approximately $12.0 million in state net operating loss carryforwards.

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

The Company offers extended warranties in connection with sales of its digital sensors. The Company is continuing to monitor the rate and costs of claims and review the adequacy of its warranty liability and make any changes as, and if, necessary. If the Company experiences significant increased warranty claims or activity, or the warranty claims exceed the currently reserved amount, the warranty reserve will be increased, resulting in decreased gross profit during the period(s) in which the warranty reserve is increased.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings and cash flows are subject to changes in interest rates (i.e., short-term, prime-based interest rates) from its borrowings under its senior secured debt. The Company does not believe that it is materially exposed to changes in interest rates; as at March 31, 2007, there was approximately $385,600 in total debt outstanding. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

The Company’s earnings and cash flows are subject to foreign currency exchange rate risk, specifically the Euro/Dollar and the Yen/Dollar. The Company does not believe that it is materially exposed to foreign currency exchange rate risk due to the volume of purchases in foreign currency relative to purchases in US dollars; however, the relative strength/weakness of the Dollar to the Euro or to the Yen does affect the Company’s gross profit. The Company regularly monitors all changes in foreign currency and may adjust its pricing to customers to reflect these changes. The Company purchased a Euro hedge contract in March 2007 to limit the Company’s foreign currency exchange rate risk associated with the purchase of QR srl on April 19, 2007, as the purchase price was in Euro.

Item 4: Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our Co-Chief Executive Officers and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15 (e) of the Securities Exchange Act of 1934 (the “Act”)). Based on their review and evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

During the quarter ended March 31, 2007, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect, or would be reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were necessary.

Part II Other Information

Item 1: Legal Proceedings.

Reference is made to Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

A status conference was held in November 2006 relating to the environmental claim involving a property in New Jersey owned by the Company between August 1984 and June 1985. A mediation session has been scheduled for mid 2007, when a new settlement offer is expected to be submitted.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements. The Company has granted the investors certain registration rights with respect to the resale of the shares acquired. The common stock was issued and sold pursuant to the exemption from registration afforded by Regulation D of the Securities Act of 1933, as amended. In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.

On April 13, 2007, the Company granted to ComVest Capital LLC, its new senior secured lender, an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 in respect of 266,666 warrants, $2.02 in respect of an additional 266,666 warrants, and $2.19 in respect of the remaining 266,668 warrants. The Company entered into a Registration Rights Agreement pursuant to which it has agreed to register the shares of common stock issuable upon exercise of the warrants and conversion of the term note.

Item 6: Exhibits.

4.1	-	Form of Subscription Agreement utilized in a private placement of common stock, effective April 12, 2007.
4.2	-	Common Stock Purchase Warrant issued to ComVest Capital, LLC, dated April 13, 2007.
4.3	-	Common Stock Purchase Warrant issued to ComVest Capital, LLC, dated April 13, 2007.
4.4	-	Common Stock Purchase Warrant issued to ComVest Capital, LLC, dated April 13, 2007.
10.1	-	Preliminary Contract for Share transfer by and between QR Imaging S.r.l., NIM S.R.L., Gianmaria Tommasi, Mara Tacconi, Attilio Tacconi and Mozzo Pierluigi, dated February 22, 2007.
10.2	-	Revolving Credit and Term Loan Agreement by and between ComVest Capital, LLC and AFP Imaging Corporation, dated April 13, 2007.
10.3	-	Guaranty Agreement made by Dent-X International Inc., QR Imaging USA Inc. and Visiplex Instruments Corporation in favor of ComVest Capital, LLC, dated April 13, 2007.
10.4	-	Collateral Agreement by and among AFP Imaging Corporation, Dent-X International Inc., QR Imaging USA, Inc., Visiplex Instruments Corporation and ComVest Capital, LLC, dated April 13, 2007.
10.5	-	Registration Rights Agreement by AFP Imaging Corporation, made as of April 13, 2007.
10.6	-	Convertible Term Note issued by AFP Imaging Corporation to ComVest Capital, LLC, dated April 13, 2007.
10.7	-	Revolving Credit Note issued by AFP Imaging Corporation to ComVest Capital, LLC, dated April 13, 2007.
10.8	-	Notice of Patent Security Agreement, dated April 13, 2007.
10.9	-	Notice of Trademark Security Agreement, dated April 13, 2007.
10.10	-	Cooperation Agreement between QR S.r.l. and Gianmaria Tommasi, effective April 19, 2007.
10.11	-	Contract among QR S.r.l., Attilio Tacconi and Mozzo Pierluigi, effective April 19, 2007.
10.12	-	Contract between QR S.r.l. and Mara Tacconi, effective April 19, 2007.
31.1	-	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a - 14 (a).
31.2	-	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a - 14 (a).
31.3	-	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a - 14 (a).
32.1	-	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.
32.2	-	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.
32.3	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes - Oxley Act of 2002.

Signatures

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION
 (Registrant)

/s/ David Vozick
David Vozick
Chairman of the Board, (Co-Chief Executive Officer) Secretary, Treasurer Date: May 15, 2007

/s/ Donald Rabinovitch
Donald Rabinovitch
President (Co-Chief Executive Officer) Date: May 15, 2007

/s/ Elise Nissen
Elise Nissen
Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 15, 2007