Form 10-K
period 2007-06-30
AFP IMAGING CORP
filed 2007-10-12
CIK 319126

United States

Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K

(X)   Annual Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934
        For the fiscal year ended June 30, 2007
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
YES (X)    NO (  ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  (  )                                                      Accelerated Filer  (  )                                           Non-Accelerated Filer  ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )    NO ( X).

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 29, 2006 was approximately $12,540,373.  On such date, the average of the closing bid and asked prices of the Registrant’s Common Stock, as reported by the OTC Bulletin Board, was $1.40.

The registrant had 17,928,800 shares of Common Stock outstanding as of September 24, 2007.

The information required by Part III of Form 10-K is incorporated by reference to the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Introductory Note – Forward - Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Reform Act of 1995.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, “We”, “Our”, “Us” or, the “Company”) or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements.  Forward-looking statements may be identified by terminology such as “may,”  “will,” project,”  “expect,”  “believe,” “would,” “could,”  “estimate,”  “anticipate,”  “intend,” “continue,”  “potential,”  “opportunity” or similar terms, variations of such terms, or the negative of such terms or variations.  Potential risks, uncertainties and factors include, but are not limited to,
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

Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-K for the year ended June 30, 2007, and the Company’s other filings with the SEC.  These reports attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition and results of operations and prospects.  The forward - looking statements made in this Annual Report on Form 10-K speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company’s expectations or future events.

Part I

Item 1.  Business

a) General Development of Business

AFP Imaging Corporation was organized on September 20, 1978 under the laws of the State of New York.  Since then, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating and/or capturing medical and dental diagnostic images.  The products utilize electronic and radiographic technologies, as well as the chemical processing of photosensitive materials.  The Company is ISO 9001 certified.  Veterinary and industrial professionals also use the Company’s imaging products.  The Company distributes in world-wide markets, under various brand names and trademarks, through a network of independent and unaffiliated dealers.  Certain digital imaging products are also sold and distributed by the Company directly to dental professional end users, through a new distribution channel, acquired in fiscal year 2007.

The Company’s primary objective is to be a leading provider of cost effective, diagnostic radiographic products for applications in the medical, dental, veterinary and industrial imaging fields.  The Company is concentrating on:
•	continually broadening is product offerings in the transition from x-ray film to electronic imaging,
•	enhancing both its domestic and international distribution channels, and
•	expanding its world-wide market presence in the diagnostic, dental imaging field.

On April 19, 2007, the Company completed the acquisition of Quantitative Radiology srl, an Italian corporation (“QR”), by acquiring all of the outstanding share capital of QR from the shareholders.  QR is a global supplier of state-of-the-art, in-office three-dimensional dental computed tomography (CT).  QR uses an imaging technology that features a cone shaped beam of x-rays (a CBCT scanner).  The Company, prior to April 19, 2007, had acted as QR’s exclusive distributor in North and South America, excluding Brazil.  Funding for the acquisition was principally derived from two sources; the first was the proceeds raised from a private offering of the Company’s common stock to equity investors and the second was a portion of the loan proceeds from ComVest Capital, LLC in connection with a term loan and revolving credit facility.  In connection with the acquisition, the Company, entered into employment agreements with each of the former shareholders’ of QR.  Each agreement contains a non-compete clause which prohibits the employee from engaging in activities competitive with the business of QR for a period of five years from the date of termination of employment.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements.  The common stock was issued and sold pursuant to the exemption from registration afforded by Regulation D of the Securities Act of 1933, as amended.  In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.  The proceeds were used for the purchase of QR.  The Company has granted the investors certain registration rights with respect to the resale of the shares acquired and agreed to register these shares of common stock.  The Company is subject to specific penalties if the registration statement is not filed within a certain time.  The Company has received an extension of the time allowed to file this registration statement from the investors until October 15, 2007, so as to incorporate the information contained within this Annual Report on Form 10K.  The Company believes that any payments of penalties related to this registration statement are remote.

On April 13, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with ComVest Capital, LLC (“ComVest”) whereby ComVest agreed to lend the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility.  The term loan bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007; and the revolving loans bear interest at a rate per annum of two percent (2%) plus the prime rate and is payable in full on April 30, 2012.  The Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to ComVest as collateral security for repayment of the loans.  This new senior secured Revolving Credit and Term Loan Agreement replaced the Company’s previous $2.5 million senior secured credit facility, which was due to expire on September 21, 2007.  As part of the transaction, the Company granted to ComVest an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants.  The Company entered into a Registration Rights Agreement pursuant to which it has agreed to register the shares of common stock issuable upon exercise of the warrants and conversion of the term note. The Company is subject to specific penalties if the registration statement is not filed within a certain time and then declared effective within a certain time.  The Company must also use its best efforts to keep the registration statement effective during the applicable registration period.  The Company has received an extension of the time allowed to file this registration statement from ComVest until October 15, 2007, so as to incorporate the information contained within this Annual Report on Form 10K.  The Company believes that any payments of penalties related to this registration statement are remote.

In December 2006, the Company completed the acquisition of a domestic distribution channel for a portion of its digital, dental product line.  This channel will provide the Company with an additional sales and support function and will focus on direct sales to the actual professional end user . The Company will also maintain its historic dealer sales, where applicable.  Digital, dental products sold through this channel will also utilize the Company’s various brands.  Evolving market trends, distributor consolidations and competition requires that the Company develop this capability for direct, domestic sales representation.

In May 2006, the Company completed a private offering of its common stock to selected institutional and other accredited investors.  The offering was priced at $1.80 per share and 2,777,777 shares of common stock were sold.  The proceeds were used for the purchase of QR.

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

b) Financial Information about Industry Segments

The Company is engaged in one industry segment; the manufacture and distribution of medical and dental x-ray imaging equipment and accessories.  Prior to July 2001, when the Company sold the assets related to its graphic arts subsidiary, the Company had been engaged in two industry segments, the manufacture and distribution of medical/dental x-ray equipment and accessories, and graphic arts, film processing equipment.  The Company has agreed not to compete in this same business line of graphic arts film processing equipment for ten years, to expire in July 2011.  The Company’s business segments, until July 2001, were based on significant differences in the nature of the Company’s operations, including distribution channels and customers.  The composition of the current industry segment is consistent with that used by the Company’s management in making strategic decisions.  See Notes to the Consolidated Financial Statements for further discussion of industry segments.

c) Narrative Description of Business

Principal Products and Services

Cone Beam CT Scanners – Three Dimensional Imaging
The Company, through QR, its Italian subsidiary, designs, manufactures and distributes a dental CT scanner capable of generating and reconstructing three-dimensional images of the teeth, jaws and surrounding dental anatomy.  For many clinical procedures, it is an important diagnostic improvement over historical two-dimensional film images.  The system utilizes a conical shaped x-ray cone beam (“CBCT”) that rotates around the skull and passes through the teeth, at many angles, thus creating unique, radiographic, dental information that is captured digitally.  The Company’s proprietary software then reconstructs a three-dimensional image from the data.  QR has been providing this technology to world-wide markets for over ten years.  The primary users are dentists, implant specialists, oral surgeons and orthodontists, as well as Ear, Nose and Throat medical specialists. The configuration includes a horizontal patient table support system that assists positioning for complex cases involving the elderly, the infirm or small children.  The Company has also introduced a vertical, standing CBCT model where a patient can be seated or standing upright during the examination.  This model also provides user flexibility for smaller examination rooms.  The Company completed the acquisition of QR on April 19, 2007.

Digital Dental and Large Body Digital Imaging Systems – Two Dimensional Imaging
The Company manufactures, distributes and services film-less, digital radiography sensors in various image format sizes, utilizing x-rays and electronic imaging software.  The equipment generates and captures two dimensional, dental x-ray images with these sensors, in place of film, and then displays them using the Company’s software.  Digital radiographic systems, referred to as DR Systems (direct radiography), have practical applications in both human and companion animal diagnostics.  Veterinary dentistry has become a growing and important discipline and treatment procedure.

The Company has developed proprietary software for each application.  DR systems can be either “postage stamp size”, larger for equine applications or in the largest format to be installed in x-ray tables for companion animal (pets) whole body examinations.  The primary benefit for the professional is the improved display of diagnostic information, clinical efficiency and the flexibility of electronic radiographs for referrals and storage.

Dental X-Ray Systems
The Company distributes digital and analog dental x-ray machines, manufactured by others.  The Company has the exclusive distribution rights in the North American markets for a well established, European-designed, intraoral dental x-ray and a panoramic/cephalometric dental x-ray unit. The latter provides, all in one view, a full format image for the diagnosis of the entire upper and lower dental arches and jaws.  These dental products can be supplied to the market with a digital, filmless x-ray sensor that is compatible with the Company’s software.  Panoramic units are typically used by dentists, orthodontists, oral surgeons, and endodontists for specific patient treatment plans where three dimensional imaging is not required.  When existing, installed equipment utilizes analog x-ray film that can be developed in the Company’s well established line of processors.

Veterinary Imaging and Radiographic Table Systems
The Company manufactures and distributes a line of x-ray tables and related equipment specifically designed for the veterinary marketplace.  They include x-ray systems for film or digital dental radiography, a portable digital imaging system for the diagnosis of equine extremities and a large size filmless, x-ray sensor used in conjunction with general radiographic equipment. The Company distributes general-purpose x-ray systems and related imaging components specifically designed for veterinary applications.  They are marketed under the Company’s trademark “VetTek.”  These systems are designed to offer the user either digital or film based image capture systems and allows the veterinarian to perform either dental or general radiography.

 X-Ray Processors & Accessories
The Company manufactures and distributes a line of medical, dental and industrial x-ray film processors.  These are commonly referred to as analog film-based systems.  The machines automatically process or develop x-ray films.  The exposed film is inserted into the equipment and returned to the operator developed, fixed, washed and dried.  The equipment can be located either in a dark room site or adapted to a daylight loading system.  These analog units are used for diagnostic x-ray imaging and industrial, non-destructive testing applications.  These products are distributed worldwide through an unaffiliated dealer network to doctors, dentists, veterinarians, hospitals, medical clinics, and the U.S. government.

Patents and Trademarks

The Company presently holds or has licensed a number of domestic and foreign utility patents, which the Company believes are material to the technology used in its products.  The Company’s intellectual property includes several patents obtained in connection with prior acquisitions.  The Company is not aware of any patents or other intellectual property held by others that conflict with the Company’s current product designs.  However, there can be no assurance that infringement claims will not be asserted against the Company in the future.  Patent applications have been filed where appropriate.  The Company owns several domestic and foreign trademarks, which it uses in connection with the marketing of its products, including:  AFP Imaging, DENT-X, ENDOS, EVA,  NewTom 3G, VetTek and DIGI-VET, among others.  The Company believes that these utility patents and trademarks are important to its operations and the loss or infringement by others of or to its rights to such patents and trademarks could have a material adverse effect on the Company.  Even with the patent rights for the Company’s products, the Company’s technology may not preclude or inhibit competitors from producing products that have substantially similar performance specifications as the Company’s products.

The Company has agreed to pay a nominal royalty on the domestic sales of its digital dental systems to a third party under a license for the use of the third party’s software format for the computer display of such images.  This royalty will cease if and when the Company introduces a modified version of its software which does not use the third party’s software format.  The Company also has agreed to pay a royalty to a third party on the worldwide sales of its digital dental sensors, under a license to use certain technology developed and owned by the third party and utilized in the sensor’s internal operations.  The Company is dependant to some degree on this third-party license, and the loss or inability to replace this license could result in increased costs as well as substantial delays or reductions in product shipments.  The principal technology applied to the construction of the Company’s other products may be considered proprietary.

Research and Development

The amounts spent by the Company during each of the Company’s last three fiscal years on primary research activities relating to the development of new products and the improvement of existing products, all of which was Company sponsored, are as follows:

Year Ended June 30,
2007	2006	2005
$1,021,766	$696,700	$435,813

The Company conducts research and development activities internally in its Elmsford, New York facility as well as in its Verona, Italy facility, and contracts out certain projects to qualified vendors and external consultants.  The Company’s research and development efforts and technologies have been significantly enhanced by the acquisition of QR on April 19, 2007.  The Company has integrated its research and development between both locations.

Raw Materials

The Company manufactures and  assembles its products at its facilities in Elmsford, New York and Verona, Italy, both of which are ISO 9001/2000 (International Standards Organization) certified.  The Company’s products are manufactured from parts and components obtained from numerous unaffiliated suppliers and/or fabricated internally.  In most cases, the Company does not utilize any unique processes, nor does it traditionally have difficulties in obtaining raw materials in the manufacture of its products.  The Company owns proprietary designs and tooling to produce the digital x-ray sensors and other components that are in the physical possession of vendors.  Although the Company anticipates that an adequate commercial supply of necessary raw materials and components will remain available from various sources, the loss of the Company’s relationship with a particular supplier could result in productions delays.  However, such a loss is not expected to materially adversely affect the Company’s long term business, as the proprietary component or designs can be reproduced elsewhere.

Warranties

The Company generally warrants each of its products against defects in materials and workmanship for a period of one to two years, depending upon the product, from the date of shipment plus any extended warranty period purchased by the customer.  The Company offers a three year warranty for the digital, dental sensors.  The need to fulfill warranty claims by the Company’s customers or dealers could potentially have an adverse effect on the Company by requiring additional expenditures for replacements, materials and/or labor.

Sales, Marketing and Distribution

The Company’s manufactured and outsourced products are distributed both domestically and internationally to end users and independent medical and dental dealers or distributors.  These dealers install and service our products.  The Company advertises and markets under its own brands and trade names.  Certain 3-D imaging products are imported from its Verona, Italy facility.  Others items come from foreign suppliers for sale in North America.  The Company has also expanded its dental sales efforts by acquiring a direct sales distribution channel.

The Company conducts worldwide marketing and regional sales efforts through trade show attendance and promotion.  The Company advertises in domestic and international journals, provides sales support and literature, prepares technical manuals and conducts customer education and training programs in order to promote its products.  In addition, the Company participates in domestic and international technical support.  The Company maintains various web sites, which provide an easy-to-navigate, on-line information resource.  It includes Company information, product description and extensive technical specifications and information.

Government Regulation

The Company’s medical and dental products are subject to government regulation in the United States and certain other countries.  The United States Food and Drug Administration (“FDA”) regulates the distribution of all equipment used as medical devices.  The Company must comply with the procedures and standards established by the FDA and comparable foreign regulatory agencies.  The Company believes it has registered all of its applicable medical and dental products with the FDA, and that all of its products and procedures satisfy all the criteria necessary to comply with FDA regulations.  The FDA has the right to disapprove the marketing of any medical device that fails to comply with FDA regulations.  The Company’s manufacturing facilities are ISO 9001/2000 certified.  Where applicable, the Company’s products are Conformite’ Europeenne (“CE”) certified for sales within the European Union.  Any future changes in existing regulations, or adoption of additional regulations, domestically or internationally, which govern devices such as the Company’s medical and dental products have the potential to have a material adverse effect on the Company’s ability to market its existing products or to market new products. The Company engages specialized, expert consultants for the preparation of FDA applications.

The Company is also subject to other international, federal, state, and local laws, regulations and recommendations relating to safe working conditions and manufacturing processes.  The Company believes it is in compliance with such rules.

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

Seasonal Nature

Historically, the Company’s fourth quarter revenues of any fiscal year have been higher than the subsequent first quarter’s revenues.  This is due to aggressive fourth quarter marketing, followed by lower customer demand in the first fiscal quarter attributed to summer holidays and traditional foreign business closings during July and August.  The Company expects future net sales and operating results to continue to reflect this general seasonality.

Working Capital Practices

The Company believes its practices regarding inventories, receivables or other items of working capital to be typical for the industry involved.  On April 13, 2007, the Company entered into a new senior secured credit facility (the Revolving Credit and Term Loan) with ComVest Capital, LLC that replaced the Company’s existing $2.5 million revolving line of credit that was due to expire on September 21, 2007.  The Revolving Credit and Term Loan consists of a $5 million convertible term note and a $3 million revolving loan facility.  The convertible term note bears interest at a rate of ten percent per annum and provides for repayment over five years commencing in November 2007 with a final balloon payment of all remaining amounts due there-under on April 30, 2012.  The convertible term note, in addition to being convertible by the Company upon the satisfaction of certain conditions, including a trading price equal to 175% of the conversion price and the Company’s common stock being traded on Nasdaq, is convertible by the lender at any time into shares of common stock at a conversion price of $2.37 per share, or 2,109,705 shares based on the initial principal amount of the convertible term note.  The revolving loan bears interest at a rate of two percent plus prime rate per annum, currently equal to 9.75%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to certain maximum borrowing base requirements, has certain reporting requirements to the lender, and is payable in full on April 12, 2012.  The Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to ComVest as collateral security for repayment of the loans.  The Revolving Credit and Term Loan is secured by all of our and our wholly-owned subsidiaries inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles.  It is believed that the Revolving Credit and Term Loan is sufficient to finance our ongoing working capital requirements for the foreseeable future.  The Revolving Credit and Term Loan Agreement has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum borrowing base limitations, and has certain reporting requirements.  As part of the transaction, the Company granted to ComVest an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants.  The Black-Scholes Method was used to value these detachable warrants, and have been recorded in the accompanying Consolidated Balance Sheets at $1,114,784.  The Company entered into a Registration Rights Agreement pursuant to which it has agreed to register the shares of common stock issuable upon exercise of the warrants and conversion of the term note.

In September 2001, in connection with the entry into a previous line of credit with its former lender, the Company issued a 5-year warrant for the purchase of 100,000 shares of the Company’s common stock at $.32 per share, subject to adjustment for all subsequent issuances of stock.  The expiration date of this warrant was September 21, 2006.  In August and September 2006, the former lender exercised the warrant and converted the warrant into 82,806 shares of common stock in a cashless exercise in a manner as specified in the warrant.

Customers

In the Company’s fiscal years ended June 30, 2007, 2006 and 2005 there were no sales to any one customer which accounted for 10% or more of the Company’s total consolidated sales.  Management believes that the loss of any one customer would have an adverse effect on the Company’s consolidated business for a short period of time as the Company seeks new customers.

Backlog Orders

As of June 30, 2007, the Company’s backlog of orders for its products was approximately $2,668,900 as compared to $1,066,839 as of June 30, 2006.  All of the orders included in the backlog at June 30, 2007 are scheduled for delivery on or before June 30, 2008.  Spare part sales are not included in the Company’s backlog calculations.  In the opinion of the Company, fluctuations in the backlog and its size at any given time are not necessarily indicative of intermediate or long-term trends in the Company’s business.  Much of the Company’s backlog can be canceled or the delivery dates of orders can be accelerated or extended without penalty.  Delivery of capital equipment is frequently subject to changing economic or budget conditions of medical institutions and end user clinical practitioners, which can vary significantly between fiscal periods.

Government Contracts

The Company did not fulfill any significant contracts in Fiscal Years 2007, 2006 and 2005 with the United States Government that were material to the Company’s consolidated business.  The Company’s policy is to be responsive to all governmental Requests for Quotations (RFQ), which can be fulfilled by items within the scope of the Company’s product lines.  Several government agencies also procure equipment directly, without contract awards.

Competition

  The Company is subject to both foreign and domestic competition.  Competitors have made significant investments in research and development of new technologies, products and services.  Some competitors are well established in similar manufacturing and distribution businesses and may have greater financial, manufacturing and distribution resources than the Company.  With respect to all of its products, the Company competes on the basis of function, features, product specifications, price per application, promptness of delivery and customer service.  The Company purchases certain products from others for resale on a non-exclusive basis, which may be subject to competition from the suppliers or other independent distributors.

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

Environmental

The Company believes it is in compliance with the current laws and regulations, in the United States and Italy, governing the protection of the environment and that continued compliance would not have a material adverse effect on the Company or require any material capital expenditures.  Compliance with local codes for the installation and operation of the Company’s products is the responsibility of the end user, or the dealer who independently provides installation services.  See Item 3, Legal Proceedings, for further discussion of an environmental claim in which the Company is involved.

Employees

As of June 30, 2007, the Company employed 115 people on a full-time basis, world-wide.  The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.  The Company’s Italian subsidiary conforms to their statutory, Italian labor regulations, which includes a mandatory severance indemnity.  All Italian employees are entitled to an indemnity upon termination of their employment relationship for any reason.  The respective benefit accrues to each employee on a pro-rata basis during their employment period and is based upon their respective salary.  The vested benefit payable accrues interest.

d) Financial Information about Foreign and Domestic Operations and Export Sales

Financial information related to foreign and domestic operations and export sales for the last three fiscal years is as follows:

	2007		2006		2005
Sales
United States	$19,781,071	69%	$19,306,971	77%	$18,858,056	82%
Europe	2,071,262	7%	--	--	--	--
US Export Sales	$6,867,360	24%	$5,691,301	23%	$4,277,007	18%

Net Income/(loss)
United States	($1,220,649)		$1,005,348		$1,899,930
Europe	($3,452,175)		--		--

Identifiable assets
United States	$9,942,023		$14,340,564		$8,153,396
Europe	$17,228,803		--		--

Assets used in the manufacture of export sales are integrated with the other assets of the Company.  The intangibles, the amortization of the intangibles, and the write-off of the in-process research and development, all associated with the acquisition of QR, has been attributed to the Italian operations.

Included above are the operating results of QR, the Company’s foreign subsidiary, effective April 19, 2007, the acquisition date.  Prior to such time, the Company only maintained domestic operations.  No one foreign country or geographic area comprised 10% or more of consolidated sales for the fiscal years ended June 30, 2007, 2006 and 2005.

Item 1A.  Risk Factors.

Business Risks

We are dependent on a limited number of products and any material decrease in revenues from any one of these products could have an adverse impact on our revenue and financial position.  Our revenues primarily are generated from sales of our digital dental sensors, three-dimensional digital Cone Beam CT scanners, panoramic and intra-oral x-ray machines, and analog processor products.  We can give no assurance that any of these systems and products, or any of the other products which we currently sell, or may sell in the future, will not be rendered obsolete or inferior as a result of technological change, changing customer demands, new product introductions or other developments.  There also can be no assurance that our competitors will not succeed in developing or marketing technologies, systems and products that are superior to and/or more commercially attractive than our technologies, systems and products.  The rendering obsolete or inferior of our technologies, systems and products could have a material adverse effect on us.

Further, our success will depend in part on our ability to improve and enhance our technologies, systems and products timely in comparison to our competitors.  There can be no assurance that we will be able to do so.  Our failure to improve and enhance any of our technologies, systems and products in a timely manner could have a material adverse effect on us.

A failure to adapt to technological changes within our industry could have an adverse effect on our operating results.  Our success will depend on our ability to keep pace with technological developments of new products and services and our ability to fulfill increasingly sophisticated customer demands.  The medical, dental and veterinary imaging equipment and service markets are characterized by rapidly changing technology and frequent introductions of new products, services and product and service enhancements, both equipment and software modifications and upgrades..  There can be no assurance that we will be able to provide the products, services and support necessary to remain competitive.  If we were to incur delays in sourcing and developing new products and services or enhancements to our current lines of products and services, such delays could have a material adverse effect on our operations and financial results.

We are subject to substantial competition which could adversely affect our operating results.  The markets in which we operate are highly competitive with respect to performance, quality and price.  We directly compete with local, regional, national and international manufacturers and distributors of medical, dental and veterinary imaging equipment.  In the future, we may face further competition from new market entrants and possible alliances between existing competitors. Some of our competitors have, or may have, greater financial, marketing and other resources than us.  As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing to customers, or devote greater resources to the promotion of their products and services than we are capable of accomplishing.  There can be no assurance that we will be able to successfully compete in the future with such competitors.  The failure to successfully compete could have an adverse effect on our operating results.

The market for professional technology services is intensely competitive, rapidly evolving and subject to rapid technological change.  We expect competition not only to persist, but to increase.  Competition may result in price reductions, reduced margins and loss of market share.  The market for our goods and services is rapidly evolving and is subject to continuous technological change.  As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes.  Existing or future competitors may develop or offer strategic services that provide significant technological, creative, performance, price or other advantages over the services that we offer.

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

We are significantly dependent upon the continued availability of Donald Rabinovitch, our president and co-chief executive officer, David Vozick, our chairman and co-chief executive officer,  Roberto Molteni, our executive vice-president of technology and our new sales and marketing team recently hired to help transition the sale of our products to the final users.  We currently do not have employment agreements with any of these executive officers.  The loss or unavailability to us of any of Messrs. Rabinovitch, Vozick or Molteni for an extended period of time could have a material adverse effect on our business operations and prospects.  To the extent that their services would be unavailable to us for any reason, we would be required to procure other personnel to manage and operate us.  There can be no assurance that we will be able to locate or employ such qualified personnel on acceptable terms.

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

Our dependence on third party licenses could have adverse effects.  We rely on certain software, technology and products that we have licensed from third parties, including software, technologies and products that are integrated with internally developed software and/or used in our products to perform key functions. These third-party licenses may not continue to be available for use on commercially reasonable terms.  Also, the licensed software, technologies and products may not be appropriately supported, maintained or enhanced by the licensors such that the license would not continue to provide the necessary commercial benefits to us.  In addition, we may not be able to license additional software, technologies and products in the future on terms advantageous to us.  The loss of or inability to obtain or replace licenses to, or inability to support, maintain and enhance, any of such licensed software, could result in increased costs, including the expense of internally developing the required software, technologies and products, as well as delays or reductions in product shipments.

There are a number of uncertainties associated with international sales that could adversely affect us.  In each of our last three fiscal years, sales to customers outside of the United States exceeded 18% of our overall sales.  We anticipate that international sales will continue to account for a similar portion of our overall sales revenue.  International revenues are subject to a number of uncertainties, including, but not limited to:
▪	contracts may be difficult to enforce and receivables difficult to collect;
▪	foreign customers and distributors may require longer payment cycles;
▪	foreign governments may impose additional withholding taxes or otherwise tax our foreign income, as well as impose tariffs or adopt other restrictions on foreign trade;
▪	fluctuations in exchange rates may affect product demand;
▪	United States export licenses may be difficult to obtain; and
▪	Intellectual property rights in foreign countries may be difficult or impossible to enforce.

Moreover, many foreign countries have their own regulatory approval requirements, including obtaining various licenses to operate in specific countries for the sale of our products.  As a result, our introduction of new products into international markets could be hindered, costly and/or time-prohibited.  There can be no assurance that we will be able to obtain the required regulatory approvals on a timely basis, if at all.

We are subject to pricing pressures and variable foreign exchange rates, which could result in lower sales revenues and gross profits.  We believe our prices and payment and delivery terms are competitive.  However, certain competitors may offer more aggressive pricing and payment terms to customers.  We have experienced, and expect to continue to experience pricing pressure, on our products and services due to competitive factors, including industry consolidation.  In addition, we have seen a general weakness in the U.S. economy negatively impacting our operating results as dental, medical and veterinary professionals reduced their capital expenditures in response to such general economic weakness.  In an attempt to stimulate sales to existing and new customers, we believe that pricing pressures may increase in the future.  Decreasing prices for our products and services would require us to sell a greater number of products and services to achieve the same level of net sales and gross profit.

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

We have had and may continue to have fluctuations in our quarterly operating results.  Our quarterly operating results have and, in the future, may fluctuate significantly, depending on a variety of factors, many of which are outside of our control.  Factors that may affect our quarterly results include:
▪	the demand for our products and services;
▪	the size, timing and timely fulfillment of orders for our products and services;
▪	the level of product, price and service competition;
▪	changes in average selling prices and product mix, which also could affect our profit margins;
▪	changes in our sales incentive strategy, as well as sales personnel changes;
▪	the mix of direct and indirect sales, product returns and rebates;
▪	federal, state or local government regulation;
▪	our ability to upgrade and develop our systems and infrastructure to accommodate growth;
▪	our ability to attract and retain qualified personnel;
▪	consumer trends;
▪	the success of our brand building and marketing campaigns;
▪	capital spending budgets of our customers;
▪	the timing, size and mix of product and service orders and deliveries; and
▪	General economic conditions and economic conditions specific to the industries in which we compete.

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

We are dependant upon transitioning the Company to selling directly to the end user in addition to selling to our existing distributor base.  The financial operations of the Company are dependant upon a successful transition.  We have recently hired a new sales and marketing team to sell our products directly to doctors, dentists and other direct users of  our equipment.  Their success will directly affect the financial results of the Company.  At this time, we cannot predict how successful this transition will be.

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

We are subject to regulatory and legislative risks that could adversely affect our operations.  We must obtain certain approvals and marketing clearances from governmental authorities, including the U.S. Food and Drug Administration (the FDA) and similar health authorities in foreign countries, to market and sell our products domestically and in such foreign countries.  The FDA regulates the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices, as do various foreign authorities in their respective jurisdictions.  The FDA also enforces additional regulations regarding the safety of equipment utilizing x-rays.  Various states impose similar regulations.  Certain of our manufactured and imported products and product components, including our tomography CT systems, x-ray systems and sensors, are currently regulated by such authorities and certain of our future products will require approval or marketing clearance from such various governmental authorities, including the FDA.  In addition, various additional requirements are imposed upon us to make us eligible to sell products to the federal government.

The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products.  A Section 510(k) application is required in order to market a new or modified medical device.  If specifically required by the FDA, a pre-market approval may be necessary.  This procedure, which must be completed prior to marketing a new medical device, is potentially expensive and time consuming.  The procedure may delay or hinder a product=s timely entry into the marketplace.  Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authorities will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect us.  In addition, final approval does not assure, in any manner, the success of the approved product.

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

We have product warranty exposure which could adversely affect our operating results and financial condition.  We generally warrant each of our products against defects in materials and workmanship for a period of one to two years from the date of shipment, plus any extended warranty period purchased by the customer and three years for our digital sensors.  The need for warranty service could have a material adverse effect on us by, among other things, requiring additional expenditures for parts and personnel, as well as damaging our reputation and goodwill.

Our inability to continue to service and install  our various equipment could adversely affect our operating results and financial performance.  We generally service and install our three-dimensional Cone Beam CT equipment as well as install our digital dental sensors sold to the end user.  Although we maintain the proper personnel and equipment to service our existing and anticipated customers, there can be no assurances that we can completely satisfy all of our customers’ requirements.

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

We are dependent upon our existing credit facility including a term loan and revolver to finance our ongoing operations.  There can be no assurances that this credit line will be sufficient to properly finance all working capital requirements and to adequately finance the required expenditures for new product launches and continued product development.  This could result in losing market share in some markets and a reduction in revenues.

Risks Involving Our Common Stock and Corporate Governance

There is significant volatility in our stock prices.

The market for our common stock is highly volatile.  The trading price of our common stock could widely fluctuate in response to, among other things:
▪	quarterly variations in our operating and financial results;
▪	announcements of technological innovations or new products by us, our vendors or our competitors;
▪	changes in prices of our or our competitors= products and services;
▪	changes in the product and service mix of our sales;
▪	changes in our revenue and revenue growth rates as a whole or for individual geographic areas, products, services or product and sales categories;
▪	unscheduled system interruptions;
▪	our ability to timely develop, introduce and market new products, as well as enhanced versions of our current products;
▪	additions or departures of key personnel;
▪	changes in financial estimates by securities analysts;
▪	conditions or trends in the medical imaging industries;
▪	changes in the market valuations of other medical imaging companies;
▪	developments in governmental regulations of medical imaging products;
▪	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
▪	sales of our common stock or other securities in the open market; and
▪	other events or factors that may be beyond our control.

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

We have outstanding an aggregate of 17,928,800 shares of our common stock, as of the date of this prospectus.  We also have 5 million shares of serial preferred stock authorized but unissued, all of which shares are not reserved for specific purposes, and an additional (a)1,394,400 shares of our common stock issuable upon the exercise of stock options granted or available for grant under our various stock plans, (b) 850,000 shares of our common stock issuable upon exercise of warrants we previously granted and are currently outstanding (including the 800,000 warrants held by certain of the selling security holders, the underlying shares for which are being offered pursuant to this prospectus), all as of the date of this prospectus and (c) 2,109,705 shares of our common stock issuable upon conversion of the initial principal amount of a convertible term note we previously issued, which shares are being offered pursuant to this prospectus, as of the date of this prospectus.  All of such shares may be issued without any action or approval by our shareholders.  Any shares issued by us in the future would further dilute the percentage ownership held by our shareholders.

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

We have no history of paying dividends.

We have never paid any cash dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.  In addition, if we do declare a dividend, the conversion price of the Term Loan with our secured credit facility would be reduced by an amount equal to the dividend declared and paid.

Limited directors’ liability could prevent our shareholders from holding our directors responsible for a lack of care.

Our certificate of incorporation provides that our directors will not be held liable to us or our shareholders for monetary damages upon breach of a directors’ fiduciary duty, except to the extent otherwise required by law.

Item 2.  Properties

Our executive office and United States manufacturing facility is located in Elmsford, New York.  This facility, which comprises approximately 47,735 square feet, is subject to a lease expiring on December 31, 2009 with a current rental of $525,085 per year through the lease term, plus increases for real estate taxes, utility costs and common area charges.  We believe our facility is well maintained, in good operating condition and sufficient to meet our present and anticipated needs.  We have a manufacturing facility located in Verona, Italy.  This facility, which comprises approximately 10,000 square feet, is subject to a lease expiring on November 14, 2015, with a current rental of Euro 83,160 plus VAT per year.  We believe our facility is well maintained, and in good operating condition.  We believe that we may have to expand this facility to meet expected demand for the three-dimensional CBCT equipment that is manufactured at this facility.  We also maintain a small sales and marketing facility in Roswell, Georgia, which is subject to a lease expiring on May 31, 2009.

Item 3.  Legal Proceedings

The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985.  This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey.  The Company maintains that its waste materials were of a general commercial nature. This claim was originally filed in 1998 by the federal government in United States District Court and the State of New Jersey, citing several hundred other third-party defendants.  The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit.  The Company's claimed liability was potentially assessed by the plaintiff at $150,000.  The Company has joined, along with other involved defendants in an alternative dispute resolution (ADR) process for smaller claims.  A recent settlement amount was offered by this group, however, to date, no settlement has been reached.  The potential cost to the Company based on this settlement offer has been assessed at $18,080.  The Company had accrued $11,550 as of Fiscal Year 2007 and Fiscal Year 2006, which represents the Company’s estimate of its potential liability, net of the Company’s insurance carrier’s agreed-upon contribution towards a potential settlement.  The Company does not expect to receive any further information until a status conference is held in late November 2007.  The Company cannot, at this time, assess the amount of liability that could result from any adverse final outcome of this environmental complaint. The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in this environmental claim.

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

On October 1, 2007, a settlement was reached in the product liability insurance action filed in May 2005 in the Superior Court in Hartford, Connecticut and later transferred to the United States District Court, District of Connecticut, in which the Company was a defendant (with several other parties).  The plaintiff, through its insurance company, claimed that the Company’s equipment caused damages on the plaintiff’s premises in May 2003.  The case was settled for less than the originally claimed amount and included mutual releases for all participating parties from any liability arising from the claim.  The Company’s insurance carrier was responsible for the settlement, and therefore there was no financial effect on the Company.

The Company is involved in two other product liability insurance actions, however, to date, no lawsuits have been filed.  The Company maintains that its equipment was not the cause of the respective incidents or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in these matters.  The Company does not believe that the final outcome of either of these matters will have a material adverse effect on the Company.

The Company was named as a third party defendant in a lawsuit which was filed in May 2007 in the Supreme Court of Orange County, New York.  The lawsuit alleges that the Company’s negligence in manufacturing, designing, assembling and distributing its digital radiographic sensors caused damages to the plaintiff.  The entire complaint seeks $37,770 in damages.  The Company believes its obligation is limited to less than $10,000, based on the specifics of the transaction.  The Company has offered a full refund on this transaction and is awaiting the plaintiff  and defendant to resolve their specific differences.  The Company’s attorneys, are assisting in the Company’s defense in this matter and are trying to finalize a mutually acceptable settlement with all concerned parties.  The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

On August 8, 2007, the Company received a letter from counsel to Lightyear Technology, Inc. that certain actions that the Company may have taken in regard to the acquisition of Lightyear, a small distribution channel, in December 2006, may give rise to causes of action including fraud and breach of contract.  To date, no legal action has been filed.  The Company believes it is currently in full compliance with the terms of the contract and maintains that there was neither fraud nor breach of contract.  The Company believes that it acted in good faith at all times with the management and direction of Lightyear.  At this time, the Company cannot assess if the final outcome of this matter will have a material adverse effect on the Company.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal Year 2007.

Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s Common Stock, par value $.01 per share, is the only class of the Company’s common equity securities outstanding and is traded on the OTC Bulletin Board (Symbol “AFPC”), maintained by FINRA.  The following table, based on information supplied by Commodity Systems Inc., shows the range of the closing high and low bid information for the Company’s Common Stock for each quarterly period during the Company’s last two fiscal years.  These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Quarter ended	High Bid	Low Bid
September 30, 2005	3.10	2.00
December 31, 2005	2.15	1.70
March 31, 2006	2.40	1.75
June 30, 2006	2.75	2.00
September 30, 2006	2.44	1.60
December 31, 2006	1.87	1.30
March 31, 2007	1.80	1.32
June 30, 2007	2.15	1.63

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

Holders

As of September 24, 2007 the closing bid price for the Company’s Common Stock, as reported on the OTC Bulletin Board, was $1.27, and there were 302 shareholders of record of the Common Stock.  The Company estimates, based on surveys conducted by its transfer agent in connection with the Company’s 2006 Annual Meeting of Shareholders, that there are approximately 1,100 beneficial holders of the Common Stock.

Dividends

No cash dividends have been declared on the Company’s Common Stock to date and the Company anticipates that any earnings will be retained for use in the Company’s business for the foreseeable future.  The Board of Directors will have the sole discretion in determining whether to declare of pay dividends in the future.  The declaration of dividends will depend on the profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.  In addition, provisions contained in the existing credit facility and financing arrangements with ComVest Capital, LLC places certain restrictions on the Company’s ability to declare and make any cash dividends.  The Company currently does not have a set policy with respect to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of June 30, 2007:

▪
the number of shares of the Company’s Common Stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company’s shareholders and those granted under plans, including individual compensation contracts, not approved by the Company’s shareholders (column A),

▪	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and
▪	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	893,900	$.94	500,500

Warrants issued to a financial advisor (2)	50,000	$1.98	N/A

Warrants issued to ComVest Capital, LLC (3)	800,000	$2.02	N/A

Equity compensation plan not approved by security holders	0	0	0

Total	1,743,900	$1.47	500,500

1.	The equity compensation plans approved by the security holders are the Company’s 2004 Equity Incentive Plan and the 1999 Stock Option Plan.
2.	These warrants were issued to our investment banker in March 2006 in connection with advisory services rendered to the Company.
3.	These warrants were issued to our senior secured lender in April 2007 in connection with the Revolving Credit and Term Loan Agreement.

Performance Graph

The following sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in the Company’s common stock and each comparison indices, assuming reinvestment of dividends, if any.

Item 6.  Selected Financial Data

	As of and for the Years Ended June 30,
	2007 (c),(d)	2006		2005	2004	2003
NET SALES	$28,719,693	$24,998,272		$23,135,063	$19,832,910	$18,043,668

OPERATING INCOME (LOSS)	$(4,692,921)	$1,036,324		$1,354,617	$(1,453,628)	$(545)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(4,672,824)	$1,005,348		$1,899,930	$1,345,467	$(218,338)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (a)	$--	$--		$--	$--	$(1,297,069)

NET INCOME (LOSS)	$(4,672,824)	$1,005,348		$899,930	$1,345,467	$(1,515,407)
EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
BASIC	$(.34)	$.10		$.20	$.15	$(.02)
DILUTED	$(.34)	$.10		$.19	$.14	$(.02)

NET EARNINGS (LOSS) PER SHARE
BASIC	$(.34)	$.10		$.20	$.15	$(.16)
DILUTED	$(.34)	$.10		$.19	$.14	$(.16)

TOTAL ASSETS	$27,170,826	$14,340,564		$8,153,396	$6,244,895	$6,043,855

GOODWILL AND OTHER INTANGIBLES (d)	$12,427,167	$--		$--	$--	$--

LONG-TERM DEBT	$5,822,347	$--		$--	$222,223	$630,556

SHAREHOLDERS’ EQUITY	$14,875,433	$5,924,746	(b)	$4,662,631	$2,655,396	$1,319,929

SHAREHOLDERS’ EQUITY PER COMMON SHARE	$.83.	$.62	(b)	$.50	$.29	$.14

COMMON SHARES OUTSTANDING, at end of period	17,928,800	12,345,994		9,407,717	9,270,617	9,270,617

CASH DIVIDENDS PER COMMON SHARE	none	none		none	none	none

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

(b)
On May 2, 2006, the Company issued 2,777,777 shares of its common stock in a private placement to selected institutional and other accredited investors.  The offering price was at $1.80 per share.  In conjunction with the private placement, the Company has granted the investors certain registration rights with respect to the resale of the shares acquired.  The Company filed a registration statement which was declared effective on July 14, 2006.  If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors.  Additionally, the Company is required to file amendments to the registration statement as necessary to keep the registration effective for 24 months from the closing date.  In accordance with the provisions of FSP EITF 00-19-2, the Company has classified this private placement in shareholders’ equity on the accompanying consolidated balance sheets as of June 30, 2007.  At June 30, 2006, the net proceeds were classified as temporary equity in accordance with the provisions of EITF Topic D-98.  The Company has maintained this registration statement since it was declared effective and believes that any future payments related to this registration statement are remote.

(c)
Includes the operating results of QR srl from April 19, 2007 to June 30, 2007.  On April 19, 2007, the Company completed the acquisition of Quantitative Radiology srl, an Italian corporation (“QR”), by acquiring all of the outstanding share capital of QR from the shareholders.  QR is a global supplier of state-of-the-art, in-office three-dimensional dental computed tomography (CT).  QR uses an imaging technology that features a cone shaped beam of x-rays (a CBCT scanner).  The Company, prior to April 19, 2007, had acted as QR’s exclusive distributor in North and South America, excluding Brazil.

(d)
The acquisition of QR was accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”).  The carrying values of QR’s assets and liabilities were adjusted to their fair values on April 19, 2007 and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill and other intangibles.  Other intangibles include technology, customer lists and non-compete contracts and are being amortized over useful lives ranging from 5-10 years.  Included in the results for fiscal year 2007 are (1) a charge to expense of $3,760,000 which represents the write-off of in process research and development acquired with the purchase of QR and (2) a charge to expense of $225,054 which represents the amortization of the intangibles associated with the acquisition of QR.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.  This discussion may contain certain forward-looking statements based on current expectations that involve risks and uncertainties.  Actual results and timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in elsewhere in this report.  Except as otherwise disclosed, all amounts are reported in US dollars ($).

Capital Resources and Liquidity

The Company’s working capital at June 30, 2007 decreased by approximately $2.79 million from June 30, 2006.  This decrease is principally due to the acquisition of QR on April 19, 2007, which was funded through new debt, equity,  and available cash resources.  The Company assumed all of QR’s assets and liabilities as of such date.  As of June 30, 2006, the Company did not have any debt.

Operating cash flows were significantly lower in the 12 months ended June 2007 compared to June 2006 principally due to the loss from operations.  This loss is mainly attributable to lower gross margins based on the product mix towards more distributor goods, the strong Euro in relation to the US dollar, increased competition in the marketplace, as well as significantly higher marketing, sales distribution and administrative expenses.  These expenses related to new and existing products and the development and growth of various new distribution channels to advance sales growth.  The Company also incurred approximately $1.56 million in transaction costs associated with the acquisition of QR.  These factors caused the Company to utilize its cash resources, resulting in increased borrowings on the new credit facility.  The Company is requiring advance deposits from its customers on the new-high dollar valued equipment, which is consistent with the vendor’s terms of sale.  Otherwise, the Company has neither changed its payment policies to its vendors nor revised its payment terms with its customers.

The significant increase in current liabilities is mainly due to the current-portion of the newly-acquired debt, the assumption of QR’s current liabilities including accounts payable and accrued expenses.  Current assets stayed relatively the same, however the significant increases in accounts receivable and inventory are mainly due the acquisition of QR, offset by the utilization of available cash in April 2007 towards the purchase price.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements.  The Company has granted the investors certain registration rights with respect to the resale of the shares acquired.  The Company is subject to specific penalties if the registration statement is not filed within a certain time.  The Company has received an extension of the time allowed to file this registration statement by the investors until October 15, 2007, so as to incorporate the information contained within this Annual Report on Form 10K.  The Company believes that any payments of penalties related to this registration statement are remote.  The common stock was issued and sold pursuant to the exemption from registration afforded by Regulation D of the Securities Act of 1933, as amended.  In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.  The net proceeds were used to fund a portion of the purchase price of QR srl, which was completed on April 19, 2007.

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

As of June 30, 2007, the Company was in compliance with all the terms and conditions of the Revolving Credit and Term Loan Agreement.

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

As part of the transaction, the Company granted to ComVest an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants.  The Company entered into a Registration Rights Agreement pursuant to which it has agreed to register the shares of common stock issuable upon exercise of the warrants and conversion of the term note.  The Company is subject to specific penalties if the registration statement is not filed within a certain time and then declared effective within a certain time.  The Company must also use its best efforts to keep the registration statement effective during the applicable registration period.  The Company has received an extension of the time allowed to file this registration statement from ComVest until October 15, 2007, so as to incorporate the information contained within this Annual Report on Form 10K.  The Company believes that any payments of penalties related to this registration statement are remote.

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

Capital expenditures for Fiscal Year 2007 were approximately $251,200, consisting of the purchase of demonstration equipment to properly display the Company’s equipment to potential customers, the purchase of several new high-end sales demonstration computers, an additional module for the Customer Relationship Management system, a sales tax module, improvements to the Company’s existing network, and tooling expenditures related to the redesign, development and production of new imaging products.  Most of the capital expenditures were from the operations in the United States.  The Company expects to continue to finance any future capital requirements principally from internally generated funds.  The total amount of capital expenditures is not limited under the Company’s new Revolving Credit and Term Loan Agreement

The Company’s historical operating cash flows generally have been positive; however, the Company is dependent upon its Revolving Credit and Term Loan Agreement with ComVest to finance its ongoing operations.  The Company expects its worldwide working capital requirements will continue to be financed by operations, both in the United States and Italy, and from borrowings on the Revolving Credit and Term Loan Agreement.  It is believed that the Revolving Credit and Term Loan Agreement is sufficient to finance the Company’s ongoing worldwide working capital requirements for the foreseeable future.  The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than an unexpected material adverse conclusion to an ongoing environmental litigation case, or any other pending litigation, which are reasonably likely to result in a significant increase or decrease in its liquidity or capital resources within the foreseeable near-term future. As of June 30, 2007, the Company had available approximately $575,286 of unused credit under the Revolving Credit and Term Loan Agreement.  As of September 15, 2007, the Company had available approximately $443,324 of unused credit under the Revolving Credit and Term Loan Agreement.  No assurances can be given that the Company will have sufficient cash flow in the long term.

The Company’s Italian subsidiary has the ability to borrow up to 350,000 Euros under two separate lines of credit, and up to an additional one million Euros from three different lines, all guaranteed by its accounts receivable and inventory.  All the lines are with two different financial institutions.  These lines of credit were granted in August 2007 for working capital purposes, and no funds were outstanding as of June 30, 2007.

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

Results of Operations

The results of operations for the Company have changed significantly as a result of the acquisition of QR on April 19, 2007.  QR, located in Verona, Italy is a global supplier of state-of-the-art, in-office three-dimensional dental computed tomography (CT).  QR uses an imaging technology that features a cone shaped beam of x-rays (a CBCT scanner).  The carrying values of QR’s assets and liabilities were adjusted to their fair values and the difference between the purchase price and the fair value of the net assets was recorded as goodwill and other intangibles, and is subject to periodic impairment testing.  The Company’s results of operations have been and will continue to be materially effected by the amortization costs associated with these other intangibles.

The Company’s operating results have varied in the past and are likely to vary in the future.  Due to variations that the Company has experienced in operating results, management does not believe that period-to-period comparisons of results of operations are necessarily meaningful or reliable as indicators of future performance.  These variations result from several factors, many of which many of which are not in the Company’s control, including but not limited to:
▪	Changes in technology, specifically imaging modalities,
•	Demand for products and services,
•	The level of product, price and service competition,
•	Changes in product mix, which could effect profit margins,
•	Federal, state or local government regulation,
•	The timing of industry trade shows
•	Currency fluctuations,
•	Capital spending budgets of customers,
•	General economic trends and conditions specific to the Company’s industry,
•	Changes in the prime rate of borrowing in the United States

Fiscal 2007 vs. Fiscal 2006

Sales increased approximately $3,721,400, or 14.9%, between Fiscal Year 2006 and Fiscal Year 2007.  Approximately $2.0 million of this increase can be attributed to the sales of the three-dimensional dental x-ray imaging systems generated by QR, in Italy, in the current period.  In June 2006, the Company became the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for QR’s three-dimensional imaging system and sells this product into both the dental and the medical ENT market and experienced new sales growth of approximately $2.1 million.  The Company’s veterinary products business increased 43%, mainly due to the introduction in mid-Fiscal Year 2006 of a digital imaging system for equine patients and general purpose x-ray systems (analog and digital) specifically designed for all veterinary applications.  In addition, there is continuing demand for the Company’s filmless digital dental radiography system which showed a 16% increase in human and veterinary sales in the current period.  The Company’s analog film processor business including related part, accessories and consumables showed a decline of approximately 17% in the current period as health-care professionals continue to migrate to digital imaging equipment, much of which the Company also supplies.  There was a slight decline in intra-oral and panoramic x-rays due to specific vendor issues, which have since been corrected.  The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products, resulting in a 20.6% increase in international sales between the periods.

Gross profit as a percent of sales increased slightly, 0.5 percentage points between Fiscal Year 2006 and Fiscal Year 2007.  In the United States, material costs as a percent of sales increased 3.0 percentage points, as the Company is selling more of the higher dollar value distributor goods, which tend to have lower gross margins.  Many of the distributor goods are imported, and the Company has realized additional costs with the strong Euro to the US dollar.  The Company also increased its US warranty reserve to reflect the extended warranty period on several of its digital products.  These were offset by favorable profit margins in Italy.

Selling, general, and administrative costs increased approximately $2.9 million or 38.8%, between Fiscal Year 2006 and Fiscal Year 2007.  Approximately $600,000 of this increase is due to operating costs, in Italy, associated with the acquisition of QR in April 2007.  The balance of this increase is due to several factors, including:  (1) the write-off of certain deferred financing costs incurred in the previous fiscal year as the Company chose not to utilize that lender; (2) an approximate 13% increase in general and administrative costs associated with the increase in sales and the Company’s expanded presence in various markets; (3) approximately a $300,000 increase in technical support costs related to the new digital equipment the Company is selling, that require a devoted infrastructure support system;  (4) an increase in marketing and sales costs of approximately $1.3 million in the current fiscal year due to (a) the Company’s aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment, including attendance at two large international tradeshows, development of new brochures and advertising materials, and the related travel and entertainment expenses, (b) pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets, (c) attendance and exhibition at two other large international trade shows in Europe and (d) an increase in general operating expenses, based on increased sales levels; and  (5) approximately $580,000 related to the acquisition in mid-December 2006 of a new distinct distribution channel to implement various methods to increase sales levels.

The Company wrote-off approximately $3,760,000 of costs related to in process research and development that had been acquired as part of the purchase of QR.  As of June 30, 2007, no alternative future use was identified for these assets and, accordingly, these assets were written off in fiscal year 2007.  The capitalization and immediate write-off were recorded as a result of the allocation of the purchase price of QR.  An independent valuation firm assisted the Company in determining the fair value of all the assets associated with the acquisition of QR.  These charges will not have a continued impact on the Company’s future operating results.

Amortization of intangibles increased approximately $225,000 or 100% and resulted from the amortization of the other intangibles created from the acquisition of QR and the purchase price relative to the fair-value of the assets acquired.  Prior to April 2007, the Company did not have any such intangibles.

Research and development costs increased approximately $325,100, or 46.7%, between Fiscal Year 2006 and Fiscal Year 2007.  The Company’s research and development efforts and technologies were significantly enhanced by the acquisition of QR.  Approximately 58% of this increase is due to  research and development efforts in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements.  Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  Research and development costs are generally expected to continue to increase over the next several years as part of the Company’s strategy to develop and market additional high tech digital products.  The Company has integrated its research and development between both locations.

In Fiscal Year 2007, the Company recorded income of $352,966 related to a Euro hedge contract that was purchased in March 2007 to limit the foreign currency exchange risk related to the purchase of QR, which was in Euros.

Interest expense, net increased approximately $99,000 between Fiscal Year 2006 and Fiscal Year 2007.  There was approximately $185,600 of interest income in Fiscal Year 2007 compared to approximately $43,100 in Fiscal Year 2006.  The increase in interest income is due to the $5 million private placement the Company completed in May 2006, whereby all the proceeds were invested in a diversified US Treasury Money Market Fund, until they were used to acquire QR in April 2007.  There was approximately $319,000 of interest expense in Fiscal Year 2007 compared to approximately $77,500 in Fiscal Year 2006.  In Fiscal Year 2007, prior to April 2007 and the acquisition of QR, the Company’s average borrowings were approximately $900,000; upon completion of the acquisition and the assumption of a term loan and new revolver, the Company’s average borrowings increased to $6.9 million.  This is compared to Fiscal Year 2006 which had approximately $400,000 more in average borrowings on the senior secured debt.  The current fiscal year also had a slightly higher average interest rate.

The Company made several small state and federal tax payments in the US in the twelve months ended June 30, 2007, based on payments previously made during its fiscal year ended June 30, 2006.  The Company also made the required tax payments in Italy for the 2007 and 2006.  The Company recorded a provision for taxes on its Italian operations at the combined required statutory tax rate.  The Company has recorded a deferred tax asset of $1.3 million, of which $615,000 relates to its foreign operations acquired in April 2007 and $680,000, which primarily relates to US losses recorded in prior years; the Company believes it is likely that it will utilize these prior year net operating loss carry forwards.  As of June 30, 2007, the Company had approximately $7.24 million in federal net operating loss carryforwards, and approximately $12.0 million in state net operating loss carryforwards.

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

Aggregate Contractual Obligations

The Company’s significant contractual obligations are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$7,424,714	$740,741	$2,222,222	$4,461,751	$0
Operating leases	2,538,421	805,731	1,170,529	224,,864	337,297
Total	$9,963,135	$1,546,472	$3,392,751	$4,686,615	$337,297

The Company does not have any capital lease obligations or non-cancelable purchase obligations.  The Company’s only material operating lease obligation is a noncancelable lease for office and manufacturing facilities.  Included in long-term debt  due within three to five years is the Company’s revolver, which has been classified as a long term liability in accordance with Generally Accepted Accounting Principles as applied in the United States.

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

Accounts Receivable
The Company reports accounts receivable net of reserves for doubtful accounts.  Credit is extended to distributors on varying terms, usually between 30 and 90 days.  Most of the sales to our direct users are payment in advance.  Letters of Credit or payment in advance is required for certain foreign sales.  The reserve for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and is based upon continual analysis of the accounts receivable aging including credit risk of specific customers, historical trends and other related information.  The Company writes off accounts receivable when they become uncollectible.  There have been no significant changes in the computation methodology of the reserve for doubtful accounts in the past three years and the Company has not had significant bad debt write-offs in the past few years.  The allowance for doubtful accounts is based on the Company’s analysis of aged accounts receivable.  Management believes that any potential risk associated with the estimate of reserve for doubtful accounts is therefore limited.

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

In March 2005, the Company began to include an extended warranty with its digital sensors.  The Company continues to monitor the rate and costs of claims and review the adequacy of its warranty liability and has made changes in the warranty reserve, as necessary.  If the Company experiences significant increased warranty claims or activity, the warranty reserve will be increased, resulting in decreased gross profit.

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

Deferred Tax Asset and Income Taxes
Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  The Company records a valuation allowance to reduce its tax asset when it is more likely than not that a portion of the amount may not be realized.  The Company estimates its valuation allowance based on an estimated forecast of its future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be effected, accordingly, deferred income tax benefits aggregating approximately $680,000 resulting from a decrease in the Company’s valuation allowance against its deferred tax asset were recorded in the third and fourth quarters of Fiscal 2005.  Based upon this forecast of future profitability, the Company has maintained this deferred tax asset at $680,000 as of June 30, 2006 and June 30, 2007.  The deferred tax asset primarily relates to losses reported in prior years.  The Company believes it is likely that they will utilize a portion of these prior year net operating loss carry forwards, based on the Company’s future expected earnings from new products and new acquisitions..  In reviewing the valuation allowance, the Company has considered future taxable income and has determined that it is more likely than not that a portion of the deferred tax asset will be realized.  Changes in these circumstances, such as an increase or decline in estimated future taxable income would result in a re-valuation of the valuation allowance.  The Company also has recorded approximately $616,000 in deferred tax assets associated with its foreign operations.  These tax benefits were acquired upon the acquisition of QR in April 2007 and primarily relate to the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

Goodwill and other intangibles
Prior to April 2007, the Company did not have any long-lived assets or goodwill.  Long-lived assets held for use by the Company will be reviewed for impairment whenever circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable.  The Company will also perform ongoing impairment analysis on intangible assets related to technology.  Determination of whether impairment exists will be based upon comparison of the identifiable cash flows of the assets to the carrying values of the respective assets, and if impaired the value of the asset will be reduced.  Goodwill is not amortized, but will be tested for impairment on an annual basis each June 30th, or whenever circumstances or events indicate that the carrying amount may not be recoverable.  The impairment tests will be based on a comparison of the fair value of the reporting entity to the respective goodwill amount.  Any identified impairment will result in a charge to reduce the carrying value of the associated goodwill.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings and cash flows are subject to changes in interest rates (short-term prime based interest rates) primarily from its borrowings under its senior debt.  The interest rate on the term loan is fixed, however the interest rate on the revolver varies with the prime rate of interest.  A hypothetical, instantaneous increase of one percentage point in the prime rate of borrowing would increase interest expense by $30,000 for twelve months, assuming that the entire revolver line was utilized.  Therefore, the Company does not believe that it is materially exposed to changes in interest rates.  The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Prior to April 2007, the Company’s earnings and cash flows were subject to changes in interest rates associated with U.S. Treasury Notes and U.S. Treasury Bills.  As the Company used its excess cash for the purchase of QR in April 2007 and no longer maintains any significant cash balances, the Company does not believe that they are materially exposed to market rate volatility.

The Euro is the functional currency of the Company’s foreign operations, which will account for a significant portion of the Company’s future sales and manufacturing operations, (the amounts for Fiscal Year 2007 were not significant as QR was acquired in April 2007).

The Company’s earnings and cash flows are subject to foreign currency exchange rate risk, specifically the Euro/Dollar and the Yen/Dollar.  The Company does not believe that it is materially exposed to foreign currency exchange rate risk due to the volume of purchases in foreign currency relative to purchases in the functional currency; however, the relative strength of the Dollar to the Euro or to the Yen does affect the Company’s gross profit.  The Company continuously monitors all changes in foreign currency and may adjust its pricing to customers to reflect these changes.  The Company did purchase a Euro hedge contract relative to the acquisition of QR, to limit the Company’s exposure to the Euro/dollar exchange.  As of June 30, 2007, the Company did not have any outstanding hedge contracts.
.
Item 8. Financial Statements and Supplementary Data

The information that appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONTENTS
June 30, 2007

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheet	F-2
Statement of Operations	F-3
Statement of Shareholders' Equity	F-4
Statement of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-20

Supplemental Schedule:

Schedule of Valuation and Qualifying Accounts	F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AFP Imaging Corporation

We have audited the accompanying consolidated balance sheets of AFP Imaging Corporation and Subsidiaries (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and the schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AFP Imaging Corporation and Subsidiaries as of June 30, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with United States generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 11, 2007

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30,	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$921,632	$5,213,289
Accounts receivable, less allowance for doubtful accounts
of $130,000 and $90,000, respectively	5,030,579	2,757,114
Inventories	6,395,052	4,834,510
Prepaid expenses and other current assets	179,771	97,189
Deferred income taxes	926,603	680,000
Total current assets	13,453,637	13,582,102

Property and Equipment, net of accumulated depreciation
of $1,602,121 and $1,450,484, respectively	539,002	377,665

Deferred income taxes	369,115	-

Other assets	381,905	380,797

Goodwill	3,846,405	-

Other intangibles	8,580,762	-
Total Assets	$27,170,826	$14,340,564

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$536,727	$-
Accounts payable	2,834,875	2,035,117
Accrued expenses	2,887,584	1,565,174
Total current liabilities	6,259,186	3,600,291
Deferred Liabilities	213,860	71,204
Long-term debt	5,822,347	-
Total liabilities	12,295,393	3,671,495
Commitments and Contingencies
Common Stock subject to registration rights	-	4,744,323
Shareholders' Equity:
Preferred stock - $.01 par value; authorized 5,000,000 shares, none issued	-	-
Common stock - $.01 par value; authorized 30,000,000 shares, issued and outstanding 17,928,800 shares at June 30, 2007 and 12,345,994 shares at
June 30, 2006 (including 2,777,777 shares subject to registrations rights	179,288	95,682
Common stock warrants	91,131	110,931
Paid-in capital	25,404,045	11,805,852
Accumulated deficit	(10,760,543)	(6,087,719)
Cumulative translation adjustment	(38,488)	-
Total shareholders' equity	14,875,433	5,924,746
Total Liabilities and Shareholders' Equity	$27,170,826	$14,340,564

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

Years ended June 30,	2007	2006	2005

Net sales	$28,719,693	$24,998,272	$23,135,063

Cost of sales	17,864,218	15,670,428	14,189,096

Gross profit	10,855,475	9,327,844	8,945,967

Selling, general and administrative expenses	10,541,576	7,594,820	7,155,537

Amortization of Intangibles	225,054	--	--

Write-off of in process research and development	3,760,000	--	--

Research and development expenses	1,021,766	696,700	435,813

Operating income/(loss)	(4,692,921)	1,036,324	1,354,617

Gain realized on Euro hedge contract	(352,966)	-	-

Interest expense, net of interest income	133,418	34,457	125,358

Income/(loss) before provision/(benefit)
for income taxes	(4,473,373)	1,001,867	1,229,259

Income taxes	199,451	(3,481)	(670,671)
Net income/(loss)	$(4,672,824)	$1,005,348	$1,899,930

Net income/(loss) per common share:
Basic	$(.34)	$.10	$.20
Diluted	$(.34)	$.10	$.19

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Years ended June 30, 2005, 2006 and 2007
	Comprehensive Loss	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total

Balance June 30, 2004	$-	$92,710	$19,800	$11,545,883	$(8,992,997)	$-	$2,665,396
Issuance of 137,100 shares of common stock in connection with the exercise of stock options	-	1,367	-	47,938	-	-	49,305
Issuance of 100,000 stock options below market price	-	-	-	48,000	-	-	48,000
Net income	-	-	-	-	1,899,930	-	1,899,930
Balance June 30, 2005	-	94,077	19,800	11,641,821	(7,093,067)	-	4,662,631

Issuance of 2,777,777 shares of common stock	-	27,778	-	4,972,222	-	-	5,000,000
Fees associated with the issuance of common stock	-	-	-	(255,677)	-	-	(255,677)
Reclassification of common stock subject to registration rights	-	(27,778)	-	(4,716,545)	-	-	(4,744,323)
Issuance of 160,500 shares of common stock in connection with the exercise of stock options	-	1,605	-	81,633	-	-	83,238
Issuance of common stock warrants	-	-	91,131	-	-	-	91,131
Stock based compensation expense	-	-	-	82,398	-	-	82,398
Net income	-	-	-	-	1,005,348	-	1,005,348
Balance June 30, 2006	-	$95,682	$110,931	$11,805,852	$(6,087,719)	-	$5,924,746

Issuance of 82,000 shares of common stock in connection with the exercise of common stock warrants	-	828	(19,800)	18,972	-	-	-
Adjustment to reclassify common stock subject to registration rights from temporary equity	-	27,778	-	4,716,545	-	-	4,744,323
Issuance of 5,500,000 shares of common stock	-	55,000	-	8,085,000	-	-	8,140,000
Stock-based compensation expense	-	-	-	82,461	-	-	82,461
Fees associated with issuance of common stock	-	-	-	(419,569)	-	-	(419,569)
Issuance of 800,000 warrants in connection with the issuance of debt	-	-	-	1,114,784	-	-	1,114,784
Foreign currency translation loss	(38,488)	-	-	-	-	(38,488)	(38,488)
Net loss	(4,672,824)	-	-	-	(4,672,824)	-	(4,672,824)
Comprehensive loss	$(4,711,312)	-	-	-	-	-	-
Balance June 30, 2007		$179,288	$91,131	$25,404,045	$(10,760,543)	$(38,488)	$14,875,433

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended June 30,	2007	2006	2005
Cash flows from operating activities:
Net income/(loss)	$(4,672,824)	$1,005,348	$1,899,930
Adjustments to reconcile net income/(loss) to net
cash provided by/ (used in) operating activities:
Write-off of in process research and development	3,760,000	-	-
Issuance of stock options below market price	-	-	48,000
Amortization of discount on term loan	49,144	-	-
Depreciation and amortization	500,257	224,939	218,682
Realized gain on Euro hedge contract	(352,966)	-	-
Provision for losses on accounts receivable	-	16,245	38,454
Write-off of deferred financing costs	75,000	-	-
Deferred income taxes	-	-	(680,000)
Non-cash compensation expense	82,461	82,398	-
Change in assets and liabilities, net of acquisition:
(Increase) in accounts receivable	(927,095)	(69,223)	(238,830)
(Increase) in inventories	(382,044)	(913,127)	(1,217,374)
Decrease (increase) in prepaid expenses and other
current assets	(44,736)	(8,120)	178,311
(Increase) in other assets and long-term deferred taxes	(132,198)	(259,365)	(31,747)
Increase in accounts payable	351,003	695,866	416,752
Increase in accrued expenses	8,205	203,660	513,591
(Decrease) in deferred rent	(20,344)	(44,211)	(20,345)
Increase in deferred liabilities	163,000	-	-
Net cash (used in) provided by operating activities	(1,543,137)	934,410	1,125,424
Cash flows from investing activities:
Acquisition of QR srl, net of cash acquired	(17,360,931)	-	-
Purchases of property and equipment	(251,206)	(205,106)	(176,981)
Net cash used in investing activities	(17,612,137)	(205,106)	(176,981)
Cash flows from financing activities:
Issuance of common stock	8,140,000	5,000,000	-
Payment of fees associated with issuance of common stock	(419,569)	(256,677)	-
Repayments of debt	(749,004)	(674,585)	(998,732)
Borrowing of debt	8,173,178	-	-
Deferred financing fees associated with new debt issuance	(242,500)	-	-
Exercise of common stock options	-	83,238	49,305
Net cash provided by (used in) financing activities	14,902,105	4,159,976	(949,427)
Exchange rate effect on cash and cash equivalents	(38,488)	-	-
Net increase (decrease) in cash and cash equivalents	(4,291,657)	4,882,280	(984)
Cash and cash equivalents at beginning of year	5,213,289	331,009	331,993
Cash and cash equivalents at end of year	$921,632	$5,213,289	$331,009
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$268,899	$81,468	$132,441
Income taxes	$183,486	$10,329	$24,701
Supplemental schedule of Non Cash Activity
Cashless exercise of common stock warrants	$19,800	-	-
Issuance of 800,000 warrants in connection with
the new debt issuance	$1,114,784	-	-

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
AFP Imaging Corporation, together with its subsidiaries (the "Company"), was organized on September 20, 1978 under the laws of the State of New York.  The Company is engaged in the business of designing, developing, manufacturing and distributing equipment for generating, capturing and/or producing dental, veterinary and medical diagnostic images through digital imaging technologies as well as the chemical processing of photosensitive materials.  These products are used by medical, dental, veterinary and industrial professionals.  The Company's products are sold and distributed to worldwide markets, under various brand names, through a network of independent and unaffiliated dealers and independent sales representatives.

On April 19, 2007, the Company completed the acquisition of Quantitative Radiology srl, an Italian corporation (“QR”), by acquiring all of the outstanding share capital of QR from the shareholders.  QR is a global supplier of state-of-the-art, in-office three-dimensional dental computed tomography (CT).  QR uses an imaging technology that features a cone shaped beam of x-rays (a CBCT scanner).  The Company, prior to April 19, 2007, had acted as QR’s exclusive distributor in North and South America, excluding Brazil.  Funding for the acquisition was principally derived from two sources; the first was the proceeds raised from a private offering of the Company’s common stock to equity investors and the second was the loan proceeds from ComVest Capital, LLC in connection with a term loan and revolving credit facility.  In connection with the acquisition, the Company, entered into employment agreements with each of the former shareholders’ of QR.  Each agreement contains a non-compete clause which prohibits the employee from engaging in activities competitive with the business of QR for a period of five years from the date of termination of employment.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements.  The common stock was issued and sold pursuant to the exemption from registration afforded by regulation D of the Securities Act of 1933, as amended.  In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.  The proceeds were used for the purchase of QR.  The Company has granted the investors certain registration rights with respect to the resale of the shares acquired and agreed to register these shares of common stock.  The Company is subject to specific penalties if the registration statement is not filed within a certain time.  The Company has received an extension of time allowed to file this registration statement from the investors until October 15, 2007, so as to incorporate the information contained within this Annual Report on Form 10K.  The Company believes that any payments of penalties related to this registration statement are remote.

On April 13, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with ComVest Capital, LLC (“ComVest”) whereby ComVest agreed to lend the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility.  The term loan bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007; and the revolving loans bear interest at a rate per annum of two percent (2%) plus the prime rate and is payable in full on April 30, 2012.  The Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to ComVest as collateral security for repayment of the loans.  This new senior secured Revolving Credit and Term Loan Agreement replaced the Company’s previous $2.5 million senior secured credit facility, which was due to expire on September 21, 2007.  As part of the transaction, the Company granted to ComVest an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants.  The Company entered into a Registration Rights Agreement pursuant to which it has agreed to register the shares of common stock issuable upon exercise of the warrants and conversion of the term note.  The Company is subject to specific penalties if the registration statement is not filed within a certain time and then declared effective within a certain time.  The Company must also use its best efforts to keep the registration statement effective during the applicable registration period.  The Company has received an extension of the time allowed to file this registration statement from ComVest until October 15, 2007, so as to incorporate the information contained within this Annual Report on Form 10K.  The Company believes that any payments of penalties related to this registration statement are remote.

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

Research and development costs are charged to expense as incurred.  These costs are incurred in connection with the design and development of the Company's new or enhanced products.

Advertising costs, included in selling, general and administrative costs, are charged to expense as incurred and were approximately $322,500, $287,600 and $185,300 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

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

As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards.  Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005.  Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.  Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated.  For the twelve months ended June 30, 2007 and June 30, 2006, non-cash stock based compensation expense related to stock option awards (“Stock Option Expense”) was $82,461 and $82,398, respectively, and have been included in selling, general and administrative expenses.  The compensation expense did not result in a tax benefit as a result of the valuation allowance applied to the related deferred tax asset.  For the twelve months ended June 30, 2005 had the Company adopted the fair value based method of accounting for stock-based compensation under the provisions of SFAS 123R, Stock Option Expense would have been $151,884, and the effect on the Company’s net income and net income per share would approximate the pro forma amounts shown in the following table:

June 30,	2005
Net income as reported	$1,899,930
Deduct:
Stock compensation expense
determined under fair-value-based
method for all awards	(151,884)
Pro forma net income (loss)	$1,748,046
Basic net income per share, as reported	$.20
Basic net income per share, pro forma	$.19
Diluted net income per share, as reported	$.18
Diluted net income per share, pro forma	$.18

The Company translates the assets and liabilities of its foreign subsidiaries into US dollars at the closing balance sheet rate of exchange.  Income and cash flow statements are translated at the average rates of exchange for the period.  Gains and loses from translating the financial statements of the foreign operations where the functional currency is not the US dollar is included in Foreign Currency Translation Adjustment within Shareholders’ Equity.  The functional currency for the Company’s foreign subsidiaries is the local currency.  The Company did not have any foreign operations for the fiscal years ended June 2006 and 2005.  Any exchange rate differences arising at the time of collection of accounts  receivables or settlement of accounts payable are included in net income.

In addition to net income (loss), comprehensive income (loss) includes other charges or credits to equity other than those resulting from transactions with shareholders.  Comprehensive income/ (loss) relates to foreign currency translation adjustments related to the Company’s foreign subsidiaries.

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

The Company purchased a Euro hedge contract in March 2007 to limit the Company’s foreign currency exchange risk associated with the purchase of QR on April 19, 2007, as the purchase price was in Euro.  The Company realized a gain of $352,966 which is included in the accompanying consolidated statement of operations.  In accordance with FASB Statement No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, the off-setting gain has been recorded as part of the transaction costs associated with the purchase of QR.  This derivative financial instrument has been designated a fair value hedge and is deemed to be completely effective.  There were no derivative financial instruments outstanding as of June 30, 2007.

Prior to April 2007, the Company did not have any long-lived assets or goodwill.  Long-lived assets held for use by the Company will be reviewed for impairment whenever circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable.  The Company will also perform ongoing impairment analysis on intangible assets related to technology.  Determination of whether impairment exists will be based upon comparison of the identifiable cash flows of the assets to the carrying values of the respective assets, and if impaired the value of the asset will be reduced.  Goodwill is not amortized, but will be tested for impairment on an annual basis each June 30th, or whenever circumstances or events indicate that the carrying amount may not be recoverable.  The impairment tests will be based on a comparison of the fair value of the reporting entity to the respective goodwill amount.  Any identified impairment will result in a charge to reduce the carrying value of the associated goodwill.

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

Basic and diluted income per common share for the fiscal years ended 2007, 2006 and 2005 is presented below:

June 30,	2007	2006	2005
Net income/(loss)	$(4,672,824)	$1,005,348	$1,899,930
Weighted-average common shares outstanding - Basic	13,635,688	10,009,958	9,380,855

Basic Net income/(loss) per share	$(.34)	$.10	$.20

Weighted-average common shares outstanding – Diluted
Basic shares	13,635,688	10,009,958	9,380,855
Dilutive effect of stock options	---	416,417	426,758
Dilutive effect of warrants	---	86,864	78,049
Weighted-average common shares outstanding - diluted	13,635,688	10,513,239	9,885,662
Diluted Net income/(loss) per share	$(.34)	$.10	$.19

The diluted income per common share computation reflects the effect of common shares contingently issuable upon the exercise of warrants and options in periods in which conversion would cause dilution.  The diluted weighted-average number of shares outstanding for the years ended June 30, 2007, 2006, and 2005 does not include the potential exercise of the following stock options and warrants as such amounts were antidilutive,

June 30	2007	2006	2005
Options	893,900	10,000	18,000
Warrants	850,000	0	0
Diluted Shares	1,743,900	10,000	18,000

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

With respect to the above described financing, the Company filed a registration statement which was declared effective on July 14, 2006.  If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors.  Additionally, the Company is required to file amendments to the registration statement as necessary to keep the registration effective for 24 months from the closing date. In accordance with the provisions of FSP EITF 00-19-2, the Company has reclassified this private placement from temporary equity to shareholders’ equity on the accompanying balance sheet as of June 30, 2007.  At June 30, 2006, the net proceeds were classified as temporary equity in accordance with the provisions of EITF Topic D-98.  The Company has maintained this registration statement since it was declared effective and believes that any future payments related to this registration statement are remote.  Therefore, in accordance with SFAS 5, Accounting for Contingencies, no corresponding contingent liability has been recorded.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”).  This statement improves financial reporting by allowing fair value measurement for hybrid financial instruments that contain an embedded derivative as well as clarifying certain points of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006.  In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS No. 156”).  This statement requires that all separately recognized servicing assets and liabilities be initially measured at fair value if practicable and clarifies certain points of SFAS140.  SFAS No. 156 is effective for fiscal years that begin after September 15, 2006.  The Company does not believe that SFAS Nos. 155 and 156 will have any material effect on the Company’s financial statements or results of operations.

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

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”).  SFAS No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end financial position.  The Company is required to adopt SFAS No. 158, as applicable, as follows.  The Company must recognize the funded status of its defined benefit postretirement plans and provide the required disclosures as of June 30, 2007, and the Company must measure the plan assets and benefit obligations for the fiscal year ended June 30, 2009.  The Company does not believe that there will be any material effect on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, so as to improve financial reporting by providing entities with the opportunity to alleviate volatility in reported earnings.  This Statement should expand the use of fair value measurement and permits all entities to choose to measure eligible items at fair value at specified election dates.  The resulting unrealized gains or losses on items which the fair value option has been elected are to be reported in earnings.  The Company is required to adopt SFAS No. 159, as applicable, beginning in July 2008.  The Company is evaluating the effect of SFAS No. 159, but does not believe that there will be any material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	INVENTORIES:

Inventories, net of reserves, consist of the following:

June 30	2007	2006
Raw materials and subcomponent parts	$2,856,813	$1,984,979
Work-in-process and finished goods	3,538,239	2,849,531
	$6,395,052	$4,834,510

Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value).  The Company’s US operations uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control and maintain the movement of all inventory components.  The Company’s foreign operations evaluated various inventory control systems, and implemented such in early fiscal year 2008.  Provision has been made for any potential losses on obsolete or slow-moving inventory items.

Demonstration equipment which is on consignment with customers is valued at the costs described above, reduced for reductions in value in view of its technical obsolescence, over periods up to five years.

3.	PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

June 30,	2007	2006
Leasehold improvements	$255,071	$239,277
Machinery and equipment	1,886,052	1,588,872
	2,141,123	1,828,149
Less accumulated depreciation and amortization	(1,602,121)	(1,450,484)
Property and equipment, net	$539,002	$377,665

Depreciation and amortization was $253,402, $216,179 and $176,514 for the years ended June 30, 2007, 2006 and 2005, respectively.

The Company retired $101,763 and $56,749 of assets during fiscal years 2007 and 2005, respectively, and did not retire any assets during fiscal year 2006.

4.	DEBT:

On April 13, 2007, the Company entered into a new senior secured credit facility (the Revolving Credit and Term Loan) with ComVest Capital, LLC that replaced the Company’s existing $2.5 million revolving line of credit that was due to expire on September 21, 2007.  The Revolving Credit and Term Loan consists of a $5 million convertible term note and a $3 million revolving loan facility.  The convertible term note bears interest at a rate of ten percent per annum and provides for repayment over five years commencing in November 2007 with a final balloon payment of all remaining amounts due there-under on April 30, 2012.  The revolving loan bears interest at a rate of two percent plus prime rate per annum, currently equal to 9.75%, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to certain maximum borrowing base requirements, has certain reporting requirements to the lender, and is payable in full on April 12, 2012.  The convertible term note, in addition to being convertible by the Company upon the satisfaction of certain conditions, including a trading price equal to 175% of the conversion price and the Company’s common stock being traded on Nasdaq, is convertible by the lender at any time into shares of common stock at a conversion price of $2.37 per share, or 2,109,705 shares based on the initial principal amount of the convertible term note.

The Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to ComVest as collateral security for repayment of the loans.  The Revolving Credit and Term Loan is secured by all of our and our wholly-owned subsidiaries inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles.  It is believed that the Revolving Credit and Term Loan is sufficient to finance our ongoing working capital requirements for the foreseeable future.  The Revolving Credit and Term Loan Agreement has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum borrowing base limitations, and has certain reporting requirements.

As part of the transaction, the Company granted to ComVest an aggregate of 800,000, five-year warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants. The Company has assessed whether the warrants granted to ComVest should be classified as either a liability or equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” and concluded that these warrants should be classified as equity.  The Black-Scholes Method was used to value these detachable warrants, and have been recorded in the accompanying Consolidated Balance Sheets at $1,114,784.  The Company entered into a Registration Rights Agreement pursuant to which it has agreed to register the shares of common stock issuable upon exercise of the warrants and conversion of the term note.

.In accordance with Accounting principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase warrants”, proceeds received from the sale of debt with detachable stock purchase warrants are allocated to both the debt and the warrants.  The portion allocable to warrants is accounted for as additional paid in capital, and the remaining portion is classified as debt.  The fair value of the warrants issued to ComVest is being treated as debt discount, which will be accreted as interest expense utilizing the interest method over the 60-month term of the Term Loan.  The assumptions used for the Black-Scholes option pricing model were as follows:  risk-free interest rate of 4.66%, expected volatility of 123%, an expected life of five years, and no expected dividends.  A summary of such follows:

June 30, 2007
Term Loan	$5,000,000
Fair value of warrants (recorded as capital in excess of par)	(1,114,784)
Accretion of debt discount (recorded as interest expense)	49,144
Recorded value of Term Loan	$3,934,360

As of June 30, 2007, the Company was in compliance with all terms and conditions of the Revolving Credit and Term Loan Agreement.

There was no outstanding debt as of June 30, 2006.  As of June 30, 2007, debt consisted of the following:

June 30	2007
ComVest Term Loan, net of debt discount	$3,934,360
$3.0 Million Revolving Senior Credit Facility	2,424,714
$2.5 million Revolving Senior Credit Facility (a)	-
Nystrom subordinated note payable (b)	-
6,359,074
Less current portion	536,727
Total long-term debt	$5,822,347

(a)
This Revolving Senior Credit Facility was replaced in April 2007 with an $8 million Senior Credit Facility to facilitate the acquisition of QR Srl.  The $2.5 million Revolving Credit Facility was due to expire in September 2007 and was repaid in full prior to the closing of the new $8 million Senior Credit Facility.

(b)
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

At June 30, 2007, there was no foreign debt outstanding.

Maturities of long-term debt, including the Term loan, net of debt discount, and the Revolving Loan for the subsequent five years are as follows:

Year ending June 30	Payments Due	Debt Discount
2008	$740,741	$204,014	$536,727
2009	1,111,111	213,914	897,197
2010	1,111,111	225,057	886,054
2011	1,111,111	236,694	874,417
2012	3,350,640	185,961	3,164,679
	$7,424,714	$1,065,640	$6,359,074

At June 30, 2007, the Company had available $575,286 of unused lines of credit under the Revolving Senior Credit Facility.

Due to the short-term nature of all of the debt as well as borrowing rates currently available to the Company, the fair market value of all of the Company's debt approximated its carrying value.

5.	ACCRUED EXPENSES:

As of June 30, 2007 and 2006, accrued expenses consisted of the following:

June 30	2007	2006
Accrued environmental claim (see Note 9)	$11,550	$11,550
Accrued payroll expenses	933,043	545,487
Accrued amounts due vendors for in-transit inventory	446,032	433,639
Current income, sales and VAT taxes payable	684,967	-
Accrued expenses – other (none in excess of 5% of current liabilities)	811,992	574,498
	$2,887,584	$1,565,174

Included in accrued payroll expenses above is approximately $273,000 of severance indemnity costs mandated under Italian labor laws.  All employees are entitled to an indemnity upon termination of their employment relationship for any reason.  The respective benefit accrues to each employee on a pro-rata basis during their employment period and is based upon their respective salary.  The vested benefit payable accrues interest.  The amounts reflected in the consolidated balance sheets reflects the total amount of the indemnities that each employee would be entitled to receive if termination were to occur as of June 30, 2007.

6.	COMMON STOCK OPTIONS:

The Company has two employee incentive stock option plans under which approximately 1,100,000 shares of Company common stock were originally authorized and available for issuance.  Most options that are granted under the plans are fully vested when granted.  Under the terms of these plans, options to purchase common stock of the Company may be granted at not less than 85% of the fair market value of the stock on the date of grant, 100% of the fair market value in the case of incentive stock options qualifying under Section 422A of the Internal Revenue Code (“ISOs”), or 110% of the fair market value of ISOs granted to persons owning more than 10% of the outstanding stock of the Company.  As of June 30, 2007, all but 25,000 of the outstanding stock options issued by the Company were fully vested.

As described in Note 1, effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), ShareBased Payment (“SFAS No. 123R”), using the modified prospective method without restatement of the periods prior to the adoption date.  As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards.  Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005.  Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.  Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated.  See Note 1, for the effect on the Company’s net income and net income per share amount for the year ended June 30, 2005 had Stock Option Expense been determined in accordance with FAS 123.

The fair value of each option granted under the Company’s incentive stock plans during the twelve months ended June 30, 2007, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing method.  Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of Company common stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on Company common stock and (d) risk free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives.  Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives.  Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices.  The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any dividends in the foreseeable future.  The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during the twelve months ended June 30, 2007, 2006 and 2005.

.	2007	2006	2005
Expected volatility	148% - 151%	151% - 155%	80%
Expected lives from grant date	10 years	10 years	10 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.76% - 5.13%	4.19% - 5.07%	3.09% - 4.29%

Stock options to purchase an aggregate 20,000 shares of Company common stock were granted to the Company’s outside Board of Director members in the three-month period ended September 30, 2006.  The outside Board of Director members elected to forgo the issuance of an additional 20,000 shares of common stock, to which they were entitled, in accordance with the Company’s policy for non-employee director compensation.  Stock options to purchase an aggregate of 50,000 shares of Company common stock were granted to an employee in April 2007, half of these options vested immediately and the remainder will vest in April 2008.  Compensation expense amounting to $40,131 will be recognized in Fiscal Year 2008, upon the vesting of these options.

Transactions under the plans for fiscal 2007, 2006 and 2005 are as follows:

Year ended June 30	2007		2006		2005
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of fiscal year	827,900	$.87	948,400	$.76	1,008,500	$.57
Exercised	0	0	(160,500)	.52	(137,100)	.36
Granted	70,000	1.78	40,000	2.14	140,000	1.53
Forfeited	(4,000)	1.15	0	0	(6,0000	.96
Expired	0	0	0	0	(57,000)	.31
Outstanding, end of fiscal year	893,900	$.94	827,900	$.87	948,400	$.76
Exercisable at June 30	868,900		827,900		948,400
Weighted-average fair value of options granted during years ended June 30	$1.83		$2.11		$1.09

The aggregate intrinsic value of the outstanding options, which are currently exercisable, amounted to $665,907 at June 30, 2007.  No options were exercised during the twelve months ended June 30, 2007.

At June 30, 2007, stock option information is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at June 30, 2007	Weighted- average Exercise Price
$ .11 - $ .50	396,000	2.67	$.30	396,000	$.30
$ .53 - $ .81	25,500	2.94	.61	25,500.61
$1.06 - $1.75	394,400	8.87	1.37	369,400	1.35
$1.85 - $2.45	78,000	6.81	2.15	78,000	2.15
	893,900	6.24	$.94		$.92

7.	INCOME TAXES:

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.  As of June 30, 2007, the Company has recorded a deferred tax asset of approximately $1,296,000, which primarily relates to US losses recorded in prior years and foreign deferred tax assets acquired related to the acquisition of QR in April 2007.  The Company believes that it is likely that the Company will utilize these prior year net operating loss carry forwards.  However, should circumstance change and the Company determine that it will not be able to utilize its net operating loss carryforward, such as a decline in future consolidated taxable income, the Company will reevaluate its valuation allowance.  The net tax expense recorded as of June 30, 2007 includes foreign taxes at the statutory rates on the Company’s foreign operations, deferred foreign taxes related to permanent tax items, and state income and capital taxes generated in the United States.

Net operating loss carryforwards ("NOLs") amounting to approximately $7.24 million in federal NOLs and $12.0 million in state NOLs at June 30, 2007, will expire beginning in 2010.  The NOLs are subject to review by the Internal Revenue Service.  Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, will limit the amount of NOLs available for use in any one year.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is based upon the generation of future taxable income during future periods.  The Company recorded the above valuation reserve, based on management's conclusion that it is more likely than not that consolidated future operations will not generate sufficient taxable income to realize the entire deferred tax assets during the carryforward period for these tax attributes

The income/(loss) before provision for income taxes is comprised of the following:

June 30	2007	2006	2005
United States	($1,195,502)	$ 1,001,867	$1,229,259
Foreign	(3,277,871)	-	-
Total	($4,473,373	$ 1,001,867	$1,229,259

The provision/(benefit) for income taxes is comprised of the following:

June 30	2007	2006	2005
Current
Federal (US)	$-	$ (1,919)	$ 11,775
State (US)	25,147	(1,562)	(2,446)
Foreign	84,873	-	-
Total Current	110,020	(3,481)	9,329
Deferred
United States	-	-	(680,000)
Foreign	89,431	-	-
Total Deferred	89,431	-	(680,000)
Total	$199,451	($3,481)	$(670,671)

The difference between the provision for income taxes at the effective federal statutory rates and the amounts provided in the consolidated financial statements is summarized as follows:

June 30,	2007	2006	2005
Tax provision at federal statutory rates	($1,520,947)	$ 340,635	$ 417,948
Increase (decrease) in tax provision resulting from:
State income tax provision /(benefit)	16,597	(1,562)	(2,446)
Foreign regional tax provision	47,512	-	-
Foreign tax benefit	(7,185)	-	-
Other non deductible items	31,216	-	-
Increase/(decrease) in valuation allowance	1,632,258	-	(680,000)
Utilization of federal operating loss carryforwards	-	(342,554)	(406,173)
Provision/benefit for income taxes	$199,451	$ (3,481)	$ (670,671)

The items that comprise the deferred tax balance are as follows:

June 30,	2007	2006
Depreciation and amortization	$118,189	$22,736
Amortization of acquisition intangibles	1,487,754	-
Accrued liabilities and reserves not currently deductible	287,604	174,292
Inventory	156,000	134,082
Deferred tax assets acquired	615,718	-
Net operating loss carryforwards and tax credits	3,184,139	3,270,318
	5,849,404	3,601,428
Deferred tax asset valuation reserve	(4,553,686)	(2,921,428)
	$1,295,718	$680,000
Deferred tax asset - Current	926,603	680,000
Deferred tax asset – Non-current	369,115	-
Deferred tax asset - Total	$1,295,718	$ 680,000

8.	PROFIT SHARING PLAN:

The Company maintains a defined contribution profit-sharing plan and trust pursuant to which its United States participants receive certain benefits upon retirement, death, disability and, to a limited extent, upon termination of employment for other reasons.  In fiscal 2006, the Company established a Safe Harbor 401(k) defined contribution plan pursuant to which all eligible participants can make contributions.  In addition, the Company is required to make either a specified matching contribution or a 3% contribution to all participants.  Allocation among participants' interests, including officers and directors who are employees, is in accordance with IRS regulations for both of these plans.

The aggregate amount contributed to each of these plans by the Company each fiscal year is determined by the board of directors following a review of the profits of such fiscal year.  For the years ended June 30, 2007 and 2006, the Company contributed $143,112 and $126,716, respectively towards the Safe Harbor 401(k).  The profit sharing plan requires no minimum contribution by the Company.  The Company made a contribution of $63,550 for the year ended June 30, 2005 towards the profit sharing plan.  In Fiscal Year 2008, the Company plans to distribute the cash and short-term marketable securities contained within the profit sharing plan to each employee’s respective 401(k) account, based on their respective pro-rata balances.  The profit sharing plan will only contain its existing common stock portfolio and the Company does not intend to make any further contributions to this plan.

9.	COMMITMENTS AND CONTINGENCIES:

The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985.  This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey.  The Company maintains that its waste materials were of a general commercial nature. This claim was originally filed in 1998 by the federal government in United States District Court and the State of New Jersey, citing several hundred other third-party defendants.  The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit.  The Company's claimed liability was potentially assessed by the plaintiff at $150,000.  The Company has joined, along with other involved defendants in an alternative dispute resolution (ADR) process for smaller claims.  A recent settlement amount was offered by this group, however, to date, no settlement has been reached.  The potential cost to the Company based on this settlement offer has been assessed at $18,080.  The Company had accrued $11,550 as of Fiscal Year 2007 and Fiscal Year 2006, which represents the Company’s estimate of its potential liability, net of the Company’s insurance carrier’s agreed-upon contribution towards a potential settlement.  The Company does not expect to receive any further information until a status conference is held in late November 2007.  The Company cannot, at this time, assess the amount of liability that could result from any adverse final outcome of this environmental complaint. The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in this environmental claim.

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

On October 1, 2007, a settlement was reached in the product liability insurance action filed in May 2005 in the Superior Court in Hartford, Connecticut and later transferred to the United States District Court, District of Connecticut, in which the Company was a defendant (with several other parties).  The plaintiff, through its insurance company, claimed that the Company’s equipment caused damages on the plaintiff’s premises in May 2003.  The case was settled for less than the originally claimed amount and included mutual releases for all participating parties from any liability arising from the claim.  The Company’s insurance carrier was responsible for the settlement, and therefore there was no financial effect on the Company.

The Company is involved in two other product liability insurance actions, however, to date, no lawsuits have been filed.  The Company maintains that its equipment was not the cause of the respective incidents or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in these matters.  The Company does not believe that the final outcome of either of these matters will have a material adverse effect on the Company.

The Company was named as a third party defendant in a lawsuit which was filed in May 2007 in the Supreme Court of Orange County, New York.  The lawsuit alleges that the Company’s negligence in manufacturing, designing, assembling and distributing its digital radiographic sensors caused damages to the plaintiff.  The entire complaint seeks $37,770 in damages.  The Company believes its obligation is limited to less than $10,000, based on the specifics of the transaction.  The Company has offered a full refund on this transaction and is awaiting the plaintiff  and defendant to resolve their specific differences.  The Company’s attorneys, are assisting in the Company’s defense in this matter and are trying to finalize a mutually acceptable settlement with all concerned parties.  The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company.

On August 8, 2007, the Company received a letter from Lightyear Technology’s counsel that alleges certain actions the Company may have taken in subsequent to the acquisition of a distribution channel, in December 2006.  The claims may give rise to causes of action and claims of fraud and breach of contract.  To date, no legal action has been filed.  The Company is currently in full compliance with the terms of the contract and maintains that there was neither fraud, nor breach of contract.  The Company acted in good faith at all times with the management and direction of this distribution channel.  At this time, the Company cannot access the final outcome of this situation.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

The Company has a noncancelable operating lease, as amended in March 2004, for office and manufacturing facilities in Elmsford, New York which expires in fiscal year 2010.  The lease provides for rent abatements and scheduled increases in base rent.  Rent expense is charged to operations ratably over the term of the lease resulting in deferred rent payable, which represents cumulative rent expense charged to operations from inception of this lease in excess of required lease payments. Rent expense was approximately $508,000 for each of the years ended June 30, 2007, 2006 and 2005, respectively.

The Company has a noncancelable operating lease for office and manufacturing facilities in Verona, Italy which expires in fiscal year 2015, which it assumed in April 2007 with the acquisition of QR srl.  Rent expense is approximately $112,000 per year using the average exchange rate for the 12 months ended June 30, 2007.

As part of the acquisition of QR srl, the Company granted employment agreements to each of the four former owners, for a total yearly commitment of 500,000 Euros.  Each agreement is for a period of five years and contains a non-compete clause.  The Company can terminate each agreement after the first year of employment, in which event, any employee so terminated is entitled to one-half of the salary for the remaining term.

The Company has a noncancelable operating lease for its small sales and marketing facility in Roswell, Georgia, which expires in fiscal year 2009.  The Company assumed this lease in December 2007, and rent expense was approximately $95,600 in fiscal year 2007.  The Company sub-lets a portion of this facility to an unrelated third-party.

Minimum annual rental payments under these leases are as follows:

Year ending June 30,
2008	$ 805,731
2009	795,554
2010	374,975
2011	112,432
2012 and thereafter	449,729
$2,538,423

The Company’s Italian subsidiary has the ability to borrow up to 350,000 Euros under two separate lines of credit and up to an additional one million Euros from three different lines, all guaranteed by its accounts receivables and inventory.  All the lines are with two different financial institutions.  These lines of credit were granted in August 2007, and no funds were outstanding as of June 30, 2007.

10.	SEGMENT INFORMATION:

As of June 30, 2007 and 2006, the Company had only one business segment, medical/dental imaging.  The medical/dental segment operations are conducted under the Dent-X, EVA, NewTom and AFP trade names and consist of the design, development, manufacturing, marketing and distribution of medical and dental imaging systems and all related accessories.  The amortization of the intangibles and the write-off of the in-process research and development associated with the acquisition of QR has been attributed to the Italian operations.

Geographical financial information for the years ended June 30, 2007, 2006 and 2005 is as follows:
June 30,	2007	2006	2005
Sales:
United States	$19,781,071	$19,306,971	$18,858,056
Europe	2,071,262	-	-
US Export Sales	6,867,360	5,691,301	4,277,007
	$28,719,693	$24,998,272	$23,135,063
Net Income (loss)
United States	$(1,220,649)	$1,005,348	$1,899,930
Europe	(3,452,175)	-	-
	$(4,672,824)	$1,005,348	$1,899,930
Identifiable assets:
United States	$9,942,023	$14,340,564	$8,153,396
Europe	17,228,803	-	-
Total	$27,170,826	$14,340,564	$8,153,396

During the years ended June 30, 2007, 2006 and 2005, no one customer aggregated over 10% of consolidated net sales.

11.  GOODWILL AND OTHER INTANGIBLES

On April 19, 2007 the Company acquired through its wholly-owned subsidiary QR Imaging srl, QR srl, (“QR”) an Italian corporation, located in Verona, Italy.  The purchase price was 13 million Euros and was funded through the issuance of stock and assumption of new debt.  The company incurred approximately $1,558,000 of transactions costs, for a total purchase price of $18,875,360. The Company granted employment agreements to each of the four former owners as part of the transaction.  QR is a global supplier of three-dimensional dental computed tomography.  The results of QR’s operations have been combined with those of the Company since the date of acquisition.

The acquisition was accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”).  The carrying values of QR’s assets and liabilities were adjusted to their fair values on April 19, 2007 and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.  The Company used an independent third-party valuation firm to assist in determining the fair value of the assets acquired.  Many factors were considered including expected worldwide sales in the next several years, the existing customer base based on QR being a dominant supplier of three-dimensional dental imaging prior to the acquisition and the value of the in-process development of new products prior to the acquisition date.

The allocation of the purchase price is as follows:

Current assets	$ 3,673,300
Property, plant and equipment	161,200
Deferred Income taxes	393,000
In process research and development	3,760,000
Intangible assets subject to amortization	8,805,000
Goodwill	3,846,400
Total assets	20,638,900
Current liabilities	1,499,800
Severance indemnity	263,700
Total liabilities assumed	1,763,500
Purchase Price	$ 18,875,400

The Company believes that the acquisition will strengthen its competitive position in the technology-driven Imaging Systems marketplace by adding three-dimensional imaging to its core products as well as greatly expanding its product development capabilities and its world-wide presence.  The acquisition is expected to provide certain synergies for both companies.

A summary of the identifiable intangible assets acquired is as follows:
	Fair Value	Amortization Period
Developed technologies	$5,320,000	7 years
In-process research and development	3,760,000	N/A
Customer Relationships	3,149,000	10 years
Non-compete contracts and other	336,000	5-10 years
Goodwill	3,846,405	indefinite

The in process research and development (“IPR&D”) primarily relates to the development of additional 3D imaging equipment.  As of June 30, 2007, this equipment was not completely developed, nor certified for use, and was therefore classified as IPR&D by the independent evaluation firm.  No alternative future use was identified for these assets, and therefore the entire value was charged to the income statement, included in the write-off of in process research and development line item in Fiscal Year 2007.

The useful lives of the technology assets was determined based on the expected use of the technology, any legal or contractual provisions that might limit the useful lives of the technology, and the effects of know advances, obsolescence, demand and competition required to maintain the future cash flows of the intangible assets.  Based on these factors, developed technologies were assigned useful lives of 7 years.  The useful life of customer relationships was based on the length of existing contractual dealer and customer relationships as well as the estimated average period of 10 years after which the customer or dealer would need to be retrained, similar to a new customer or dealer.  The useful life of the non-compete contracts was based on contractual provisions of the acquisition agreement.  The goodwill of $3,846,405 is expected to be deducted for tax purposes over fifteen years.

The following is a summary of the amortization of the intangible assets subject to amortization:

June 30, 2007	Gross carrying amount	Accumulated amortization	Net
Developed technologies	$5,320,000	$149,918	$5,170,082
Customer relationships	3,149,000	62,117	3,086,883
Non-compete contracts and other	336,000	13,019	322,981
Total	$8,805,000	$225,054	$8,579,946

Amortization expense related to intangible assets subject to amortization was $225,054 for 2007.

Amortization expense related to intangible assets subject to amortization for the next five years is as follows:

Year ending June 30,
2008	$1,140,900
2009	1,140,900
2010	1,140,900
2011	1,140,900
2012	1,140,900

The following summary, pro forma unaudited data of the Company reflects the acquisition of QR as if the acquisition has occurred on July 1, 2005 and July 1, 2006.  The write-off of the in process research and development of $3,760,000 has only been reflected in the results for Fiscal Year 2007 and have not been reflected in the results for Fiscal Year 2006.

	Fiscal Year Ended June 30,
	2007	2006
	(Dollars in thousands, except for per share amounts)
Net sales	$33,806	$32,832
Net income/(loss)	(4,038)	1,218
Basic net income/(loss) per share	$(.23)	$.08
Diluted net income/(loss) per share	$(.23)	$.08
Such pro forma data is not necessarily indicative of future results of operations.

12.	QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized, unaudited quarterly financial data for fiscal 2007 and 2006 are as follows:

June 30, 2007
	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net Sales	$ 5,492,128	$7,884,637	$7,126,326	$8,216,602	$28,719,693
Gross profit	1,710,203	3,182,250	2,446,206	3,546,816	10,885,475
Net Income (loss) (A)	(567,860)	605,648	(378,929)	(4,331,683)	(4,672,824)
Net income (loss) per common share
Basic	($.05)	$.05	($.03)	($.25)
Diluted	($.05)	$.05	($.03)	($.25)
June 30, 2006
	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net Sales	$ 5,130,114	$ 6,359,879	$ 7,173,942	$ 6,334,337	$ 24,998,272
Gross profit	1,847,518	2,552,390	2,692,506	2,235,430	9,327,844
Net Income (loss)	(109,896)	310,256	490,621	314,367	1,005,348
Net income (loss) per common share
Basic	$(.01)	$.03	$.05	$.03
Diluted	$(.01)	$.03	$.05	$.03

(A) Included in the fourth quarter of Fiscal Year 2007, is a charge for $3,760,000 to write-off the in process research and development associated with the acquisition of QR in April 2007,

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2007, 2006 and 2005
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Year	Expenses	Deductions (A)	Year

June 30, 2007
Allowance for doubtful accounts and sales
returns	$90,000	$40,000	$--	$130,000

June 30, 2006
Allowance for doubtful accounts and sales
returns	90,000	20,245	(20,245)	90,000

June 30, 2005
Allowance for doubtful accounts and sales
returns	95,000	38,454	(43,454)	90,000

(A)	Deductions consist of write-offs of uncollectible accounts.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

None

Item 9A.  Controls and Procedures

An evaluation was performed as of June 30, 2007, under the supervision and with the participation of the Company’s management, including its co-chief executive officers and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.  There have been no significant changes in our internal controls or in other factors that could significantly affect our internal control subsequent to June 30, 2007.

Item 9B.  Other Information

Not applicable.

Part III

The information required in items 10, 11, 12, 13, and 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

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

2.	(a) -- Stock Purchase Agreement between ACG Nystromgruppen AB and AFP Imaging Corporation, dated April 17, 1997. (4)
(b) -- Asset Purchase Agreement between AFP Imaging and ProDen Systems, Inc., dated December 24, 1997. (5).
(c) --Promissory Note between ProDen Systems, Inc. and AFP Imaging Corporation, dated August 10, 1999. (6)
(d) -- Amended Promissory Note between ACG Nystromgruppen AB and AFP Imaging Corporation, dated August 11, 1999. (6)

3.	(a) --Restated Certificate of Incorporation of Registrant. (13) (b) -- Revised By-Laws of Registrant, issued December 2004. (12)

4.	(a) -- Specimen of Common Stock Certificates. (1)
(b) -- Common Stock Purchase Warrant issued to Keltic Financial Partners LP. (7)
(c) -- Common Stock Purchase Warrant issued to designees of an investment banking firm in March 2006. (16), (18)
(d) – Form of Subscription Agreement utilized in a private placement of common stock, effective May 2006. (17), (18)
(e) – Form of a Subscription Agreement utilized in a private placement of common stock, effective April 12, 2007. (19)
(f) – Common Stock Purchase Warrant issued to ComVest Capital LLC, dated April 13, 2007. (19)
(g) --Common Stock Purchase Warrant issued to ComVest Capital LLC, dated April 13, 2007. (19)
(h) --Common Stock Purchase Warrant issued to ComVest Capital LLC, dated April 13, 2007. (19)

10.	(a) -- Health and Medical Reimbursement Plan. (1)
(b) -- Lease Agreement dated September 1, 1985, for premises at 250 Clearbrook Road, Elmsford, NY. (3)
(c) -- Profit Sharing Plan of the Registrant, as supplemented. (1)
(d) -- Registrants’ 1999 Incentive Stock Option Plan. (6), (14)
(e) -- Registrant’s 2004 Equity Incentive Plan. (11), (15)
(f) --Keltic Financial Partners LP Loan and Security Agreement. (7) (g) -- Keltic Financial Partners LP Revolving Note. (7)
(h) -- Keltic Financial Partners LP Fifth Amendment to Loan and Security Agreement. (10)
(i) -- Keltic Financial Partners LP Restated Revolving Note . (10)
(j) -- Contract for Sale of Business Assets between AFP Imaging and Amergraph Corporation, dated July 30, 2001. (7)
(k) -- Revolving Credit and Term Loan Agreement by and between ComVest Capital, LLC and AFP Imaging Corporation, dated April 13, 2007. (19)
(l) - Guaranty Agreement made by Dent-X International Inc., QR Imaging USA Inc. and Visiplex Instruments Corporation in favor of ComVest Capital, LLC, dated April 13, 2007. (19)
(m) - Collateral Agreement by and among AFP Imaging Corporation, Dent-X International Inc., QR Imaging USA, Inc., Visiplex Instruments Corporation and ComVest Capital, LLC, dated April 13, 2007. (19)
(n) -- Registration Rights Agreement by AFP Imaging Corporation, made as of April 13, 2007. (19)
(o) -- Convertible Term Note issued by AFP Imaging Corporation to ComVest Capital, LLC, dated April 13, 2007. (19)
(p) -- Revolving Credit Note issued by AFP Imaging Corporation to ComVest Capital, LLC, dated April 13, 2007. (19)
(q) -- Notice of Patent Security Agreement, dated April 13, 2007. (19)
(r) -- Notice of Trademark Security Agreement, dated April 13, 2007. (19)
(s) - Cooperation Agreement between QR S.r.l. and Gianmaria Tommasi, effective April 19, 2007. (19)
(t) -- Contract among QR S.r.l., Attilio Tacconi and Mozzo Pierluigi, effective April 19, 2007. (19)
(u) - Contract between QR S.r.l. and Mara Tacconi, effective April 19, 2007. (19)

(v) - Preliminary Contract for Share transfer by and between QR Imaging S.r.l., NIM S.R.L., Gianmaria Tommasi, Mara Tacconi, Attilio Tacconi and Mozzo Pierluigi, dated February 22, 2007. (19)

11.-- Statement re computation per share earnings. (2)

14. – Code of Ethics. (9)

21.-- Subsidiaries of the Registrant.

23.1 -- Consent of Goldstein Golub Kessler LLP

31.1, 31.2, 31.3 - Certifications pursuant to Exchange Act Rule 13a-14 (a).

32.1, 32.2, 32.3 - Certifications pursuant to Section 1350 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference from the exhibits filed with Registration Statement file #2-G8980 of the Company, as amended, on file with the Securities and Exchange Commission.

(2)	See Note 1 to “Notes to Financial Statements”.

(3)	Incorporated by reference from the Exhibits filed with Registrant’s Current Report on Form 8-K, dated July 31, 1995.

(4)	Incorporated by reference from the Exhibits filed with the Registrant’s Current Report on Form 8-K, dated May 1, 1997.

(5)	Incorporated by reference from the Exhibits filed with Registrant’s Current Report on Form 8-K, dated January 8, 1998.

(6)	Incorporated by reference from the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(7)	Incorporated by reference from the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(8)	Incorporated by reference from the Exhibits filed with the Registrant’s Current Report on Form 8-K, dated October 3, 2003.

(9)	Incorporated by reference from the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the six months ended December 31, 2003

(10)	Incorporated by reference from the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(11)	Incorporated by reference from the Exhibits filed with the Registrant’s Current Report on Form 8-K, dated October 8, 2004.

(12)	Incorporated by reference from the Exhibits filed with the Registrant’s Current Report on Form 8-K, dated December 10, 2004.

(13)	Incorporated by reference from the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the six months ended December 31, 2004.

(14)	Incorporated by reference from the Form S-8, Registration Statement Under the Securities Act of 1933, filed October 12, 2005.

(15)	Incorporated by reference from the Form S-8, Registration Statement Under the Securities Act of 1933, filed November 17, 2005.

(16)	Incorporated by reference from the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the nine months ended March 31, 2006.

(17)	Incorporated by reference from the Exhibits filed with the Registrant’s Current Report on Form 8-K, dated May 2, 2006

(18)	Incorporated by reference from the Form S-1, Registration Statement Under the Securities Act of 1933, filed June 26, 2006.

(19)	Incorporated by reference from the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the nine months ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFP IMAGING CORPORATION

By:  __________/s/_________________
Elise Nissen, Chief Financial Officer
Date:  October 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  _____________/s/___________
Donald Rabinovitch, President
& Director
(Principal Executive Officer)
Date:  October 12, 2007

By:  ____________/s/_____________
David Vozick, Chairman of the Board,
Secretary and Treasurer
Date:  October 12, 2007

By:  __________/s/_______________
Robert Blatt, Director
Date:  October 12, 2007

By:  _________ /s/________________
Jack Becker, Director
Date:  October 12, 2007

By:  _________ /s/________________
Elise Nissen, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:  October 12, 2007