Form 10-Q
period 2007-09-30
AFP IMAGING CORP
filed 2007-11-14
CIK 319126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2007

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

Large accelerated filer_____                Accelerated filer______              Non-accelerated filer        X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes______   No      X

The registrant had 17,928,800 shares of its common stock outstanding as of November 12, 2007.

AFP Imaging Corporation

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause the actual results of AFP Imaging Corporation (collectively with its subsidiaries, the “Company”) or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements.  Forward-looking statements may be identified by terminology such as “may,” “will,” “could,” “would,” “project,” “expect,” “believe,” “estimate,” “anticipate,” ”intend,” “continue,” “potential,” “opportunity” or similar terms, variations of such terms, or the negative of such terms or variations.  Potential risks, uncertainties and factors include, but are not limited to:
•	adverse changes in general economic conditions,
•	the Company’s ability to repay its debts when due,
•	changes in the markets for the Company’s products and services,
•	the ability of the Company to successfully design, develop, manufacture and sell new products,
•	the Company’s ability to successfully market its existing and new products,
•	adverse business conditions,
•	changing industry and competitive conditions,
•	the effect of technological advancements on the marketability of the Company’s products,
•	the Company’s ability to protect its intellectual property rights and/or where its intellectual property rights may infringe on the intellectual property rights of others,
•	maintaining operating efficiencies,
•	pricing pressures,
•	risks associated with foreign sales,
•	risks associated with the implementation of the new direct salesprogram,
•	risks associated with the loss of services of the key executive officers,
•	the Company’s ability to attract and retain key personnel,
•	difficulties in maintaining adequate long-term financing to meet the Company’s obligations and fund the Company’s operations,
•	changes in the nature or enforcement of laws and regulations concerning the Company’s products, services, suppliers, or customers,
•	determinations in various outstanding legal matters,
•	the success of the Company’s strategy to increase its market share in the industries in which it competes,
•	the Company’s ability to successfully integrate the operations of any entity acquired by the Company with the Company’s operations,
•	changes in currency exchange rates and regulations, and
•
other factors set forth in this Quarterly Report on Form 10-Q, and the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, and from time to time in the Company’s other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, and the Company’s other filings with the SEC.  These reports attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition and results of operations and prospects.  The forward-looking statements made in this Form 10-Q speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company’s expectations or future events.

PART I.  Financial Information

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading.  It is recommended that these consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2007, and its results of operations for the three-month periods ended September 30, 2007 and 2006, and its cash flows for the three-month periods ended September 30, 2007 and 2006, consisting of normal recurring adjustments, have been included.  The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods.

Item 1:  FINANCIAL STATEMENTS
AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – September 30, 2007 and June 30, 2007

Assets	September 30, 2007	June 30, 2007	Liabilities and Shareholders' Equity	September 30, 2007	June 30, 2007
	(Unaudited)			(Unaudited)
Current Assets:			Current Liabilities:
Cash and cash equivalents	$742,472	$921,632	Current portion of long-term debt	$971,123	$536,727
Accounts receivable, less allowance			Accounts payable	3,084,177	2,834,875
for doubtful accounts of $135,000			Accrued expenses	2,562,415	2,887,584
and $130,000, respectively	4,154,192	5,030,579	Total current liabilities	6,617,715	6,259,186
Inventories	7,010,557	6,395,052
Prepaid expenses and other current assets
	182,038	179,771	Deferred Liabilities	202,027	213,860
Deferred income taxes	937,940	926,603	Long-term debt	5,793,612	5,822,347
Total current assets	13,027,199	13,453,637	Total liabilities	12,613,354	12,295,393

Property and Equipment			Shareholders’ Equity:
At cost	2,178,200	2,141,123	Preferred stock - $.01 par value; authorized 5,000,000 shares, none issued	-	-
Less accumulated depreciation	(1,674,283)	(1,602,121)	Common stock, $.01 par value;
	503,917	539,002	authorized 30,000,000 shares, issued and
			outstanding 17,928,800 shares at September 30,
			2007, and June 30, 2007, respectively	179,288	179,288
Deferred income taxes	374,434	369,115	Common stock warrants	91,131	91,131
Other assets	364,765	381,905	Paid-in capital in excess of par	25,404,045	25,404,045
Goodwill	4,021,190	3,846,405	Accumulated deficit	(11,474,054)	(10,760,543)
Other intangibles	8,671,643	8,580,762	Cumulative translation adjustment	149,384	(38,488)
			Total shareholders’ equity	14,349,794	14,875,433

			Total Liabilities and Shareholders’
Total Assets	$26,963,148	$27,170,826	Equity	$26,963,148	$27,170,826

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,

	2007	2006

Net sales	$7,448,055	$5,492,128

Cost of sales	4,355,416	3,781,925

Gross profit	3,092,639	1,710,203

Selling, general and administrative expenses	3,111,501	2,131,972
Amortization of intangibles	288,454	--
Research and development expenses	433,997	178,480
	3,833,952	2,310,452

Operating loss	(741,313)	(600,249)

Foreign currency gain on intercompany note	577,123	--

Interest expense, net of (interest income)	253,659	(32,389)

Loss before provision for income taxes	(417,849)	(567,860)

Provision for income taxes	295,662	---

Net loss	$(713,511)	$(567,860)

Net loss per common share:
Basic	$(.04)	$(.05)
Diluted	$(.04)	$(.05)

Weighted average outstanding common stock:
Basic	17,928,800	12,374,607
Diluted	17,928,800	12,374,607

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries Condensed Consolidated Statements of Shareholders’ Equity For the Three Months Ended September 30, 2007 and 2006 (Unaudited)
	Comprehensive Loss	Common Stock	Common Stock Warrants	Paid-in-Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total
Balance June 30, 2006	$--	$95,682	$110,931	$11,805,852	$(6,087,719)	$--	$5,924,746
Issuance of 82,800 shares of common stock in connection with the exercise of common stock warrants	--	828	(19,800)	18,972	--	--	--
Stock based compensation expense	--	--	--	42,329	--	--	42,329
Additional fees associated with issuance of common stock in May 2006		--	--	(12,569)	--	--	(12,569)
Net loss for three months ended September 30, 2006	--	--	--	--	(567,860)	--	(567,860)
Balance September 30, 2006	--	$96,510	$91,131	$11,854,584	$(6,655,579)	--	$5,386,646

Balance June 30, 2007	$--	$179,288	$91,131	$25,404,045	$(10,760,543)	$(38,488)	$14,875,433
Foreign currency translation gain	187,872	--	--	--	--	187,872	187,872
Net loss for three months ended September 30, 2007	(713,511)	--	--	--	(713,511)	--	(713,511)
Comprehensive loss	(525,639)	--	--	--	--	--	--
Balance September 30, 2007	$--	$179,288	$91,131	$25,404,045	$(11,474,054)	$149,384	$14,349,794

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended September

	2007	2006

Cash flows from operating activities:
Net loss	$(713,511)	$(567,860)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities-
Depreciation and amortization	372,133	58,133
Amortization of discount on term loan	50,316	--
Non-cash compensation expense	--	42,329
Write-off of deferred financing costs	--	50,000
Change in assets and liabilities:
Decrease in accounts receivable	876,387	358,552
(Increase) in inventories	(615,505)	(131,774)
(Increase) in prepaid expenses and other assets	(13,300)	(125,603)
Increase/(decrease) in accounts payable	249,302	(587,703)
Increase/(decrease) in accrued expenses	(325,169)	32,741
(Decrease) in deferred liabilities	(11,833)	(5,085)
Exchange rate effect on intangibles	(554,120)	--

Total adjustments	28,211	(308,410)

Net cash used by operating activities	(685,300)	(872,270)

Cash flows from investing activities:
Purchases of property and equipment	(37,077)	(38,468)
Costs related to acquisition of QR	--	(115,047)

Net cash used in investing activities	(37,077)	(153,515)

Cash flows from financing activities:
Borrowing of debt	355,345	1,062,545
Payment of fees associated with issuance of common stock in May 2006	--	(12,569)

Net cash provided by financing activities	355,345	1,049,976

Exchange rate effect on cash and cash equivalents	187,872	--

Net (decrease)/increase in cash and cash equivalents	(179,160)	20,191

Cash and cash equivalents, at beginning of period	921,632	5,213,289

Cash and cash equivalents, at end of period	$742,472	$5,233,480

Supplemental cash flow disclosures: Cash paid during the periods for-
Interest	$247,038	$17,153
Income taxes, net of refunds	$466,762	$1,727

Supplemental Schedule of Non Cash Activity:
Cashless exercise of common stock warrants	$--	$19,800

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

(1) General:
AFP Imaging Corporation (together with its subsidiaries, the “Company”) was organized on September 20, 1978 under the laws of the State of New York.  Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating and/or capturing medical and dental diagnostic images.  The products utilize electronic and radiographic technologies, as well as the chemical processing of photosensitive materials.  The Company is ISO 9001 certified.  Medical, dental, veterinary and industrial professionals use these products.  The Company’s products are distributed to worldwide markets under various brand names and trademarks through a network of independent and unaffiliated dealers.  Certain digital imaging products are also sold and distributed by the Company directly to dental professional end users through a new distribution channel acquired in fiscal year 2007.  The Company has only one business segment - medical/dental.

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

The consolidated financial statements include AFP Imaging Corporation and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.  The Condensed Consolidated Balance Sheet at June 30, 2007 has been derived from the audited financial statements.

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

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R.  As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards.  Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005.  Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.   Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated.  For the three months ended September 30, 2007 and 2006, non-cash stock based compensation expense related to stock option awards was $0 and $42,329 respectively.  These charges have all been included in operating expenses.

The fair value of each option granted under the Company’s incentive stock plans during the three months ended September 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing method.  Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of Company common stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on Company common stock and (d) risk-free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives.  Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives.  Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices.  The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any dividends in the foreseeable future.  The weighted-average of the fair value of the options granted during the three months ended September 30, 2007 and 2006 was $0 and $2.15 per option, respectively.

No stock options were granted during the three-month period ended September 30, 2007, and stock options to purchase an aggregate of 20,000 shares of Company common stock were granted to the Company’s non-employee Board of Director members in the three-month period ended September 30, 2006 in accordance with the Company’s policy for non-employee director compensation.  All of these stock options were issued with a ten-year useful life.

In April 2007, the Company granted an aggregate of 50,000 shares of Company common stock to an employee, half of which vested immediately and the remainder will vest in April 2008.  Compensation expense amounting to $40,131 will be recognized in Fiscal Year 2008, upon the vesting of these options.  These options were issued with a ten-year useful life.

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

On May 2, 2006, the Company issued 2,777,777 shares of its common stock in a private placement to selected institutional and other accredited investors.  The offering price was at $1.80 per share.  In conjunction with the private placement, the Company granted the investors certain registration rights with respect to the resale of the shares acquired.  No warrants were issued to the investors in this private placement.  The Company incurred fees of approximately $256,000 including all placement fees and related legal and accounting expenses.  The Company used the entire net proceeds for the acquisition of QR.

With respect to the above described financing, the Company filed a registration statement which was declared effective on July 14, 2006.  If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors.  Additionally, the Company is required to file amendments to the registration statement as necessary to keep the registration effective for 24 months from the closing date.  In accordance with the provisions of FSP EITF 00-19-2, the Company has classified this private placement as shareholders’ equity on the accompanying balance sheet.  The Company has maintained this registration statement since it was declared effective and believes that any future payments related to this registration statement are remote.  Therefore, in accordance with SFAS 5, Accounting for Contingencies, no corresponding contingent liability has been recorded.

In August and September 2006, the Company’s previous senior secured lender chose to exercise its warrant to purchase 100,000 shares of the Company’s common stock into 82,806 shares of common stock in a cashless exercise in a manner as specified in the warrant.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements.  The common stock was issued and sold pursuant to the exemption from registration afforded by Regulation D of the Securities Act of 1933, as amended.  In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.  The proceeds were used for the purchase of QR.  The Company granted the investors certain registration rights with respect to the resale of the shares acquired and agreed to register these shares of common stock.  With regard to such shares, the Company filed a registration statement on October 15, 2007, which was amended on November 2, 2007 and declared effective on November 8, 2007.

The following is a reconciliation from basic to diluted shares for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
	2007	2006
Basic Shares	17,928,800	12,374,607
Dilutive:
Options	---	---
Warrants	---	---
Diluted Shares	17,928,800	12,374,607

Common stock equivalents which have been excluded from the September 30, 2007 and 2006 diluted per share amounts because their effect would have been antidilutive, include the following:
	Three months ended September 30,
	2007	2006
Options	868,900	846,900
Warrants	850,000	50,000
Diluted Shares	1,718,900	896,900

(4) Long and Short Term Debt:
On April 13, 2007, the Company entered into a new senior secured facility (the Revolving Credit and Term Loan) with ComVest Capital, LLC (“ComVest”) that replaced the Company’s existing $2.5 million revolving line of credit  that was due to expire on September 21, 2007.  The Revolving Credit and Term Loan consists of a $5 million convertible term note and a $3 million revolving loan facility.  The convertible term note bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007 with a final balloon payment of all remaining amounts due there-under on April 30, 2012.  The revolving loan bears interest at a rate of two percent plus prime rate per annum, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum “borrowing base” limitations, and has certain reporting requirements to the lender.  The convertible term note, in addition to being convertible by the Company upon the satisfaction of certain conditions, including a trading price equal to 175% of the conversion price of the Company’s common stock being traded on Nasdaq, is convertible by the lender at any time into shares of common stock at a conversion price of $2.37 per share or 2,109,705 shares based on the initial principal amount of the convertible term note.

The Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to ComVest as collateral security for repayment of the loans.  The Revolving Credit and Term Loan is secured by all of the Company’s and its wholly-owned subsidiaries’ inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles.  It is believed that the Revolving Credit and Term Loan is sufficient to finance the Company’s ongoing working capital requirements for the foreseeable future, based on existing sales levels.

As part of the transaction, the Company granted to ComVest an aggregate of 800,000 five-year warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants. The Company entered into a Registration Rights Agreement pursuant to which it agreed to register the shares of common stock issuable upon exercise of the warrants and conversion of the term note.  The Company is subject to specific penalties if the registration statement is not filed within a certain time and then declared effective within a certain time.  The Company must also use its best efforts to keep the registration statement effective during the applicable registration period.  With regard to such shares, the Company filed a registration statement on October 15, 2007, which was amended on November 2, 2007 and declared effective on November 8, 2007.

The Company has assessed whether the warrants granted to ComVest should be classified as either a liability or equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” and concluded that these warrants should be classified as equity.  The Black-Scholes Method was used to value these detachable warrants, and have been recorded in the accompanying Consolidated Balance Sheets at $1,114,784.  In accordance with Accounting principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase warrants”, proceeds received from the sale of debt with detachable stock purchase warrants are allocated to both the debt and the warrants.  The portion allocable to warrants is accounted for as additional paid in capital, and the remaining portion is classified as debt.  The fair value of the warrants issued to ComVest is being treated as debt discount, which will be accreted as interest expense utilizing the interest method over the 60-month term of the Term Loan.  The assumptions used for the Black-Scholes option pricing model were as follows:  risk-free interest rate of 4.66%, expected volatility of 123%, an expected life of five years, and no expected dividends.  A summary of such follows:

	September 30, 2007	June 30, 2007
Term Loan	$5,000,000	$5,000,000
Fair value of warrants (recorded as capital in excess of par)	(1,114,784)	(1,114,784)
Accretion of debt discount (recorded as interest expense)	99,460	49,144
Recorded value of Term Loan	$3,984,676	$3,934,360

As of September 30, 2007, the Company was in compliance with all terms and conditions of the Revolving Credit and Term Loan Agreement.

QR has the ability to borrow up to 350,000 Euros under two separate lines of credit and up to an additional one million Euros from three different lines, all guaranteed by its accounts receivables and inventory.  All the lines are with two different financial institutions.  These lines of credit were granted in August 2007.  As of September 30, 2007 there was outstanding 111,992 Euros and no funds were outstanding as of June 30, 2007.  The funds borrowed in Italy are guaranteed by specific outstanding account receivable and the current rate of borrowing is 5.09%.

As of September 30 and June 30, 2007, debt consisted of the following:

	September 30, 2007	June 30, 2007
ComVest Term Loan, net of debt discount	$3,984,676	$3,934,360
$3.0 Million Revolving Senior Credit Facility	2,620,832	2,424,714
Foreign line of credit borrowings	159,227
	6,764,735	6,359,074
Less current portion	971,123	536,727
Total long-term debt	$5,793,612	$5,822,347

At September 30, 2007, the Company had available $379,168 of unused lines of credit under the Revolving Senior Credit Facility, as well as the unused lines for QR.

Due to the short-term nature of all of the debt as well as borrowing rates currently available to the Company, the fair market value of all of the Company's debt approximated its carrying value.

(5) Inventory:
Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company’s US operations uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components.  All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. The Company’s foreign operations implemented an inventory control system in early fiscal year 2008.  Provision has been made for any potential losses on obsolete or slow-moving inventory items.  At September 30, and June 30, 2007, inventories, net of reserves, consisted of the following:

	September 30, 2007	June 30, 2007
	(Unaudited)
Raw materials and sub-component parts	$3,592,656	$2,856,813
Work-in-process and finished goods	3,417,901	3,538,239
	$7,010,557	$6,395,052

(6) Income Taxes:
Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.  As of September 30, 2007, the Company has recorded a deferred tax asset of approximately $1,312,400, which primarily relates to US losses recorded in prior years and foreign deferred tax assets acquired related to the acquisition of QR.  The Company believes it is likely that the Company will utilize these prior year net operating loss carry forwards.  However, should circumstance change and the Company determine that it will not be able to utilize its net operating loss carryforward, such as a continuous decline in future taxable income, the Company will reevaluate its valuation allowance.  The net tax expense recorded as of September 30, 2007 includes foreign taxes at the statutory rates on the Company’s foreign operations and state income and capital taxes required in the United States.

As of September 30, 2007, the Company had approximately $7.24 million in federal net operating loss carryforwards, and approximately $12.0 million in state net operating loss carryforwards.  These NOL’s will begin to expire in 2010 and are subject to review by the Internal Revenue Service.  Changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code, will limit the amount of NOL’s available in any one year.

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation no. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109.  The implementation of FIN 48 had no impact on the Company’s financial statements.

 (7) Intangible Assets and Goodwill
On April 19, 2007 the Company acquired QR, an Italian corporation located in Verona, Italy.  The purchase price was 13 million Euros and was funded through the issuance of stock and assumption of new debt.  The results of QR’s operations have been combined with those of the Company since the date of acquisition.  The acquisition was accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”).  The carrying values of QR’s assets and liabilities were adjusted to their fair values on April 19, 2007 and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.  The goodwill and intangible amounts are maintained in Euros on the subsidiary’s books and converted into US dollars on the respective exchange rate.

The following is a summary of the amortization of the intangible assets subject to amortization:

June 30, 2007	Gross carrying amount	Accumulated amortization	Net
Developed technologies	$5,320,000	149,918	$5,170,082
Customer relationships	3,149,000	62,117	3,086,883
Non-compete contracts and other	336,000	13,019	322,981
	8,805,000	225,054	8,579,946
Goodwill	3,846,405	---	3,846,405
Total intangible assets	$12,651,405	$225,054	$12,426,351

September 30, 2007	Gross carrying amount	Accumulated amortization	Net
Developed technologies	5,548,453	342,070	5,206,383
Customer relationships	3,286,585	141,733	3,144,852
Non-compete contracts and other	350,113	29,705	320,408
	9,185,151	513,508	8,671,643
Goodwill	4,021,190	--	4,021,190
Total intangible assets	13,206,341	513,508	12,692,833

The change in the value of goodwill and other intangibles from September 30, 2007 to the date of acquisition is due to changes in exchange rates, as there was a significant change in value between the US dollar and the Euro during this time period.

(8) Segment Information
As of September 30, 2007 and June 30, 2007, the Company had only one business segment, medical/dental imaging. The medical/dental segment operations are conducted under the Dent-X, EVA, NewTom and AFP trade names and consist of the design, development, manufacturing, marketing and distribution of medical and dental imaging systems and all related accessories.  The amortization of the intangibles associated with the acquisition of QR has been attributed to the Italian operations.

Geographical financial information for the three months ended September 30, 2007 and 2006 is as follows:
	2007	2006
Sales:
United States	$3,674,784	$3,619,424
Europe	1,821,114	-
US Export Sales	1,952,167	1,872,704
	$7,448,055	$5,492,128
Net Income (loss)
United States	$(1,311,202)	$(567,860)
Europe	597,691	-
	$(713,511)	$(567,860)

	September 30, 2007	June 30, 2007
Identifiable assets:
United States	$8,677,496	$9,942,023
Europe	18,285,652	17,228,803
Total	$26,963,148	$27,170,826

(9)Commitments and Contingencies:
The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985.  This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey.  The Company maintains that its waste materials were of a general commercial nature.  This claim was originally filed in 1998 by the federal government in United States District Court for the State of New Jersey, citing several hundred other third-party defendants.  The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit.  The Company's claimed liability was potentially assessed by the plaintiff at $150,000.  The Company has joined, along with other involved defendants, in an alternative dispute resolution (ADR) process for smaller claims.  A recent settlement amount was offered by this group, however, to date, no settlement has been reached.  The potential cost to the Company based on this settlement offer has been assessed at $18,080.  The Company had accrued $11,550 as of September 30, 2007 and Fiscal Year 2007, which represents the Company’s estimate of its potential liability, net of the Company’s insurance carrier’s agreed-upon contribution towards a potential settlement.  The Company does not expect to receive any further information until after a status conference is held in late November 2007.  The Company cannot currently assess the amount of liability that could result from any adverse final outcome of this environmental complaint.  The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in connection with this environmental claim.

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

In October 2007, the Company settled the lawsuit filed in May 2007 in the Supreme Court of Orange County, New York, whereby it was named as a third party defendant in a lawsuit which alleged that the Company’s negligence in manufacturing, designing, assembling and distributing its digital radiographic sensors caused damages to the plaintiff.  The Company’s responsibility for the settlement was approximately $8,300.  The Company received a Stipulation Discontinuing Action in this matter.

On August 8, 2007, the Company received a letter from counsel to Lightyear Technology, Inc. (“Lightyear”) that alleges that certain actions the Company may have taken subsequent to the acquisition of Lightyear, a small distribution channel, in December 2006, may give rise to causes of action and claims of fraud and breach of contract.  To date, no legal action has been filed.  The Company believes it is currently in full compliance with the terms of the contract and maintains that there was neither fraud nor breach of contract.  The Company believes it acted in good faith at all times with the management and direction of Lightyear.  At this time, the Company cannot assess if the final outcome of this situation will have a material adverse effect on the Company.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

As part of the acquisition of QR, the Company granted employment agreements to each of the four former owners, for a total yearly commitment of 500,000 Euros.  Each agreement is for a period of five years and contains a non-compete clause.  The Company can terminate each agreement after the first year of employment, in which event, any employee so terminated is entitled to one-half of the salary for the remaining term.

In October 2007, QR signed a non-cancelable operating lease for additional office space in Verona, Italy.  The leasing agent is owned by three of the four former owners of QR.  The annual rental is 39,000 Euro per year.

(10) New Accounting Standards:
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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion may contain certain forward-looking statements based on current expectations that involve risks and uncertainties.  Actual results and timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in elsewhere in this report.  Except as otherwise disclosed, all amounts are reported in US dollars ($).

Capital Resources and Liquidity

The Company’s working capital at September 30, 2007 decreased by approximately $785,000 from June 30, 2007.  This decrease is principally due to an increase in the current portion of the outstanding debt, based on scheduled principal payments, a decrease in accounts receivable, as sales were lower in the first quarter of Fiscal Year 2008 compared to the fourth quarter of Fiscal Year 2007, offset by an increase in inventory on hand.

Operating cash flows were slightly better in the three months ended June 2007 compared to June 2006.  The loss from operations was higher, however this was offset by good cash receipts in the current quarter.  This loss is mainly attributable to lower gross margins in the US based on the product mix towards more distributor goods, the strong Euro in relation to the US dollar, increased competition in the marketplace, as well as significantly higher marketing, sales distribution and administrative expenses.  These expenses related to new and existing products and the development and growth of various new distribution channels to advance sales growth.  These factors caused the Company to utilize its cash resources, resulting in increased borrowings on the new credit facility.  The Company is continuing to require advance deposits from its customers on the new-high dollar valued equipment, which is consistent with the vendor’s terms of sale.  Otherwise, the Company has neither changed its payment policies to its vendors nor revised its payment terms with its customers.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements.  The Company has registered these shares for resale.  The common stock was issued and sold pursuant to the exemption from registration afforded by Regulation D of the Securities Act of 1933, as amended.  In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.  The net proceeds were used to fund a portion of the purchase price of QR, which was completed on April 19, 2007.

On April 13, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with ComVest whereby ComVest agreed to lend the Company an aggregate of up to $8 million in the form of a $5 million Convertible Term Note and a $3 million Revolving Loan Facility.  The term loan bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007 in 53 equal monthly installments of $92,592.60 with a final balloon payment of all remaining amounts due there-under on April 30, 2012.  The term loan is further subject to mandatory prepayment to the extent of 50% of proceeds received by the Company in connection with the sale of its capital stock unless such proceeds are utilized to acquire another business.  The revolving loans bear interest a rate per annum of two percent (2%) plus the prime rate and is payable in full on April 30, 2012, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum “borrowing base” limitations, and has certain reporting requirements.  This new senior secured Revolving Credit and Term Loan Agreement replaced the Company’s previous $2.5 million senior secured credit facility, which was due to expire on September 21, 2007.  The proceeds were used to fund a portion of the purchase price of QR and for ongoing working capital requirements.

As of September 30, 2007, the Company was in compliance with all the terms and conditions of the Revolving Credit and Term Loan Agreement.

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

As part of the transaction, the Company granted to ComVest an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants.  The Company entered into a Registration Rights Agreement pursuant to which it agreed to register the shares of common stock issuable upon exercise of the warrants and conversion of the term note.  These shares have been registered for resale.  The Company must use its best efforts to keep the registration statement effective during the applicable registration period.

On May 2, 2006, the Company completed a private placement of its common stock to a group of institutional and other accredited investors.  The Company sold a total of 2,777,777 shares of its common stock at $1.80 per share.  The Company granted the investors certain registration rights with respect to the resale of the shares acquired.  The Company used the net proceeds to fund a portion of the purchase price of QR.

With respect to the above described financing, the Company filed a registration statement which was declared effective on July 14, 2006.  If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors.  Additionally, the Company is required to file amendments to the registration statement as necessary to keep the registration effective for 24 months from the closing date.  In accordance with the provisions of FSP EITF 00-19-2, the Company has recorded this private as shareholders’ equity on the accompanying balance sheets.  The Company has maintained this registration statement since it was declared effective and believes that any future payments related to this registration statement are remote.  Therefore, in accordance with SFAS 5, Accounting for Contingencies, no corresponding contingent liability has been recorded.

In August and September 2006, the Company’s former senior secured lender chose to exercise its warrant to purchase 100,000 shares of the Company’s common stock by converting the warrant into 82,806 shares of common stock in a cashless exercise in a manner as specified in the warrant.  This warrant was due to expire in September 2006.

Capital expenditures for  the first three months of Fiscal Year 2008 were approximately $37,000, consisting mainly of  tooling expenditures related to the redesign, development and production of new imaging products.  The Company expects to continue to finance any future capital requirements principally from internally generated funds.  The total amount of capital expenditures is not limited under the Company’s new Revolving Credit and Term Loan Agreement

The Company’s historical operating cash flows generally have been positive; however, the Company is dependent upon its Revolving Credit and Term Loan Agreement with ComVest to finance its ongoing operations.  The Company expects its worldwide working capital requirements will continue to be financed by operations, both in the United States and Italy, and from borrowings on the Revolving Credit and Term Loan Agreement.  It is believed that the Revolving Credit and Term Loan Agreement is sufficient to finance the Company’s ongoing worldwide working capital requirements for the foreseeable future, based upon existing sales levels.  The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than an unexpected material adverse conclusion to an ongoing environmental litigation case, or any other pending litigation, which are reasonably likely to result in a significant increase or decrease in its liquidity or capital resources within the foreseeable near-term future.  As of September 30, 2007, the Company had available approximately $379,168 of unused credit under the Revolving Credit and Term Loan Agreement.  As of November 1, 2007, the Company had available approximately $312,945 of unused credit under the Revolving Credit and Term Loan Agreement.  No assurances can be given that the Company will have sufficient cash flow in the long term.

QR has the ability to borrow up to 350,000 Euros under two separate lines of credit and up to an additional one million Euros from three different lines, all guaranteed by its accounts receivables and inventory.  All the lines are with two different financial institutions.  These lines of credit were granted in August 2007.  As of September 30, 2007 there was outstanding 111,992 Euros and no funds were outstanding as of June 30, 2007.

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

Fluctuations in Operating Results

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

The Company’s operating results have varied in the past and are likely to vary in the future.  Due to variations that the Company has experienced in operating results, management does not believe that period-to-period comparisons of results of operations are necessarily meaningful or reliable as indicators of future performance.  These variations result from several factors, many of which are out of the Company’s control, and include the following:
▪	changes in technology, specifically imaging modalities,
▪	demand for products and services,
▪	the level of product, price and service competition,
▪	changes in product mix, which could effect profit margins,
▪	Federal, state, local or international regulations,
▪	the timing of industry trade shows,
▪	currency fluctuations,
▪	capital spending budgets of customers,
▪	general economic trends and conditions specific to the Company’s industry,
▪	changes in the prime rate of borrowing in the United States, and
▪	the timing of new product introductions by the Company as well as by its competitors.

Three Months  Fiscal 2008 Versus Three Months Fiscal 2007

Sales increased approximately $1,955,900, or 35.6%, between the Fiscal 2007 and Fiscal 2008 three-month periods.  Approximately $1.7 million of this increase can be attributed to the worldwide sales of the three-dimensional dental x-ray imaging systems manufactured in Italy.  Prior to the purchase of QR, the Company was the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for QR’s three-dimensional dental x-ray imaging system.  The Company sells this product into both the dental and medical ENT market.  The Company’s veterinary products business decreased approximately 16%, mainly due to lower than anticipated demand for the very specialized digital equine systems and general purpose x-ray systems (analog and digital) specifically designed for all veterinary applications.  There is a continuing strong demand for the Company’s two-dimensional filmless digital dental radiography system which showed a 46% increase in human and veterinary sales in the current three-month period.  The Company’s analog film processor business showed an increase of approximately 5.5% in the current three-month period, mainly due to international sales.  US health-care professionals continue to migrate to digital imaging equipment, much of which the Company also supplies.  The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products, resulting in a 12.8% increase in international sales between the periods.

Gross profit as a percent of sales increased 10.4 percentage points between the Fiscal 2007 and Fiscal 2008 three-month comparable periods.  This increase can mainly be attributed to the profit margins realized from QR, as there were insignificant changes on the Company’s US operations.

Selling, general, and administrative costs increased approximately $979,500 or 45.9%, between the Fiscal 2007 and Fiscal 2008 three-month comparable periods.  Approximately $595,000 of this increase is due to operating costs in Italy, associated with the acquisition of QR.  The balance of this increase is due to several factors, including:  (1) an approximate 3% increase in general and administrative costs;  (2) approximately a $80,000 increase in technical support costs related to the new digital equipment the Company is selling, that require a devoted infrastructure support system;  (3) an increase in marketing and sales costs of approximately $280,000 in the current three-month period due to (a) the Company’s continued aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment, including attendance at several large international trade shows, development of new brochures and advertising materials, and the related travel and entertainment expenses, (b) the worldwide introduction of the Company’s new vertical three-dimensional CBCT scanner, (c) pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets, (d) an increase in general operating expenses, based on increased sales levels; and  (5) approximately $150,000 related to the acquisition in mid-December 2006 of a new distinct distribution channel to implement various methods to increase sales levels.  Included in the Fiscal Year 2007 three-month period is the write-off of certain deferred financing costs incurred in the previous fiscal year as the Company chose not to utilize that lender.

Amortization of intangibles increased approximately $288,500 or 100% and resulted from the amortization of the other intangibles created from the acquisition of QR and the purchase price relative to the fair-value of the assets acquired.  Prior to April 2007, the Company did not have any such intangibles.

Research and development costs increased approximately $255,500, or 143.2%, between the Fiscal 2007 and Fiscal 2008 three-month comparable periods.  The Company’s research and development efforts and technologies were significantly enhanced by the acquisition of QR.  Most of this increase is due to research and development efforts in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements.  Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  Research and development costs may increase over the next several years as the Company evaluates its strategy to develop and market additional high tech digital products.  The Company has integrated its research and development between both locations.

For the three-month period ended September 30, 2007, the gain on foreign currency transactions amounted to approximately $577,000.  This gain is an unrealized non-cash foreign currency gain on the US dollar denominated intercompany note and recorded by QR.  No tax benefit has been recorded for this unrealized gain, in accordance with local laws.  There was no foreign currency gain or loss recorded in the three month period ended September 30, 2007.

For the three-month period ended September 30, 2007 (FY 2008), net interest expense was $253,659.  For the three-month period ended September 30, 2007 (FY 2007), net interest income was $32,389.  There was approximately $768 of interest income in Fiscal Year 2008 compared to approximately $59,435 in Fiscal year 2007.  The decrease in interest income is due to the utilization of all cash raised from the private placements in Fiscal Years 2007 and 2006 for the acquisition of QR in April 2007.  There was approximately $254,400 of interest expense in the current three-month period, compared to approximately $27,000 in the comparable period in the prior year.  The current three-month period had approximately $6.9 million more in average borrowings on the senior secured debt and had a slightly higher average interest rate.  The significant increase in borrowings was used to fund a portion of the purchase price of QR.

The Company made several small state tax payments in the US in the three-months ended September 30, 2007, based on the consolidated loss from operations and made the required national and local tax payments in Italy for 2007 and 2008, based on the foreign operations, as required by local law.  The Company recorded a provisions for taxes on QR’s operations at the combined required statutory tax rate.  The Company has recorded a deferred tax asset of $1.3 million, of which approximately $632,000 relates to its foreign operations acquired in April 2007 and approximately $680,000 which primarily relates to US losses recorded in prior years; the Company believes it is likely that it will utilize these prior year net operating loss carry forwards.  As of September 30, 2007, the Company had approximately $7.24 million in federal net operating loss carryforwards, and approximately $12.0 million in state net operating loss carryforwards.

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

Deferred Tax Asset and Income Taxes
Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  The Company records a valuation allowance to reduce its tax asset when it is more likely than not that a portion of the amount may not be realized.  The Company estimates its valuation allowance based on an estimated forecast of its future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected.  In reviewing the valuation allowance, the Company considers future taxable income and determines whether it is more likely than not that a portion of the deferred tax asset will be realized.  Changes in these circumstances, such as an increase or decline in estimated future taxable income, would result in a re-determination of the valuation allowance.  The company has also recorded deferred tax assets associated with its foreign operations.  These tax benefits were acquired upon the acquisition of QR in April 2007 and primarily relate to the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

Goodwill and other intangibles
Prior to April 2007, the Company did not have any long-lived assets or goodwill.  Long-lived assets held for use by the Company will be reviewed for impairment whenever circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable.  The Company will also perform ongoing impairment analysis on intangible assets related to technology.  Determination of whether impairment exists will be based upon comparison of the identifiable cash flows of the assets to the carrying values of the respective assets, and if impaired the value of the asset will be reduced.  Goodwill is not amortized, but will be tested for impairment on an annual basis each June 30th, or whenever circumstances or events indicate that the carrying amount may not be recoverable.  The impairment tests will be based on a comparison of the fair value of the reporting entity to the respective goodwill amount.  Any identified impairment will result in a charge to reduce the carrying value of the associated goodwill.  Goodwill and intangibles have been recorded on QR’s books in accordance with generally accepted accounting principles as applied in the United States, and therefore, their historical carrying values are subject to changes in exchange rates.

Litigation and Contingencies
The Company is party to lawsuits arising out of its operations.  The Company records a liability when it is probable and can be reasonably estimated.  The Company believes it has properly estimated its potential litigation liability in the past; however, court decisions and/or other unforeseen events could cause liabilities to be incurred in excess of estimates.

Exchange Rates and Currency Conversion
The US dollar is the Company’s reporting currency; its functional currency depends on the country of operation.  For the three-months ended September 30, 2007, a significant amount of revenues and expenses were denominated in Euros.  During this period the US dollar/Euro exchange rate has fluctuated considerably.  The amounts for Fiscal Year 2007 were not significant as QR was acquired in April 2007.  The Company has recorded the intangibles related to the acquisition of QR in Euros, and therefore, the gross carrying amount of these intangibles will fluctuate with changes in the US dollar/Euro exchange rate.

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

The Company’s earnings and cash flows are subject to foreign currency exchange rate risk, specifically the Euro/Dollar and the Yen/Dollar.  The Company does not believe that it is materially exposed to foreign currency exchange rate risk due to the volume of purchases in foreign currency relative to purchases in the functional currency; however, the relative strength of the Dollar to the Euro or to the Yen does affect the Company’s gross profit.  The Company continuously monitors all changes in foreign currency and may adjust its pricing to customers to reflect these changes.  The Company did purchase a Euro hedge contract relative to the acquisition of QR to limit the Company’s exposure to the Euro/dollar exchange.  As of September 30, 2007, the Company did not have any outstanding hedge contracts.

Item 4:  Controls and Procedures.

a) Evaluation of disclosure controls and procedures

The Company’s Co-Chief Executive Officers and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15 (e) of the Securities Exchange Act of 1934 (the “Act”)).  Based on their review and evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

During the quarter ended September 30, 2007, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect, or would be reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions.  As a result, no corrective actions were necessary.

Part II Other Information

Item 1:   Legal Proceedings.

Reference is made to Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

In October 2007, the Company settled the lawsuit filed in May 2007 in the Supreme Court of Orange County, New York, whereby it was named as a third party defendant in a lawsuit which alleged that the Company’s negligence in manufacturing, designing, assembling and distributing its digital radiographic sensors caused damages to the plaintiff.  The Company’s responsibility for the settlement was approximately $8,300.  The Company received a Stipulation Discontinuing Action in this matter.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

Item 6: Exhibits.

31.1 - Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a – 14 (a).
31.2 - Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a – 14 (a).
31.3 - Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a – 14 (a).
32.1 - Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.
32.2 - Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.
32.3 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION (Registrant)

/s/ David Vozick
David Vozick
Chairman of the Board,
(Co-Chief Executive Officer)
Secretary, Treasurer
Date: November 14, 2007

/s/ Donald Rabinovitch
Donald Rabinovitch
President
(Co-Chief Executive Officer)
Date: November 14, 2007

/s/ Elise Nissen
Elise Nissen
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 14, 2007