Form 10-Q
period 2007-12-31
AFP IMAGING CORP
filed 2008-02-14
CIK 319126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes______   No__X_

The registrant had 17,928,800 shares of its common stock outstanding as of February 11, 2008.

AFP Imaging Corporation

Table of Contents

		Page

Part I.	Financial Information

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of December 31, 2007 (unaudited) and June 30, 2007	4

	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2007 and 2006(unaudited)
		5

	Condensed Consolidated Statements of Shareholders’ Equity for the six months ended December 31, 2007 and 2006(unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the sixmonths ended December 31, 2007and 2006(unaudited)	7

	Notes toConsolidated Interim Financial Statements	8-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3.	Quantitative andQualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 1.	Legal Proceedings	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits	24

Signatures		25

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause the actual results of AFP Imaging Corporation (collectively with its subsidiaries, the “Company”) or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements.  Forward-looking statements may be identified by terminology such as “may,” “will,” “could,” “would,” “project,” “expect,” “believe,” “estimate,” “anticipate,” ”intend,” “continue,” “potential,” “opportunity” or similar terms, variations of such terms, or the negative of such terms or variations.  Potential risks, uncertainties and factors include, but are not limited to:

•	adverse changes in general economic conditions,
•	the Company’s ability to repay its debts when due,
•	changes in the markets for the Company’s products and services,
•	the ability of the Company to successfully design, develop, manufacture and sell new products,
•	the Company’s ability to successfully market its existing and new products,
•	adverse business conditions,
•	changing industry and competitive conditions,
•	the effect of technological advancements on the marketability of the Company’s products,
•	the Company’s ability to protect its intellectual property rights and/or where its intellectual property rights may infringe on the intellectual property rights of others,
•	maintaining operating efficiencies,
•	pricing pressures,
•	risks associated with foreign sales,
•	risks associated with the implementation of the new direct sales program,
•	risks associated with the loss of services of the key executive officers,
•	the Company’s ability to attract and retain key personnel,
•	difficulties in maintaining adequate long-term financing to meet the Company’s obligations and fund the Company’s operations,
•	changes in the nature or enforcement of laws and regulations concerning the Company’s products, services, suppliers, or customers,
•	determinations in various outstanding legal matters,
•	the success of the Company’s strategy to increase its market share in the industries in which it competes,
•	the Company’s ability to successfully integrate the operations of any entity acquired by the Company with the Company’s operations,
•	changes in currency exchange rates and regulations, and
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

In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position as of December 31, 2007, and its results of operations for the six and three-month periods ended December 31, 2007 and 2006, and its cash flows for the six-month periods ended December 31, 2007 and 2006, consisting of normal recurring adjustments, have been included.  The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods.

Item 1:  FINANCIAL STATEMENTS
AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – December 31, 2007 and June 30, 2007

Assets	December 31, 2007	June 30, 2007	Liabilities and Shareholders' Equity	December 31, 2007	June 30, 2007
	(Unaudited)			(Unaudited)
Current Assets:			Current Liabilities:
Cash and cash equivalents	$1,217,635	$921,632	Current portion of long-term debt	$1,837,914	$536,727
Accounts receivable, less allowance for			Accounts payable	1,437,101	2,834,875
doubtful accounts of $168,900			Accrued expenses and other current liabilities	3,073,444	2,887,584
and $130,000, respectively	4,053,026	5,030,579	Total current liabilities	6,348,459	6,259,186
Inventories	5,341,239	6,395,052
Prepaid expenses and other current assets	240,909	179,771	Deferred liabilities	171,568	213,860
Deferred income taxes	407,465	926,603	Long-term debt	5,777,852	5,822,347
Total current assets	11,260,274	13,453,637	Deferred income taxes	325,101	-
			Total liabilities	12,622,980	12,295,393

			Commitments and Contigencies (Note 9)
Property and equipment			Shareholders’ Equity:
At cost	2,234,875	2,141,123	Preferred stock - $.01 par value;
Less accumulated depreciation	(1,757,242)	(1,602,121)	authorized 5,000,000 shares, none issued	-	-
	477,633	539,002	Common stock, $.01 par value; authorized
			30,000,000 shares, issued and outstanding 17,928,800 shares at December 31, 2007,
			and June 30, 2007, respectively	179,288	179,288
Deferred income taxes	292,280	369,115	Common stock warrants	91,131	91,131
Other assets	375,023	381,905	Paid-in capital in excess of par	25,404,045	25,404,045
Goodwill	4,129,512	3,846,405	Accumulated deficit	(13,198,762)	(10,760,543)
Other intangibles	8,599,018	8,580,762	Cumulative translation adjustment	35,058	(38,488)
			Total shareholders’ equity	12,510,760	14,875,433

			Total Liabilities and Shareholders’
Total Assets	$25,133,740	$27,170,826	Equity	$25,133,740	$27,170,826

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2007	2006	2007	2006

Net sales	$8,659,383	$7,884,637	$16,107,438		$13,376,765

Cost of sales	5,105,677	4,702,387	9,461,093		8,484,312

Gross profit	3,553,706	3,182,250	6,646,345		4,892,453

Selling, general and administrative expenses	3,680,281	2,391,425	6,791,782		4,523,397
Amortization of intangibles	303,828	---	592,282		---
Research and development expenses	569,007	195,056	1,003,004		373,536
	4,553,116	2,586,481	8,387,068		4,896,933

Operating (loss)/income	(999,410)	595,769	(1,740,723)		(4,480)

Foreign currency gain on intercompany note	518,223	--	1,095,346		---

Interest expense, net of (interest income)	239,805	(24,523)	493,464		(56,912)

(Loss)/income before provision for income taxes	(720,992)	620,292	(1,138,841)		52,432

Provision for income taxes	1,003,716	14,644	1,299,378		14,644

Net (loss)/income	$(1,724,708)	$605,648	$(2,438,219)		$37,788

Net (loss)/income per common share:
Basic	$(.10)	$.05	$(.14)	$	---
Diluted	$(.10)	$.05	$(.14)	$	---

Weighted average outstanding common stock:
Basic	17,928,800	12,428,800	17,928,800		12,401,703
Diluted	17,928,800	12,728,692	17,928,800		12,753,476

AFP Imaging Corporation and Subsidiaries Condensed Consolidated Statements of Shareholders’ Equity For the Six Months Ended December 31, 2007 and 2006 (Unaudited)
	Comprehensive Loss	Common Stock	Common Stock Warrants	Paid-in-Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total
Balance June 30, 2006	$--	$95,682	$110,931	$11,805,852	$(6,087,719)	$--	$5,924,746
Issuance of 82,806 shares of common stock in connection with the exercise of common stock warrants	--	828	(19,800)	18,972	--	--	--
Stock based compensation expense	--	--	--	42,329	--	--	42,329
Additional fees associated with issuance of common stock in May 2006		--	--	(12,569)	--	--	(12,569)
Net income for six months ended December 31, 2006	--	--	--	--	37,788	--	37,788
Balance December 31, 2006	--	$96,510	$91,131	$11,854,584	$(6,049,631)	--	$5,992,294

Balance June 30, 2007	$--	$179,288	$91,131	$25,404,045	$(10,760,543)	$(38,488)	$14,875,433
Foreign currency translation gain	73,546	--	--	--	--	73,546	73,546
Net loss for six months ended December 31, 2007	(2,438,219)	--	--	--	(2,438,219)	--	(2,438,219)
Comprehensive loss	(2,346,673)	--	--	--	--	--	--
Balance December 31, 2007	$--	$179,288	$91,131	$25,404,045	$(13,198,762)	$35,058	$12,510,760

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended December 31,

	2007	2006
Cash flows from operating activities:
Net (loss)/income	$(2,438,219)	$37,788
Adjustments to reconcile net (loss)/income to net cash used by operating activities-
Depreciation and amortization	769,562	117,540
Amortization of discount on term loan	101,275	---
Non-cash compensation expense	---	42,329
Write-off of deferred financing costs	---	50,000
Deferred income taxes	921,074	---
Change in assets and liabilities:
Decrease/(increase)in accounts receivable	977,553	(574,463)
Decrease in inventories	1,053,813	272,508
Increase in prepaid expenses and other assets	(76,415)	(16,559)
Decrease in accounts payable	(1,397,774)	(479,222)
Increase in accrued expenses	185,860	95,510
(Decrease)/increase in deferred liabilities	(42,292)	152,830
Exchange rate effect on intangibles	(893,645)	---

Total adjustments	1,599,011	(339,527)

Net cash used by operating activities	(839,208)	(301,739)

Cash flows from investing activities:
Purchases of property and equipment	(57,880)	(62,964)
Costs related to acquisition of QR	--	(223,973)

Net cash used in investing activities	(57,880)	(286,937)

Cash flows from financing activities:
Borrowing of debt	1,304,730	1,451,310
Repayment of debt	(185,185)
Payment of fees associated with issuance of common stock in May 2006	--	(12,569)

Net cash provided by financing activities	1,119,545	1,438,741

Exchange rate effect on cash and cash equivalents	73,546	--

Net increase in cash and cash equivalents	296,003	850,065

Cash and cash equivalents, at beginning of period	921,632	5,213,289

Cash and cash equivalents, at end of period	$1,217,635	$6,063,354

Supplemental cash flow disclosures: Cash paid during the periods for-
Interest	$409,684	$55,375
Income taxes, net of refunds	$836,331	$16,371

Supplemental schedule of non cash activity:
Cashless exercise of common stock warrants	$--	$19,800
Equipment under capital lease	$35,872	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
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

The Company’s primary objective is to be a leading provider of cost effective, diagnostic radiographic products for applications in the medical, dental, veterinary and industrial imaging fields.  The Company is concentrating on:
•	continually broadening is product offerings in the transition from x-ray film to electronic imaging,
•	enhancing both its domestic and international distribution channels, and
•	expanding its world-wide market presence in the diagnostic, dental and medical imaging fields.

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

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R.  As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards.  Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005.  Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.   Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated.  There was no non cash stock based compensation expense related to stock option awards for the three and six months ended December 31, 2007. For the three and six months ended December 31, 2006, non-cash stock based compensation expense related to stock option awards was $0 and $42,329 respectively.  These charges have all been included in operating expenses.

The fair value of each option granted under the Company’s incentive stock plans during the three and six months ended December 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing method.  Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of Company common stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on Company common stock and (d) risk-free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives.  Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives.  Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices.  The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any dividends in the foreseeable future.  There were no options granted during the three and six months ended December 31, 2007.  The weighted-average of the fair value of the options granted during the three and six months ended December 31, 2006 was $0 and $2.15 per option, respectively.

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

(3) Per Share Data and Significant Capital Transactions:

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

With respect to the above described financing, the Company registered the shares for resale.  If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors.  In accordance with the provisions of FSP EITF 00-19-2, the Company has classified this private placement as shareholders’ equity on the accompanying balance sheet.  The Company believes that any future payments related to this registration statement are remote.  Therefore, in accordance with SFAS 5, Accounting for Contingencies, no corresponding contingent liability has been recorded.

In August and September 2006, the Company’s previous senior secured lender chose to exercise its warrant to purchase 100,000 shares of the Company’s common stock into 82,806 shares of common stock in a cashless exercise in a manner as specified in the warrant.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements.  The common stock was issued and sold pursuant to the exemption from registration afforded by Regulation D of the Securities Act of 1933.  In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.  The proceeds were used for the purchase of QR.  The Company granted the investors certain registration rights with respect to the resale of the shares acquired and has registered these shares of common stock for resale.

The following is a reconciliation from basic to diluted shares for the three and six months ended December 31, 2007 and 2006:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Basic Shares	17,928,800	12,428,800	17,928,800	12,401,703
Dilutive:
Options	---	299,892	---	324,997
Warrants	---	---	---	26,776
Diluted Shares	17,928,800	12,728,692	17,928,800	12,753,476

The diluted weighted average number of shares outstanding for the three and six months ended December 31, 2007 and 2006 does not include the potential exercise of the following stock options and warrants as such amounts were anti-dilutive.

	Three and six months ended December 31,
	2007	2006
Options	891,900	191,000
Warrants	850,000	50,000
Diluted Shares	1,741,900	241,000

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

As part of the transaction, the Company granted to ComVest an aggregate of 800,000 five-year warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants. The Company registered the shares of common stock issuable upon exercise of the warrants and conversion of the term note and must use its best efforts to keep the registration statement effective during the applicable registration period.

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

	December 31, 2007	June 30, 2007
Term Loan	$5,000,000	$5,000,000
Fair value of warrants (recorded as capital in excess of par)	(1,114,784)	(1,114,784)
Principal payments	(185,185)	---
Accretion of debt discount (recorded as interest expense)	150,419	49,144
Recorded value of Term Loan	$3,850,450	$3,934,360

As of December 31, 2007, the Company was in compliance with all terms and conditions of the Revolving Credit and Term Loan Agreement.

QR has the ability to borrow up to 350,000 Euros under two separate lines of credit and up to an additional one million Euros from three different lines, all guaranteed by its accounts receivables and inventory.  All the lines are with two different financial institutions.  These lines of credit were granted in August 2007.  As of December 31, 2007 there was outstanding 635,990 Euros and no funds were outstanding as of June 30, 2007.  The funds borrowed in Italy are guaranteed by specific outstanding account receivable and the current rate of borrowing is a function of Euribor plus .75% to 1.5%.

In November 2007 the Company purchased a new telephone system to integrate its US locations.  This equipment was leased with a bargain purchase option, and accounted as a capital lease.  The value of this equipment has been recorded as capital equipment and the resulting liability recorded.

As of December 31 and June 30, 2007, debt consisted of the following:

	December 31, 2007	June 30, 2007
ComVest Term Loan, net of debt discount	$3,850,450	$3,934,360
$3.0 Million Revolving Senior Credit Facility	2,802,192	2,424,714
Capitalized lease	34,515	---
Foreign line of credit borrowings	928,609	---
	7,615,766	6,359,074
Less current portion	1,837,914	536,727
Total long-term debt	$5,777,852	$5,822,347

At December 31, 2007, the Company had available $197,807 of unused lines of credit under the Revolving Senior Credit Facility, as well as the unused lines of credit available to QR.

Due to the short-term nature of all of the debt as well as borrowing rates currently available to the Company, the fair market value of all of the Company's debt approximated its carrying value.

 (5) Inventory:

Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company’s US operations uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components.  All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. The Company’s foreign operations implemented an inventory control system in early fiscal year 2008.  Provision has been made for any potential losses on obsolete or slow-moving inventory items.  At December 31, and June 30, 2007, inventories, net of reserves, consisted of the following:

	December 31, 2007	June 30, 2007
	(Unaudited)
Raw materials and sub-component parts	$3,133,574	$2,856,813
Work-in-process and finished goods	2,207,665	3,538,239
	$5,341,239	$6,395,052

(6) Income Taxes:

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.  As of December 31, 2007, the Company has recorded a deferred tax asset of approximately $700,000, all of which relates to its foreign operations. The Company increased its valuation allowance on the US portion of its deferred tax asset by approximately $680,000 as it does not believe that it is more likely than not that it will be able to utilize these prior year operating loss carry forwards based on the recent losses and anticipated market conditions.  However, should circumstance change and the Company determine that it will be able to utilize its net operating loss carry forward, such as the generation of consolidated future taxable income, the Company will reevaluate its valuation allowance.  The Company decreased its foreign deferred tax asset by approximately $100,000 to reflect the newly enacted Italian Finance Bill of 2008 which reduced the overall tax rate from 37.25% to 31.4%.  This decrease in the deferred tax asset as well as the increase in the valuation allowance has been reflected as part of the tax provision in the accompanying financial statements. The Company’s foreign operations recorded a deferred tax liability of approximately $325,000 related to the unrealized exchange gain on the intercompany note denominated in US dollars, as it will only be taxed when realized and when repayment is made. The net tax expense recorded for the three and six months ended December 31, 2007 includes foreign taxes at the statutory rates on the Company’s foreign operations, state income and capital taxes required in the United States and the changes to the deferred tax accounts.

 As of December 31, 2007, the Company had approximately $7.24 million in federal net operating loss carryforwards, and approximately $12.0 million in state net operating loss carryforwards.  These NOL’s will begin to expire in 2010 and are subject to review by the Internal Revenue Service.  Changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code, will limit the amount of NOL’s available in any one year.

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation no. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109.  The implementation of FIN 48 had no impact on the Company’s financial statements.

 (7) Intangible Assets and Goodwill

On April 19, 2007 the Company acquired QR, an Italian corporation located in Verona, Italy.  The purchase price was 13 million Euros and was funded through the issuance of stock and assumption of new debt.  The results of QR’s operations have been combined with those of the Company since the date of acquisition.  The acquisition was accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”).  The carrying values of QR’s assets and liabilities were adjusted to their fair values on April 19, 2007 and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.  The goodwill and intangible amounts are maintained in Euros on the subsidiary’s books and converted into US dollars at the respective exchange rate.

The following is a summary of the amortization of the intangible assets subject to amortization:

June 30, 2007	Gross carrying amount	Accumulated amortization	Net
Developed technologies	$5,320,000	$149,918	$5,170,898
Customer relationships	3,149,000	62,117	3,086,883
Non-compete contracts and other	336,000	13,019	322,981
	8,805,000	225,054	8,580,762
Goodwill	3,846,405	---	3,846,405
Total intangible assets	$12,651,405	$225,054	$12,427,167

December 31, 2007	Gross carrying amount	Accumulated amortization	Net
Developed technologies	$5,711,568	$568,921	$5,142,647
Customer relationships	3,380,775	235,728	3,145,047
Non-compete contracts and other	360,731	49,407	311,324
	9,453,074	854,056	8,599,018
Goodwill	4,129,512	---	4,129,512
Total intangible assets	$13,582,586	$854,056	$12,728,530
The change in the value of goodwill and other intangibles from the date of acquisition to December 31, 2007, and the change in accumulated amortization is due to changes in exchange rates, as there was a significant change in value between the US dollar and the Euro during this time period.

(8) Segment Information

As of December 31, 2007 and June 30, 2007, the Company had only one business segment, medical/dental imaging.
The medical/dental segment operations are conducted under the Dent-X, EVA, NewTom and AFP trade names and consist of the design, development, manufacturing, marketing and distribution of medical and dental imaging systems and all related accessories.  The amortization of the intangibles associated with the acquisition of QR has been attributed to the Italian operations.  Geographical financial information is as follows:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Sales:
United States	$4,631,847	$5,909,220	$8,306,631	$9,525,970
Europe	1,444,026	---	3,265,140	---
US Export Sales	2,583,510	1,975,417	4,535,667	3,850,795
	$8,659,383	$7,884,637	$16,107,438	$13,376,765
Net Income (loss)
United States	$(1,723,930)	$605,648	$(3,035,132)	$37,788
Europe	(778)	---	596,913	---
	$(1,724,708)	$605,648	$(2,438,219)	$37,788

	December 31, 2007	June 30, 2007
Identifiable assets:
United States	$7,220,178	$9,942,023
Europe	17,913,562	17,228,803
Total	$25,133,740	$27,170,826

(9) Commitments and Contingencies:

The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985.  This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey.  The Company maintains that its waste materials were of a general commercial nature.  This claim was originally filed in 1998 by the federal government in United States District Court for the State of New Jersey, citing several hundred other third-party defendants.  The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit.  The Company's claimed liability was potentially assessed by the plaintiff at $150,000.  The Company has joined, along with many other involved defendants, in an alternative dispute resolution (ADR) process for smaller claims.  A recent settlement amount was offered by this group, however, to date, no settlement has been reached. The Company’s insurance carrier has agreed to equally share in the proposed settlement.  The Company had accrued $11,550 as of December 31, 2007 and Fiscal Year 2007, based on previous settlement offers.  The Company does not expect to receive any further information until after a mediation session is held in mid February 2008.  The Company cannot currently assess the amount of liability that could result from any adverse final outcome of this environmental complaint.  The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in connection with this environmental claim.

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

(10) New Accounting Standards:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  SFAS No. 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  In February 2008, the FASB decided to defer the effective date of SFAS157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis.  Therefore, the Company is required to adopt SFAS No. 157, as applicable, beginning in July 2009.  The Company is evaluating the effect of SFAS No. 157, but does not believe that there will be any material effect on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No 141R”) to replace FASB No. 141 Business Combinations.  The objective of this statement is to improve the relevance, representation and comparability of financial information provided about a business combination and its effects and establishes principles and requirements for (1) recognizing and measuring the assets and liabilities assumed, (2) recognizing and measuring the goodwill or bargain purchase, and (3) determining the information required to be disclosed in the financial reports. This statement applies to business combinations where the acquisition date is on or after December 15, 2008.  The Company will adopt SFAS 141R for any business combinations completed on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Statements-an Amendment of ARB No. 51 (“SFAS No. 160”).  The objective of SFAS No. 160 is to improve financial information related to entities that have an outstanding non-controlling interest in one or more subsidiaries.  The non-controlling interest in the subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and consolidated net income should include (and separately disclose) the amounts of the parent and the non-controlling interest on the income statement.  This statement requires additional financial statement disclosures related to the parent and the non-controlling owners of the subsidiary.  Earnings per share amounts will be based on the amounts attributable to the parent.  The Company is required to adopt SFAS No. 160 beginning in July 2009.  The Company is evaluating the effect of SFAS No. 160, but does not believe that there will be any material effect on the Company’s financial statements.

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

Capital Resources and Liquidity

The Company’s working capital at December 31, 2007 decreased by approximately $2.3 million from June 30, 2007.  This decrease is principally due to an increase in the current portion of the outstanding debt, based on scheduled principal payments and increased borrowings on foreign credit lines, a decrease in inventory, and a decrease in accounts receivable, as the customer accounts were significantly more current at December 31, 2007 when compared to June 30, 2007.

Operating cash flows were negatively impacted by the loss from operations in the current six month period, however, cash receipts were above average which reduced the Company’s accounts receivable balance and enabled the Company to significantly reduce its account payable balance.  This loss is mainly attributable to lower gross margins in the US based on the product mix towards more distributor goods, the strong Euro in relation to the US dollar, increased competition in the marketplace, as well as significantly higher marketing, sales distribution and administrative expenses.  These expenses related to new and existing products and the development and growth of various new distribution channels to advance sales growth.  These factors caused the Company to utilize its cash resources, resulting in increased borrowings on the Company’s various credit facilities.  The Company is continuing to require advance deposits from its customers on the new, high dollar valued equipment.  Otherwise, the Company has neither changed its payment policies to its vendors nor revised its payment terms with its customers.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000.  The Company has registered these shares for resale.  The common stock was issued and sold pursuant to the exemption from registration afforded by Regulation D of the Securities Act of 1933.  In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.  The net proceeds were used to fund a portion of the purchase price of QR, which was completed on April 19, 2007.

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

As of December 31, 2007, the Company was in compliance with all the terms and conditions of the Revolving Credit and Term Loan Agreement.

Both loans are subject to mandatory prepayment in full in the event of certain “sale” events, including merger, sale of assets or change in control.  The term loan is convertible by ComVest at any time into shares of the Company’s common stock at a fixed conversion price of $2.37 per share.  The term loan is convertible at the Company’s option upon the satisfaction of certain conditions, including a reported trading price equal to 175% of the conversion price, the common stock being traded on NASDAQ, and a certain minimum trading volume, among others.  In addition, the Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to ComVest as collateral security for repayment of the loans.  Further, each subsidiary agreed to guaranty performance of all of the Company’s obligations to ComVest.

As part of the transaction, the Company granted to ComVest an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants.  The Company registered the shares of common stock issuable upon exercise of the warrants and conversion of the term note and must use its best efforts to keep the registration statement effective during the applicable registration period.

The Company’s foreign subsidiary maintains various lines of credit with two separate financial institutions, for a total of 1.35 million Euros.  The borrowings under most of these lines of credit are guaranteed by specific foreign accounts receivable and inventory.  These lines of credit were granted in August 2007 and there are no restrictive covenants or subordination clauses.  As of December 31, 2007 there was outstanding 635,990 Euros and no funds were outstanding as of June 30, 2007.

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

With respect to the above described financing, the Company registered the shares for resale.  If this registration statement is subsequently suspended for a specified period of time, the Company could be required to pay a penalty of 1% of the financing per month to the investors.  In accordance with the provisions of FSP EITF 00-19-2, the Company has recorded this private placement as shareholders’ equity on the accompanying balance sheets.  The Company believes that any future payments related to this registration statement are remote.  Therefore, in accordance with SFAS 5, Accounting for Contingencies, no corresponding contingent liability has been recorded.

In August and September 2006, the Company’s former senior secured lender chose to exercise its warrant to purchase 100,000 shares of the Company’s common stock by converting the warrant into 82,806 shares of common stock in a cashless exercise in a manner as specified in the warrant.  This warrant was due to expire in September 2006.

Capital expenditures for the first six months of Fiscal Year 2008 were approximately $57,900, consisting mainly of  tooling expenditures related to the redesign, development and production of new imaging products.  The Company expects to continue to finance any future capital requirements principally from internally generated funds.  The total amount of capital expenditures is not limited under the Company’s new Revolving Credit and Term Loan Agreement.

The Company’s historical operating cash flows generally have been positive; however, the Company is dependent upon its Revolving Credit and Term Loan Agreement with ComVest and its foreign lines of credit to continue to finance its ongoing operations.  The Company expects its worldwide working capital requirements will continue to be financed by operations, both in the United States and Italy, and from borrowings on the Revolving Credit and Term Loan Agreement.  It is believed that the Revolving Credit and Term Loan Agreement and foreign lines of credit  are sufficient to finance the Company’s ongoing worldwide working capital requirements for the foreseeable future, based upon existing sales levels.  The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than an unexpected material adverse conclusion to an ongoing environmental litigation case, or any other pending litigation, which are reasonably likely to result in a significant increase or decrease in its liquidity or capital resources within the foreseeable near-term future.  As of December 31, 2007, the Company had available $197,807 of unused credit under the Revolving Credit and Term Loan Agreement.  As of February 1, 2008, the Company had available $593,235 of unused credit under the Revolving Credit and Term Loan Agreement.  The Company also had the ability to borrow on its foreign lines of credit from the generation of any new sales.  No assurances can be given that the Company will have sufficient cash flow in the long term.

The Company is continuing to investigate various strategies to increase its market share.  Some of these strategies could involve the acquisition of one or more businesses, product lines, or product line distributors.  There are no assurances that the Company will be able to identify any suitable acquisition candidate(s), or, if so identified, be able to enter into a definitive agreement with such candidates on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements or interests in so-called special purpose entities.

Results of Operations

Fluctuations in Operating Results

The results of operations for the Company have changed significantly as a result of the acquisition of QR on April 19, 2007.  The carrying values of QR’s assets and liabilities were adjusted to their fair values and the difference between the purchase price and the fair value of the net assets was recorded as goodwill and other intangibles, and is subject to periodic impairment testing.  The goodwill and intangibles is based on the Euro cost of the acquisition at April 19, 2007 and is maintained in Euros and is therefore subject to fluctuations in currency between the US dollar and the Euro. The Company’s results of operations have been and will continue to be materially effected by the amortization costs associated with these other intangibles.

The Company’s operating results have varied in the past and are likely to fluctuate in the future.  Due to historic changes that the Company has experienced in operating results, management does not believe that period-to-period comparisons of results of operations are necessarily meaningful or reliable as indicators of future performance.  These variations result from several factors, many of which are out of the Company’s control, and include the following:
▪	changes in technology, specifically imaging modalities,
▪	demand for products and services,
▪	the level of product, price and service competition,
▪	changes in product mix, which could effect profit margins,
▪	Federal, state, local or international regulations,
▪	the timing of industry trade shows,
▪	currency fluctuations,
▪	capital spending budgets of customers,
▪	general economic trends and conditions specific to the Company’s industry,
▪	changes in the prime rate of borrowing in the United States,
▪	changes in the federal and foreign tax laws, and
▪	the timing of new product introductions by the Company as well as by its competitors.

Six Months  Fiscal 2008 Versus Six Months Fiscal 2007

Sales increased approximately $2.73 million or 20.4%, between the Fiscal 2007 and Fiscal 2008 six-month periods, principally due to increases in volume.  Approximately $3.6 million of this increase can be attributed to the worldwide sales of the three-dimensional dental x-ray imaging systems manufactured by QR in Italy.  Prior to the purchase of QR, the Company was the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for QR’s three-dimensional dental x-ray imaging system.  The Company sells this product into both the dental and medical ENT market.  The Company’s veterinary products business decreased approximately 36%, mainly due to lower than anticipated demand for the very specialized digital equine systems and general purpose analog x-ray systems designed for general veterinary applications.  There is a continuing strong demand for the Company’s two-dimensional filmless digital dental radiography system which showed a 9% increase in human and veterinary sales in the current six-month period.  The Company’s other dental x-ray systems showed a decrease of 9% in the current six-month period as intra-oral x-rays have become a commodity product.  The Company’s analog film processor business showed a slight decrease of approximately 2% in the current six-month period, due to the transition from analog to digital imaging processing.  US health-care professionals continue to migrate to digital imaging equipment that which the Company also supplies.  The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products, resulting in an 18% increase in international sales between the periods.

Gross profit as a percent of sales increased 4.7 percentage points between the Fiscal 2007 and Fiscal 2008 six-month comparable periods.  This increase can mainly be attributed to the profit margins realized from QR, offset by increases in freight charges due to the increase in fuel costs.

Selling, general, and administrative costs increased approximately $2.27 million or 50.2%, between the Fiscal 2007 and Fiscal 2008 six-month comparable periods.  Approximately $1.34 million of this increase is due to operating costs in Italy, associated with the acquisition of QR.  The balance of this increase is due to several factors, including:  (1) an approximate $239,000 increase in general and administrative costs, which includes costs associated with the Company’s initial compliance with Section 404 of the Sarbanes-Oxley Act of 2002; (2) approximately a $168,000 increase in technical support costs related to the new digital equipment the Company is selling, that require a devoted infrastructure support system;  (3) an increase in marketing and sales costs of approximately $519,000 in the current six-month period due to (a) the Company’s continued aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment, including attendance at several large international trade shows, development of new marketing and advertising materials, and the related travel and entertainment expenses, (b) the worldwide introduction of the Company’s new vertical three-dimensional CBCT scanner, (c) pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets, (d) an increase in general operating expenses, based on increased sales levels; and  (4) costs associated with the development and growth of a new distinct distribution channel to implement various methods to increase sales levels.  Included in the Fiscal Year 2007 six-month period is the write-off of certain deferred financing costs incurred in the previous fiscal year as the Company chose not to utilize that lender.

Amortization of intangibles increased $592,300 or 100% and resulted from the amortization of the other intangibles created from the acquisition of QR. Prior to April 2007, the Company did not have any such intangibles.

Research and development costs increased approximately $629,500, or 168.5%, between the Fiscal 2007 and Fiscal 2008 six-month comparable periods.  The Company’s research and development efforts and technologies were significantly enhanced by the acquisition of QR.  Most of this increase is due to research and development efforts in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements.  Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  Research and development costs may increase over the next several years as the Company evaluates its strategy to develop and market additional high tech digital products.  The Company has integrated its research and development between both locations.

For the six-month period ended December 31, 2007, the gain on foreign currency transactions amounted to approximately $1.1 million.  This gain is an unrealized non-cash foreign currency gain on the US dollar denominated intercompany note and recorded by QR.  A deferred tax liability has been recorded for this unrealized gain, in accordance with local laws.  There was no foreign currency gain or loss recorded in the six- month period ended December 31, 2006.

For the six-month period ended December 31, 2007 (FY 2008), net interest expense was approximately  $493,400.  For the six-month period ended December 31, 2007 (FY 2007), net interest income was approximately $56,900.  There was approximately $1,200 of interest income in Fiscal Year 2008 compared to approximately $123,820 in Fiscal year 2007.  The decrease in interest income is due to the utilization of all cash raised from the private placements in Fiscal Years 2007 and 2006 for the acquisition of QR in April 2007.  There was approximately $495,000 of interest expense in the current six-month period, compared to approximately $66,900 in the comparable period in the prior year.  The current six-month period had approximately $6.5 million more in average borrowings on the senior secured debt and foreign lines of credit and had a slightly higher average interest rate.  The significant increase in borrowings was used to fund a portion of the purchase price of QR and to provide continued working capital for the growth of the new digital imaging product lines.

The Company made several small state tax payments in the US in the six-months ended December 31, 2007, based on the consolidated loss from operations and made the required national and local tax payments in Italy for calendar years 2006, 2007 and 2008, based on the foreign operations, as required by local law.  The Company recorded a provision for taxes on QR’s operations at the combined required statutory tax rate.  The Company has a deferred tax asset of approximately $700,000, all of which relates to its foreign operations.  The Company increased its valuation allowance on the US portion of its deferred tax asset by approximately $680,000 as it does not believe that it is more likely than not that it will be able to utilize these prior year operating loss carry forwards based on the recent losses and anticipated market conditions.  The Company decreased its foreign deferred tax asset by approximately $100,000 to reflect the newly enacted Italian Finance Bill of 2008 which reduced the overall tax rate from 37.25% to 31.4%.  The decrease in the deferred tax asset as well as the increase in the valuation allowance has been reflected as part of the tax provision in the accompanying financial statements.  The Company’s foreign operations recorded a deferred tax liability of approximately $325,000 related to the unrealized exchange gain on the intercompany note denominated in US dollars, as it will only be taxed when realized and when repayment is made.  The Company had approximately $7.24 million in federal net operating loss carryforwards, and approximately $12.0 million in state net operating loss carry forwards, as of December 31, 2007.

Second Quarter  Fiscal 2008 Versus Second Quarter Fiscal 2007

Sales for the second quarter fiscal year 2008 were $8.66 million, an increase of approximately $775,000, or 9.8% compared to the second quarter fiscal 2007 principally due to increases in volume.  Approximately $1.9 million of this increase can be attributed to the worldwide sales of the three-dimensional dental x-ray imaging systems manufactured by QR in Italy.  Prior to the purchase of QR, the Company was the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for QR’s three-dimensional dental x-ray imaging system.  The Company sells this product into both the dental and medical ENT market.  The Company’s veterinary products business decreased approximately 36%, mainly due to lower than anticipated demand for the very specialized digital equine systems and general purpose analog x-ray systems designed for general veterinary applications.  There was a slight decrease for the Company’s two-dimensional filmless digital dental radiography system as the Company transitions to a direct sell sales force, from a dealer specific sales force.  The Company’s other dental x-ray systems showed a decrease of 15% in the current quarter as intra-oral x-rays have become a commodity product.  The Company’s analog film processor business showed a decrease of approximately 12% in the current quarter, due to the transition from analog to digital imaging processing.  US health-care professionals continue to migrate to digital imaging equipment that the Company also supplies.  The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products, resulting in a 22.5% increase in international sales between the periods.

Gross profit as a percent of sales stayed relatively constant between the second quarter Fiscal 2007 and the second quarter Fiscal 2008 comparable periods.

Selling, general, and administrative costs increased approximately $1.3 million or 54%, between the second quarter Fiscal 2007 and the second quarter Fiscal 2008.  Approximately $750,000 of this increase is due to operating costs in Italy, associated with the acquisition of QR.  The balance of this increase is due to several factors, including:  (1) an approximate $210,000 increase in general and administrative costs, which includes costs associated with the Company’s initial compliance with Section 404 of the Sarbanes-Oxley Act of 2002; (2) approximately a $90,000 increase in technical support costs related to the new digital equipment the Company is selling, that require a devoted infrastructure support system;  (3) an increase in marketing and sales costs of approximately $241,000 in the current quarter due to (a) the Company’s continued aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment, including attendance at several large international trade shows, development of new marketing and advertising materials, and the related travel and entertainment expenses, (b) the worldwide introduction of the Company’s new vertical three-dimensional CBCT scanner, (c) pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets, (d) an increase in general operating expenses, based on increased sales levels; and  (4) costs associated with the development and growth of a new distinct distribution channel to implement various methods to increase sales levels.

Amortization of intangibles in the second quarter Fiscal 2008 compared to the prior year increased $303,828 or 100% and resulted from the amortization of the other intangibles created from the acquisition of QR.  Prior to April 2007, the Company did not have any such intangibles.

Research and development costs increased approximately $374,000, or 192%, between the second quarter Fiscal 2007 and second quarter Fiscal 2008.  The Company’s research and development efforts and technologies were significantly enhanced by the acquisition of QR.  Most of this increase is due to research and development efforts in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements.  Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  Research and development costs may increase over the next several years as the Company evaluates its strategy to develop and market additional high tech digital products.

For the second quarter Fiscal 2008, the gain on foreign currency transactions amounted to $518,223.  This gain is an unrealized non-cash foreign currency gain on the US dollar denominated intercompany note and recorded by QR.  A deferred tax liability has been recorded for this unrealized gain, in accordance with local laws.  There was no foreign currency gain or loss recorded in the three month period ended December 31, 2006.

For the second quarter Fiscal 2008, net interest expense was approximately $240,000.  For the second quarter Fiscal 2007, net interest income was $24,500.  There was approximately $7,900 of interest income in the second quarter Fiscal  2008 compared to approximately $64,400 in the second quarter Fiscal 2007.  The decrease in interest income is due to the utilization of all cash raised from the private placements in Fiscal Years 2007 and 2006 for the acquisition of QR in April 2007.  There was approximately $247,700 of interest expense in the current second quarter, compared to approximately $39,900 in the comparable period in the prior year.  The current quarter had approximately $6.5 million more in average borrowings on the senior secured debt and lines of credit.  The significant increase in borrowings was used to fund a portion of the purchase price of QR and to provide continued working capital for the growth of the new digital imaging product lines.

The Company made a small state tax payment in the US in the second quarter Fiscal 2008, based on the consolidated loss from operations and made the required national and local tax payments in Italy for calendar years 2007 and 2008, based on the foreign operations, as required by local law.  The Company recorded a provision for taxes on QR’s operations at the combined required statutory tax rate.  The Company has a deferred tax asset of approximately $700,000, all of which relates to its foreign operations.  The Company increased its valuation allowance on the US portion of its deferred tax assets by approximately $680,000 in the second quarter Fiscal 2008 as it does not believe that it is more likely than not that it will be able to utilize these prior year operating loss carry forwards based on the recent losses and anticipated market conditions.    The Company also decreased its foreign deferred tax asset by approximately $100,000 in the second quarter Fiscal 2008 to reflect the newly enacted Italian Finance Bill of 2008 which reduced the overall tax rate from 37.25% to 31.4%.  The decrease in the deferred tax asset as well as the increase in the valuation allowance has been reflected as part of the tax provision in the accompanying financial statements.  The Company’s foreign operations recorded a deferred tax liability of approximately $325,000 related to the unrealized exchange gain on the intercompany note denominated in US dollars, as it will only be taxed when realized and when repayment is made.  The Company had approximately $7.24 million in federal net operating loss carry forwards, and approximately $12.0 million in state net operating loss carry forwards, as of December 31, 2007.

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

Accounts Receivable
The Company reports accounts receivable net of reserves for doubtful accounts.  Credit is extended to worldwide distributors on varying terms from letters of credit to between 30 and 90 days.  The reserve for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and is based upon continual analysis of the accounts receivable aging, including credit risk of specific customers, historical trends and other related information.  The Company writes off accounts receivable when they are determined by management to be uncollectible.  There have been no significant changes in the computation methodology of the reserve for doubtful accounts in the past three years and the Company has not had significant bad debt write-offs in the past few years.  The allowance for doubtful accounts is based on the Company’s continued analysis of aged accounts receivable.  Management believes that any potential risk associated with the estimate of reserve for doubtful accounts is therefore limited.

Inventories
Inventories, which include material, finished goods, and a small component of work-in-process labor and overhead, are stated at the lower of cost (first in, first out) or market (net realizable value).  The Company uses a standard cost accounting system in conjunction with an actual perpetual system to properly account for, control, and maintain the movement of all inventory components.  The Company has established inventory reserves based on inventory estimated to be obsolete, slow moving, or unmarketable due to changing technological and/or market conditions.  If actual market and technical conditions are less favorable than those anticipated, additional inventory reserves would be required.  There have been no significant changes in the computation methodology of the reserves for inventory in the past three years.

Warranties
The Company records a liability for an estimate of costs that it expects to incur under the Company’s limited warranties issued to its customers.  Various factors affect the Company’s warranty liability, including (1) number of units sold, (2) historical rates of claims, (3) anticipated rates of claims, and (4) costs per claim.  The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.  Management believes that the current warranty provisions are sufficient based on the current warranty information available to the Company.

The Company offers extended warranties in connection with sales of its digital sensors.  The Company continues to specifically monitor the rate and costs of these claims and reviews the adequacy of its warranty liability and makes any changes as, and if, deemed necessary.  If the Company experiences significant increased warranty claims or activity, or the warranty claims exceed the currently reserved amount, the warranty reserve will be increased, resulting in decreased gross profit during the period(s) in which the warranty reserve is increased.

Stock-based Compensation
Stock based compensation is accounted for in accordance with SFAS No. 123R.  The Company determines the fair value of options based on the Black-Scholes model, which is based on specific assumptions including (1) the expected life of the option, (2) risk free interest rates, (3) expected volatility and (4) expected dividend yield.

Deferred Tax Asset and Income Taxes
Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  Any changes in tax laws which affect the effective tax rates will affect the deferred tax asset and will be reflected in the accompanying current tax provision.  The Company records a valuation allowance to reduce its tax asset when it is more likely than not that a portion of the amount may not be realized.  The Company estimates its valuation allowance based on an estimated forecast of its future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected.  In reviewing the valuation allowance, the Company considers future taxable income and determines whether it is more likely than not that a portion of the deferred tax asset will be realized.  Changes in these circumstances, such as an increase or decline in estimated future taxable income, would result in a re-determination of the valuation allowance.  The company has recorded deferred tax assets and liabilities associated with its foreign operations.  Certain tax assets were acquired upon the acquisition of QR in April 2007 and primarily relate to the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

Goodwill and other intangibles
Prior to April 2007, the Company did not have any long-lived assets or goodwill.  Long-lived assets held for use by the Company will be reviewed for impairment whenever circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable.  The Company will also perform ongoing impairment analysis on intangible assets related to technology.  Determination of whether impairment exists will be based upon comparison of the identifiable cash flows of the assets to the carrying values of the respective assets, and if impaired the value of the asset will be reduced.  Goodwill is not amortized, but will be tested for impairment on an annual basis each June 30th, or whenever circumstances or events indicate that the carrying amount may not be recoverable.  The impairment tests will be based on a comparison of the fair value of the reporting entity to the respective goodwill amount.  Any identified impairment will result in a charge to reduce the carrying value of the associated goodwill.  Goodwill and intangibles have been recorded on QR’s books in Euros in accordance with generally accepted accounting principles as applied in the United States, and therefore, their historical carrying values are subject to fluctuations in the US dollar/Euro exchange rates.

Litigation and Contingencies
The Company is party to lawsuits arising out of its operations.  The Company records a liability when it is probable and can be reasonably estimated.  The Company believes it has properly estimated its potential litigation liability in the past; however, court decisions and/or other unforeseen events could cause liabilities to be incurred in excess of estimates.

Exchange Rates and Currency Conversion
The US dollar is the Company’s reporting currency; its functional currency depends on the country of operation.  For the six-months ended December 31, 2007, a significant amount of revenues and expenses were denominated in Euros.  During this period the US dollar/Euro exchange rate has fluctuated considerably.  The amounts for Fiscal Year 2007 were not significant as QR was acquired in April 2007 and the rates did not fluctuate significantly between the acquisition date and June 30, 2007.  The Company has recorded the intangibles related to the acquisition of QR in Euros, and therefore, the gross carrying amount of these intangibles will fluctuate with changes in the US dollar/Euro exchange rate.  The Company has established an intercompany note related to the acquisition of QR denominated in US dollars, and therefore there is an unrealized gain or loss recorded on this note as the US dollar/Euro exchange rates fluctuate.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings and cash flows are subject to changes in interest rates (short-term prime based interest rates) primarily from its borrowings under its senior debt and foreign lines of credit.  The interest rate on the term loan is fixed, however the interest rate on the revolver varies with the prime rate of interest.  The Company’s foreign borrowings vary with Euribor.  A hypothetical, instantaneous increase or decrease of one percentage point in the prime rate of borrowing would change interest expense by $30,000 for twelve months, assuming that the entire revolver line was utilized.  Therefore, the Company does not believe that it is materially exposed to changes in interest rates.  The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Prior to April 2007, the Company’s earnings and cash flows were subject to changes in interest rates associated with U.S. Treasury Notes and U.S. Treasury Bills.  As the Company used its excess cash for the purchase of QR in April 2007 and no longer maintains any significant cash balances, the Company does not believe that they are materially exposed to market rate volatility.

The Company’s earnings and cash flows are subject to foreign currency exchange rate risk, specifically the Euro/Dollar.  The Company does not believe that it is materially exposed to foreign currency exchange rate risk due to the volume of purchases in foreign currency relative to purchases in the functional currency; however, the relative strength of the Dollar to the Euro does affect the Company’s gross profit.  The Company continuously monitors all changes in foreign currency and may adjust its pricing to customers to reflect these changes.  The Company had purchased and settled in Fiscal Year 2007, a Euro hedge contract relative to the acquisition of QR to limit the Company’s exposure to the Euro/dollar exchange.  As of December 31, 2007, the Company did not have any outstanding hedge contracts.

Item 4:  Controls and Procedures

a) Evaluation of disclosure controls and procedures

The Company’s Co-Chief Executive Officers and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15 (e) of the Securities Exchange Act of 1934 (the “Act”)).  Based on their review and evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

During the  second quarter ended December 31, 2007, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect, or would be reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions.  As a result, no corrective actions were necessary.

Part II Other Information

Item 1:   Legal Proceedings.

Reference is made to Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

A status conference was held in November 2007 relating to the environmental claim involving a property in New Jersey owned by the Company between August 1984 and June 1985.  The Company has authorized their attorneys for this matter to proceed with a possible settlement of which the Company’s insurance carrier has agreed to equally share in this proposed settlement.  The next mediation session is  scheduled for mid-February 2008.

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

Item 4:  Submission of Matters to a Vote of Security Holders

On December 12, 2007, the Company held an Annual Meeting of Shareholders to elect four directors for a term of one year or until their successors are duly elected.

The nominees were each elected to the Board of Directors by the following votes:

	For Election	Against Election
David Vozick	10,440,866	450,927
Donald Rabinovitch	10,440,866	450,927
Jack Becker	10,426,176	465,617
Robert Blatt	10,440,866	450,927

Item 6:                                                                                Exhibits.

31.1 -	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a – 14 (a).
31.2 -	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a – 14 (a).
31.3 -	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a – 14 (a).
32.1 -	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.
32.2 -	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.
32.3 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.

Signatures

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION
(Registrant)

David Vozick
David Vozick
Chairman of the Board,
(Co-Chief Executive Officer)
Secretary, Treasurer
Date: February 14, 2008

Donald Rabinovitch
Donald Rabinovitch
President
(Co-Chief Executive Officer)
Date: February 14, 2008

Elise Nissen
Elise Nissen
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: February 14, 2008