Form 10-Q
period 2008-03-31
AFP IMAGING CORP
filed 2008-05-15
CIK 319126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes __X__   No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer _____                                                                             Accelerated filer _____                                                                                  Non-accelerated filer _____

(Do not check if a smaller reporting company)
Smaller reporting company __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes_____   No__X__

The registrant had 17,928,800 shares of its common stock outstanding as of May 12, 2008.

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

In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2008, and its results of operations for the nine and three-month periods ended March 31, 2008 and 2007, and its cash flows for the nine-month periods ended March 31, 2008 and 2007, consisting of normal recurring adjustments, have been included.  The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods.

Item 1:  FINANCIAL STATEMENTS

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Balance Sheets - March 31, 2008 and June 30, 2007

Assets	March 31, 2008	June 30, 2007	Liabilities and Shareholders' Equity	March 31, 2008	June 30, 2007
	(Unaudited)			(Unaudited)
Current Assets:			Current Liabilities:
Cash and cash equivalents	$659,671	$921,632	Current portion of long-term debt	$2,359,364	$536,727
Accounts receivable, less allowance for doubtful accounts of $837,940 and $130,000, respectively			Accounts payable	3,256,524	2,834,875
			Accrued expenses and other current liabilities	2,799,176	2,887,584
	3,452,793	5,030,579	Total current liabilities	8,415,064	6,259,186
Inventories	6,091,080	6,395,052
Prepaid expenses and other current assets	389,067	179,771	Deferred liabilities	118,505	213,860
Deferred income taxes	552,756	926,603	Long-term debt	5,252,253	5,822,347
Total current assets	11,145,367	13,453,637	Deferred income taxes	642,827	-
			Total liabilities	14,428,649	12,295,393

			Commitments and Contingencies (Note 9)

Property and equipment
Shareholders’ Equity:
Preferred stock - $.01 par value; authorized
5,000,000 shares, none issued
Common stock, $.01 par value; authorized
30,000,000 shares, issued and outstanding
17,928,800 shares at March 31, 2008, and
June 30, 2007

At cost	2,328,010	2,141,123		-	-
Less accumulated depreciation	(1,828,617)	(1,602,121)
	499,393	539,002
				179,288	179,288
Deferred income taxes	281,507	369,115	Common stock warrants	91,131	91,131
Other assets	327,923	381,905	Paid-in capital in excess of par	25,444,176	25,404,045
Goodwill	4,469,183	3,846,405	Accumulated deficit	(14,570,257)	(10,760,543)
Other intangibles	8,974,921	8,580,762	Cumulative translation adjustment	125,307	(38,488)
			Total shareholders’ equity	11,269,645	14,875,433

Total Assets	$25,698,294	$27,170,826	Total Liabilities and Shareholders’ Equity	$25,698,294	$27,170,826

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2008	2007	2008	2007

Net sales	$8,562,300	$7,126,326	$24,669,738	$20,503,091

Cost of sales	5,044,692	4,680,120	14,505,785	13,164,432

Gross profit	3,517,608	2,446,206	10,163,953	7,338,659

Selling, general and administrative expenses	4,543,187	2,651,343	11,334,969	7,174,740
Amortization of intangibles	314,482	---	906,764	---
Research and development expenses	495,855	167,554	1,498,859	541,090
	5,353,524	2,818,897	13,740,592	7,715,830

Operating loss	(1,835,916)	(372,961)	(3,576,639)	(377,171)

Foreign currency gain on intercompany note	992,678	---	2,088,024	---

Interest expense, net of (interest income)	220,613	(13,530)	714,077	(70,442)

Loss before provision for income taxes	(1,063,851)	(359,161)	(2,202,692)	(306,729)

Provision for income taxes	307,644	19,768	1,607,022	34,412

Net loss	$(1,371,495)	$(378,929)	$(3,809,714)	$(341,141)

Net loss per common share:
Basic	$(.08)	$(.03)	$(.21)	$(.03)
Diluted	$(.08)	$(.03)	$(.21)	$(.03)

Weighted average outstanding common stock:
Basic	17,928,800	12,428,800	17,928,800	12,410,604
Diluted	17,928,800	12,428,800	17,928,800	12,410,604

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended March 31, 2008 and 2007
(Unaudited)

	Comprehensive Loss	Common Stock	Common Stock Warrants	Paid-in-Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total
Balance June 30, 2006	$--	$95,682	$110,931	$11,805,852	$(6,087,719)	$--	$5,924,746
Issuance of 82,806 shares of common stock in connection
with the exercise of common stock warrants	--	828	(19,800)	18,972	--	--	--
Adjustment to reclassify common stock subject to
registration rights from temporary equity	--	27,778	--	4,716,545	--	--	4,744,323
Stock based compensation expense	--	--	--	42,329	--	--	42,329
Additional fees associated with issuance of common stock
in May 2006	--	--	--	(12,569)	--	--	(12,569)
Net loss for nine months ended March 31, 2007	--	--	--	--	(341,141)	--	(341,141)
Balance March 31, 2007	--	$124,288	$91,131	$16,571,129	$(6,428,860)	--	$10,357,688

Balance June 30, 2007	$--	$179,288	$91,131	$25,404,045	$(10,760,543)	$(38,488)	$14,875,433
Foreign currency translation gain	163,795	--	--	--	--	163,795	163,795
Stock based compensation expense	--	--	--	40,131	--		40,131
Net loss for nine months ended March 31, 2008	(3,809,714)	--	--	--	(3,809,714)	--	(3,809,714)
Comprehensive loss	(3,645,919)	--	--	--	--	--	--
Balance March 31, 2008	$--	$179,288	$91,131	$25,444,176	$(14,570,257)	$125,307	$11,269,645

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,

	2008	2007
Cash flows from operating activities:
Net loss	$(3,809,714)	$(341,141)
Adjustments to reconcile net (loss)/income to net cash used by operating activities-
Depreciation and amortization	1,166,085	177,044
Amortization of discount on term loan	152,321	---
Non-cash compensation expense	40,131	42,329
Provision for losses on accounts receivable	683,494	20,000
Exchange rate effect on intercompany note	(2,088,024)	---
Write-off of deferred financing costs	---	75,000
Marked to market gain on Euro Hedge contract	---	(137,237)
Deferred income taxes	1,161,841	---
Change in assets and liabilities:
Decrease/(increase)in accounts receivable	1,093,691	(191,750)
Decrease/(increase) in inventories	608,173	(73,088)
(Increase)/decrease in prepaid expenses and other assets	(135,249)	4,951
Increase in accounts payable	21,219	396,356
(Decrease)/increase in accrued expenses and other current liabilities	(391,992)	75,371
(Decrease)/increase in deferred liabilities	(95,355)	147,745
Total adjustments	2,216,335	536,721

Net cash (used in)/provided by operating activities	(1,593,379)	195,580

Cash flows from investing activities:
Purchases of property and equipment	(141,213)	(118,616)
Costs related to acquisition of QR	---	(1,605,489)

Net cash used in investing activities	(141,213)	(1,724,105)

Cash flows from financing activities:
Borrowing of debt	1,399,601	385,618
Repayment of debt	(462,963)	---
Payment of fees associated with issuance of common stock in May 2006	---	(12,569)

Net cash provided by financing activities	936,638	373,049

Exchange rate effect on cash and cash equivalents	535,993	---

Net decrease in cash and cash equivalents	(261,961)	(1,155,476)

Cash and cash equivalents, at beginning of period	921,632	5,213,289

Cash and cash equivalents, at end of period	$659,671	$4,057,813

Supplemental cash flow disclosures:
Cash paid during the periods for-
Interest	$587,962	$96,508
Income taxes, net of refunds	$750,447	$27,482
Supplemental schedule of non cash activity:
Cashless exercise of common stock warrants	---	$19,800
Equipment under capital lease	$35,872	---

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

(1) General:

AFP Imaging Corporation (together with its subsidiaries, the “Company”) was organized on September 20, 1978 under the laws of the State of New York.  Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating and/or capturing medical and dental diagnostic images.  The products utilize electronic and radiographic technologies, as well as the chemical processing of photosensitive materials.  The Company is ISO 9001 certified.  Medical, dental, veterinary and industrial professionals use these products.  The Company’s products are distributed to worldwide markets under various brand names and trademarks through a network of independent and unaffiliated dealers.  Certain digital imaging products are also sold and distributed by the Company directly to dental professional end users.  The Company has one business segment - medical/dental.

The Company’s primary objective is to be a leading provider of cost effective, diagnostic radiographic products for applications in the medical, dental, veterinary and industrial imaging fields.  The Company is concentrating on:
•	continually broadening its product offerings in the transition from x-ray film to electronic imaging,
•	enhancing both its domestic and international distribution channels, and
•	expanding its world-wide market presence in the diagnostic dental and medical imaging fields.

On April 19, 2007, the Company completed the acquisition of Quantitative Radiology srl, an Italian corporation (“QR”), by acquiring all of the outstanding share capital of QR from its shareholders.  QR is a global supplier of state-of-the-art, in-office three-dimensional dental and medical computed tomography (CT).  QR uses an imaging technology that features a cone shaped beam of x-rays (a CBCT scanner).  The Company, prior to April 19, 2007, had acted as QR’s exclusive distributor in North and South America, excluding Brazil.

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

Certain prior-year amounts have been reclassified to conform to the current-period presentation.

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

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R.  As a result, the Company began recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards.  Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005.  Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.   Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated.  For the three and nine months ended March 31, 2008, non-cash stock based compensation expense related to stock option awards was $40,131 and $40,131 respectively.  For the three and nine months ended March 31, 2007, non-cash stock based compensation expense related to stock option awards was $0 and $42,329 respectively.  These charges have all been included in operating expenses.

The fair value of each option granted under the Company’s incentive stock plans during the three and nine months ended March 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing method.  Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of Company common stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on Company common stock and (d) risk-free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives.  Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives.  Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices.  The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any dividends in the foreseeable future.  There were no options granted during the three and nine months ended March 31, 2008.  The weighted-average of the fair value of the options granted during the three and nine months ended March 31, 2007 was $0 and $2.15 per option, respectively.

Stock options to purchase an aggregate of 20,000 shares of Company common stock were granted to the Company’s non-employee Board of Director members in the three-month period ended September 30, 2006 in accordance with the Company’s policy for non-employee director compensation.  All of these stock options were issued with a ten-year life.

In April 2007, the Company granted an aggregate of 50,000 shares of Company common stock to an employee, half of which vested immediately.  Compensation expense amounting to $40,131 was recognized in the current quarter upon the vesting of these options.  These options were issued with a ten-year useful life.

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

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements.  The common stock was issued and sold pursuant to the exemption from registration pursuant to Regulation D of the Securities Act of 1933.  In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.  The proceeds were used for the purchase of QR.  The Company granted the investors certain registration rights with respect to the resale of the shares acquired and has registered these shares of common stock for resale.

The following is a reconciliation from basic to diluted shares for the three and nine months ended March 31, 2008 and 2007:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Basic Shares	17,928,800	12,428,800	17,928,800	12,410,604
Dilutive:
Options	---	---	---	---
Warrants	---	---	---	---
Diluted Shares	17,928,800	12,428,800	17,928,800	12,410,604

The diluted weighted average number of shares outstanding for the three and nine months ended March 31, 2008 and 2007 does not include the potential exercise of the following stock options and warrants as such amounts were anti-dilutive.

	Three and nine months ended March 31,
	2008	2007
Options	889,900	843,900
Warrants	850,000	50,000
Diluted Shares	1,739,900	893,900

(4) Long and Short Term Debt:

On April 13, 2007, the Company entered into a new senior secured facility (“Revolving Credit and Term Loan”) with a new lender (“Senior Secured Lender”) that replaced the Company’s existing $2.5 million revolving line of credit  that was due to expire on September 21, 2007.  The Revolving Credit and Term Loan consists of a $5 million convertible term note and a $3 million revolving loan facility.  The convertible term note bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007 with a final balloon payment of all remaining amounts due there-under on April 30, 2012.  The revolving loan bears interest at a rate of two percent plus prime rate per annum, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum “borrowing base” limitations, and has certain reporting requirements to the lender.  The convertible term note, in addition to being convertible by the Company upon the satisfaction of certain conditions, including a trading price equal to 175% of the conversion price of the Company’s common stock being traded on Nasdaq, is convertible by the lender at any time into shares of common stock at a conversion price of $2.37 per share or 2,109,705 shares based on the initial principal amount of the convertible term note.

The Company and each of its wholly-owned subsidiaries executed a collateral agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to the Senior Secured Lender as collateral security for repayment of the loans.  The Revolving Credit and Term Loan is secured by all of the Company’s and its wholly-owned subsidiaries’ inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles.  It is believed that the Revolving Credit and Term Loan is sufficient to finance the Company’s ongoing working capital requirements for the foreseeable future, based on existing sales levels.

As part of the transaction, the Company granted to the Senior Secured Lender an aggregate of 800,000 five-year warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants. The Company registered the shares of common stock issuable upon exercise of the warrants and conversion of the term note and must use its best efforts to keep the registration statement effective during the applicable registration period.

The Company has assessed whether the warrants granted to the Senior Secured Lender should be classified as either a liability or equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” and concluded that these warrants should be classified as equity.  The Black-Scholes Method was used to value these detachable warrants, and they have been recorded in the accompanying Consolidated Balance Sheets at $1,114,784.  In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, proceeds received from the sale of debt with detachable stock purchase warrants are allocated to both the debt and the warrants.  The portion allocable to warrants is accounted for as additional paid in capital, and the remaining portion is classified as debt.  The fair value of the warrants issued to the Senior Secured Lender is being treated as debt discount, which will be accreted as interest expense utilizing the interest method over the 60-month term of the Term Loan.  The assumptions used for the Black-Scholes option pricing model were as follows:  risk-free interest rate of 4.66%, expected volatility of 123%, an expected life of five years, and no expected dividends.  A summary of such follows:

	March 31, 2008	June 30, 2007
Term Loan	$5,000,000	$5,000,000
Fair value of warrants (recorded as capital in excess of par)	(1,114,784)	(1,114,784)
Principal payments	(462,963)	---
Accretion of debt discount (recorded as interest expense)	201,465	49,144
Recorded value of Term Loan	$3,623,718	$3,934,360

As of March 31, 2008, the Company was in compliance with all terms and conditions of the Revolving Credit and Term Loan Agreement.

QR has the ability to borrow up to 2,000,000 Euros under various lines of credit with two different financial institutions.  Most of these lines are guaranteed by its accounts receivables and inventory.  These lines of credit were granted in August 2007 and increased from 1,750,000 Euros to 2,000,000 Euros in April 2008.  As of March 31, 2008, 918,790 Euros were outstanding and no Euros were outstanding as of June 30, 2007.  The funds borrowed in Italy are guaranteed by specific outstanding accounts receivable and inventory, and the current rate of borrowing is a function of Euribor plus .75% to 1.5%.

In November 2007, the Company purchased a new telephone system to integrate its US locations.  This equipment was leased with a bargain purchase option, and accounted for as a capital lease.  The value of this equipment has been recorded as capital equipment and the resulting liability recorded.

As of March 31, 2008 and June 30, 2007, debt consisted of the following:

	March 31, 2008	June 30, 2007
Senior Secured Lender Term Loan, net of debt discount	$3,623,718	$3,934,360
$3.0 Million Revolving Senior Credit Facility	2,503,289	2,424,714
Capitalized lease	32,738	---
Foreign line of credit borrowings	1,451,872	---
	7,611,617	6,359,074
Less current portion	2,359,364	536,727
Total long-term debt	$5,252,253	$5,822,347

At March 31, 2008, the Company had available $496,712 of unused lines of credit under the Revolving Senior Credit Facility, as well as the unused lines of credit available to QR.

Due to the short-term nature of all of the debt as well as borrowing rates currently available to the Company, the fair market value of all of the Company's debt approximated its carrying value.

(5) Inventory:

Inventories, which include material and a small component of labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company’s US operations uses a standard cost accounting system in conjunction with an actual perpetual inventory system to properly account for, control, and maintain the movement of all inventory components.  All standard costs are reviewed periodically and updated accordingly to verify that the standard costs approximate the actual costs. The Company’s foreign operations implemented an inventory control system in early fiscal year 2008.  Provision has been made for any potential losses on obsolete or slow-moving inventory items.  At March 31, 2008 and June 30, 2007, inventories, consisted of the following:

	March 31, 2008	June 30, 2007
Raw materials and sub-component parts	$3,487,074	$2,856,813
Work-in-process and finished goods	2,604,006	3,538,239
	$6,091,080	$6,395,052

(6) Income Taxes:

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.  As of March 31, 2008, the Company has recorded a deferred tax asset of approximately $834,000, all of which relates to its foreign operations. In December 2007, the Company increased its valuation allowance on the US portion of its deferred tax asset  by approximately $680,000 as it does not believe that it is more likely than not that it will be able to utilize these prior year operating loss carry forwards based on the recent losses and anticipated market conditions.  However, should circumstance change and the Company determine that it will be able to utilize its net operating loss carry forward, such as the generation of consolidated future taxable income, the Company will reevaluate its valuation allowance.  In December 2007, the Company decreased its foreign deferred tax asset by approximately $100,000 to reflect the newly enacted Italian Finance Bill of 2008 which reduced the overall tax rate from 37.25% to 31.4%.  This decrease in the deferred tax asset as well as the increase in the valuation allowance has been reflected as part of the tax provision in the accompanying financial statements. The Company’s foreign operations recorded a deferred tax liability of approximately $643,000 related to the unrealized exchange gain on the intercompany note denominated in US dollars, as it will only be taxed when realized and when repayment is made. The net tax expense recorded for the three and nine months ended March 31, 2008 includes foreign taxes at the statutory rates on the Company’s foreign operations, state income and capital taxes required in the United States and the changes to the deferred tax accounts.

As of March 31, 2008, the Company had approximately $7.7 million in federal net operating loss carry forwards, and approximately $12.4 million in state net operating loss carryforwards.  These NOL’s will begin to expire in 2010 and are subject to review by the Internal Revenue Service.  Changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code, will limit the amount of NOL’s available in any one year.

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109.  The implementation of FIN 48 had no impact on the Company’s financial statements.

(7) Intangible Assets and Goodwill:
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

The following is a summary of the intangible assets subject to amortization:

June 30, 2007	Gross carrying amount	Accumulated amortization	Net
Developed technologies	$5,320,000	$149,918	$5,170,898
Customer relationships	3,149,000	62,117	3,086,883
Non-compete contracts and other	336,000	13,019	322,981
	8,805,000	225,054	8,580,762
Goodwill	3,846,405	---	3,846,405
Total intangible assets	$12,651,405	$225,054	$12,427,167

March 31, 2008	Gross carrying amount	Accumulated amortization	Net
Developed technologies	$6,181,371	$836,481	$5,344,890
Customer relationships	3,658,860	346,590	3,312,270
Non-compete contracts and other	390,403	72,642	317,761
	10,230,634	1,255,713	8,974,921
Goodwill	4,469,183	---	4,469,183
Total intangible assets	$14,699,817	$1,255,713	$13,444,104

The change in the value of goodwill and other intangibles from the date of acquisition to March 31, 2008, and the change in accumulated amortization are due to changes in exchange rates, as there was a significant change in value between the US dollar and the Euro during this time period.

(8) Segment Information:
As of March 31, 2008 and June 30, 2007, the Company had one business segment, medical/dental imaging. The medical/dental segment operations are conducted under the Dent-X, EVA, NewTom and AFP trade names and consist of the design, development, manufacturing, marketing and distribution of medical and dental imaging systems and all related accessories.  The amortization of the intangibles associated with the acquisition of QR has been attributed to the Italian operations.  Geographical financial information is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net sales:
United States	$4,727,010	$5,688,087	$13,033,641	$15,214,057
Europe	2,056,216	---	5,321,356	---
US Export Sales	1,779,074	1,438,239	6,314,741	5,289,034
	$8,562,300	$7,126,326	$24,669,738	$20,503,091
Net income (loss)
United States	$(1,772,229)	$(378,929)	$(4,807,361)	$(341,141)
Europe	400,734	---	997,647	---
	$(1,371,495)	$(378,929)	$(3,809,714)	$(341,141)

	March 31, 2008	June 30, 2007
Identifiable assets:
United States	$6,987,247	$9,942,023
Europe	18,711,047	17,228,803
Total	$25,698,294	$27,170,826

(9) Commitments and Contingencies:

The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985.  This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey.  The Company maintains that its waste materials were of a general commercial nature.  This claim was originally filed in 1998 by the federal government in United States District Court for the State of New Jersey, citing several hundred other third-party defendants.  The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit.  The Company's claimed liability was potentially assessed by the plaintiff at $150,000.  The Company has joined, along with many other involved defendants, in an alternative dispute resolution (ADR) process for smaller claims.  A recent settlement amount was offered by this group, however, to date, no settlement has been reached.  The Company’s insurance carrier has agreed to equally share in the proposed settlement.  The Company has accrued $35,370 as of March 31, 2008, based on the most recent settlement offer.  The Company does not expect to receive any further information until after a settlement conference is held in mid May 2008.  The Company cannot currently assess the amount of liability that could result from any adverse final outcome of this environmental complaint.  The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in connection with this environmental claim.

The Company filed a complaint on May 5, 2008 in United States District Court, Southern District of New York, against Genexa Medical, Inc., a Canadian distributor that is past due on amounts owed to the Company.  The complaint seeks damages for unpaid principal, interest and fees.  The Company has recorded a reserve of $395,000, which represents the entire principal balance.

The Company is involved in two other potential damage claims; however, to date, no lawsuits have been filed.  The Company maintains that its equipment was not the cause of the respective incidents or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in these matters.  The Company does not believe that the final outcome of either of these matters will have a material adverse effect on the Company.

The Company has received notification of a complaint filed in the Superior Court of California, County of Placer, on December 19, 2007.  The Complaint seeks damages in excess of $25,000.  The Company has not yet been formally served with this Complaint.  The Company, through its attorneys, has repeatedly agreed to a settlement, but has not received any further communication.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

As part of the acquisition of QR, the Company granted employment agreements to each of the four former owners, for a total yearly commitment of 500,000 Euros.  Each agreement is for a period of five years and contains a non-compete clause.  The Company can terminate each agreement after the first year of employment (April 2008), in which event, any employee so terminated is entitled to one-half of the salary for the remaining term.

In October 2007, QR signed a non-cancelable operating lease for additional office space in Verona, Italy.  The leasing agent is owned by three of the four former owners of QR.  The annual rental is 39,000 Euro per year.

(10) New Accounting Standards:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  SFAS No. 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  In February 2008, the FASB decided to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis.  Therefore, the Company is required to adopt SFAS No. 157, as applicable, beginning in July 2009.  The Company is evaluating the effect of SFAS No. 157, but does not believe that there will be any material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, so as to improve financial reporting by providing entities with the opportunity to alleviate volatility in reported earnings.  This Statement should expand the use of fair value measurement and permits all entities to choose to measure eligible items at fair value at specified election dates.  The resulting unrealized gains or losses on items which the fair value option has been elected are to be reported in earnings.  The Company is required to adopt SFAS No. 159, as applicable, beginning in July 2008.  The Company is evaluating the effect of SFAS No. 159, but does not believe that there will be any material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”) to replace SFAS No. 141 Business Combinations.  The objective of this statement is to improve the relevance, representation and comparability of financial information provided about a business combination and its effects and establishes principles and requirements for (1) recognizing and measuring the assets and liabilities assumed, (2) recognizing and measuring the goodwill or bargain purchase, and (3) determining the information required to be disclosed in the financial reports.    This statement applies to business combinations where the acquisition date is on or after December 15, 2008.  The Company will adopt SFAS 141R for any business combinations completed on or after December 15, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133 (“SFAS No. 161”).  The objective of SFAS No. 161 is to improve financial reporting on derivative instruments and hedging activities with enhanced disclosures.  This statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, and provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit–risk related. The Company is required to adopt SFAS No. 161 beginning in January 2009.  The Company is evaluating the effect of SFAS No. 161, but does not believe that there will be any material effect on the Company’s financial statements.

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

Capital Resources and Liquidity

The Company’s working capital at March 31, 2008 decreased by approximately $4.46 million from June 30, 2007.  This decrease is principally due to an increase in the current portion of the outstanding debt, based on scheduled principal payments and increased borrowings on foreign credit lines, a decrease in inventory, and a decrease in accounts receivable resulting from an increase in the allowance for doubtful accounts, when compared to June 30, 2007.

Operating cash flows were negatively impacted by the loss from operations in the current nine month period; however, cash receipts were above average which reduced the Company’s accounts receivable balance and provided working capital funds for the increase in sales.  This loss is mainly attributable to lower gross margins in the US based on the product mix towards more distributor goods, the strong Euro in relation to the US dollar, increased competition in the marketplace, as well as significantly higher marketing, sales distribution and administrative expenses.  These expenses related to new and existing products and the development and growth of various new distribution channels to promote sales growth.  The allowance for doubtful accounts was increased approximately $700,000 to include a Canadian distributor in arrears, and foreign accounts receivable acquired in April 2007 as part of the acquisition of QR, which have now been deemed uncollectable.  These factors caused the Company to utilize its cash resources, resulting in increased borrowings on the Company’s various credit facilities.  The Company is continuing its policy to require advance deposits from its customers on the new, high dollar valued equipment.  The Company has neither changed its payment policies to its vendors nor revised its payment terms with its customers.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000.  The Company has registered these shares for resale.  The common stock was issued and sold pursuant to the exemption from registration pursuant to Regulation D of the Securities Act of 1933.  In connection with the transaction, the Company paid the placement agent a five percent fee.  The net proceeds were used to fund a portion of the purchase price of QR, which was completed on April 19, 2007.

On April 13, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with the Senior Secured Lender whereby the Senior Secured Lender agreed to lend the Company an aggregate of up to $8 million in the form of a $5 million Convertible Term Note and a $3 million Revolving Loan Facility.  The term loan bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007 in 53 equal monthly installments of $92,592.60 with a final balloon payment of all remaining amounts due thereunder on April 30, 2012.  The term loan is further subject to mandatory prepayment to the extent of 50% of proceeds received by the Company in connection with the sale of its capital stock unless such proceeds are utilized to acquire another business.  The revolving loan bears interest at a rate per annum of two percent (2%) plus the prime rate and is payable in full on April 30, 2012, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum “borrowing base” limitations, and has certain reporting requirements.  This new senior secured Revolving Credit and Term Loan Agreement replaced the Company’s previous $2.5 million senior secured credit facility, which was due to expire on September 21, 2007.  The proceeds were used to fund a portion of the purchase price of QR and for ongoing working capital requirements.

As of March 31, 2008, the Company was in compliance with all the terms and conditions of the Revolving Credit and Term Loan Agreement.

Both loans are subject to mandatory prepayment in full in the event of certain “sale” events, including merger, sale of assets or change in control.  The term loan is convertible by the Senior Secured Lender at any time into shares of the Company’s common stock at a fixed conversion price of $2.37 per share.  The term loan is convertible at the Company’s option upon the satisfaction of certain conditions, including a reported trading price equal to 175% of the conversion price, the common stock being traded on NASDAQ, and a certain minimum trading volume, among others.  In addition, the Company and each of its wholly-owned subsidiaries executed a collateral agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to the Senior Secured Lender as collateral security for repayment of the loans.  Further, each subsidiary agreed to guaranty performance of all of the Company’s obligations to the Senior Secured Lender.

As part of the transaction, the Company granted to the Senior Secured Lender an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants.  The Company registered the shares of common stock issuable upon exercise of the warrants and conversion of the term note and must use its best efforts to keep the registration statement effective during the applicable registration period.

The Company’s foreign subsidiary maintains various lines of credit with two separate financial institutions.  In April 2008, these lines were increased from 1,750,000 Euros to 2,000,000 Euros.  The borrowings under most of these lines of credit are guaranteed by specific foreign accounts receivable and inventory.  These lines of credit were granted in August 2007 and there are no restrictive covenants or subordination clauses.  As of March 31, 2008 there was outstanding 918,790 Euros and no funds were outstanding as of June 30, 2007.

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

Capital expenditures for the first nine months of Fiscal Year 2008 were approximately $141,200, consisting mainly of tooling expenditures related to the redesign, development and production of new imaging products.  The Company expects to continue to finance any future capital requirements principally from internally generated funds.  The total amount of capital expenditures is not limited under the Company’s new Revolving Credit and Term Loan Agreement.

The Company’s operating cash flows in previous fiscal years generally have been positive; however, the Company is dependent upon its Revolving Credit and Term Loan Agreement and its foreign lines of credit to continue to finance its ongoing operations.  The Company expects its worldwide working capital requirements will continue to be financed by operations, both in the United States and Italy, and from borrowings on the Revolving Credit and Term Loan Agreement and the foreign lines of credit.  It is believed that the Revolving Credit and Term Loan Agreement and foreign lines of credit are sufficient to finance the Company’s ongoing worldwide working capital requirements for the foreseeable future, based upon existing sales levels.  The Company currently believes that there are no significant trends, demands, commitments or contingencies, other than an unexpected material adverse conclusion to an ongoing environmental litigation case, the dispute with its Canadian distributor, or any other pending litigation, which are reasonably likely to result in a significant increase or decrease in its liquidity or capital resources within the foreseeable near-term future.  As of March 31, 2008, the Company had available $496,712 of unused credit under the Revolving Credit and Term Loan Agreement.  As of May 2, 2008, the Company had available $620,804 of unused credit under the Revolving Credit and Term Loan Agreement.  The Company also had the ability to borrow on its foreign lines of credit from the generation of any new sales and inventory purchases.  No assurances can be given that the Company will have sufficient cash flow in the long term.

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

Nine Months Fiscal 2008 Versus Nine Months Fiscal 2007

Sales increased approximately $4.2 million or 20.3%, between the Fiscal 2007 and Fiscal 2008 nine-month comparable periods, principally due to increases in volume.  Approximately $6.5 million of this increase can be attributed to the worldwide sales of the three-dimensional dental x-ray imaging systems manufactured by QR in Italy.  Prior to the purchase of QR, the Company was the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for QR’s three-dimensional x-ray imaging system.  The Company sells this product into both the dental and medical ENT markets.  The Company’s veterinary products business decreased approximately 44%, mainly due to lower than anticipated demand for the very specialized digital equine systems and general purpose analog x-ray systems designed for general veterinary applications.  There is a continuing strong demand for the Company’s two-dimensional filmless digital dental radiography system and veterinary and human sales remained relatively constant in the current nine-month period compared to the previous year.  The Company’s other dental x-ray systems showed a decrease of 8% in the current nine-month period as intra-oral x-rays have become a commodity product.  The Company’s analog film processor business showed a slight decrease of approximately 4% in the current nine-month period, due to the transition from analog to digital imaging processing.  US health-care professionals continue to migrate to digital imaging equipment which the Company also supplies.  The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products, resulting in a 19% increase in international sales, generated from the United States, between the periods.

Gross profit as a percent of sales increased 5.4 percentage points between the Fiscal 2007 and Fiscal 2008 nine-month comparable periods.  This increase can mainly be attributed to the profit margins realized from QR, offset by increases in freight charges due to the increase in fuel costs.

Selling, general, and administrative costs increased approximately $4.16 million or 58%, between the Fiscal 2007 and Fiscal 2008 nine-month comparable periods.  Approximately $2.7 million of this increase is due to operating costs in Italy associated with the acquisition of QR.  Included in the Italian operation’s costs is approximately $300,000 to increase the allowance for doubtful accounts related to receivables acquired as part of the acquisition. The balance of this increase is attributable to the US operations, including:  (1) an approximate $775,000 increase in general and administrative costs, which includes (a) costs associated with the Company’s initial compliance with Section 404 of the Sarbanes-Oxley Act of 2002, (b) increased professional fees related to the legal and tax consolidation of the European operations, and (c) approximately $400,000 to increase the US allowance for doubtful accounts due to a delinquent Canadian distributor; (2) approximately a $256,000 increase in technical support costs related to the new digital equipment the Company is selling that require a devoted infrastructure support system including installation and hardware and software training;  (3) an increase in marketing and sales costs of approximately $440,000 in the current nine-month period due to (a) the Company’s continued aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment, including attendance at several large international trade shows, development of new marketing and advertising materials including a redesigned website, and the related travel expenses, (b) the worldwide introduction of the Company’s new vertical three-dimensional CBCT scanner, (c) pursuing various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets, (d) an increase in general operating expenses based on increased sales levels; and  (4) costs associated with the development and growth of a new distinct distribution channel to implement various methods to increase sales levels.  Included in the Fiscal Year 2007 nine-month period is the write-off of certain deferred financing costs incurred in the previous fiscal year as the Company chose not to utilize that lender.

Amortization of intangibles increased $714,077 or 100% and resulted from the amortization of the other intangibles created from the acquisition of QR.  Prior to April 2007, the Company did not have any such intangibles.

Research and development costs increased approximately $957,800, or 177%, between the Fiscal 2007 and Fiscal 2008 nine-month comparable periods.  The Company’s research and development efforts and technologies were significantly enhanced by the acquisition of QR.  Most of this increase is due to research and development efforts in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements.  Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  Research and development costs may increase over the next several years as the Company evaluates its strategy to develop and market additional high tech digital products.  The Company has integrated its research and development between both locations.

For the nine-month period ended March 31, 2008, the gain on foreign currency transactions amounted to $2,088,024.  This gain is an unrealized non-cash foreign currency gain on the US dollar denominated intercompany note and recorded by QR.  A deferred tax liability has been recorded in Italy for this unrealized gain, in accordance with local laws.  There was no foreign currency gain or loss recorded in the nine- month period ended March 31, 2007.

For the nine-month period ended March 31, 2008, net interest expense was approximately  $714,000.  For the nine-month period ended March 31, 2008, net interest income was approximately $70,400.  There was minimal interest income in Fiscal Year 2008.  The decrease in interest income is due to the utilization of all cash raised from the private placements in Fiscal Years 2007 and 2006 for the acquisition of QR in April 2007.  There was approximately $734,000 of interest expense in the current nine-month period, compared to approximately $106,000 in the comparable period in the prior year.  The current nine-month period had approximately $6.5 million more in average borrowings on the senior secured debt and foreign lines of credit, and had a slightly higher average interest rate.  The significant increase in borrowings was used to fund a portion of the purchase price of QR and to provide continued working capital for the growth of the new digital imaging product lines.

The Company made several small state tax payments in the US in the nine-months ended March 31, 2008, based on the consolidated loss from operations and made the required national and local tax payments in Italy for calendar years 2006, 2007 and 2008, based on the foreign operations, as required by local law.  The Company recorded a provision for taxes on QR’s operations at the combined required statutory tax rate.  The Company has a deferred tax asset of approximately $834,000, all of which relates to its foreign operations.  The Company increased its valuation allowance on the US portion of its deferred tax asset by approximately $680,000 in the second quarter of the current Fiscal Year, as it does not believe that it is more likely than not that it will be able to utilize these prior year operating loss carry forwards based on the recent losses and anticipated market conditions.  The Company has accounted for the recently enacted Italian Finance Bill of 2008 which reduced the overall tax rate from 37.25% to 31.4%, and accordingly decreased its foreign deferred tax asset by approximately $100,000 in the second quarter of the current Fiscal Year.  The decrease in the deferred tax asset as well as the increase in the valuation allowance has been reflected as part of the tax provision in the accompanying financial statements.  The Company’s foreign operations recorded a deferred tax liability of approximately $643,000 related to the considerable unrealized exchange gain on the intercompany note denominated in US dollars, as it will only be taxed when realized and when repayment is made.  The Company had approximately $7.7 million in federal net operating loss carryforwards, and approximately $12.4 million in state net operating loss carry forwards, as of March 31, 2008.

Third Quarter Fiscal 2008 Versus Third Quarter Fiscal 2007

Sales for the third quarter fiscal year 2008 were $8.56 million, an increase of approximately $1.4 million, or 20.2% compared to the third quarter fiscal 2007, principally due to increases in volume.  Approximately $2.97 million of this increase can be attributed to the worldwide sales of the three-dimensional dental x-ray imaging systems manufactured by QR in Italy.  Prior to the purchase of QR, the Company was the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for QR’s three-dimensional dental x-ray imaging system.  The Company sells this product into both the dental and medical ENT market.  The Company’s veterinary products business decreased considerably due to lower than anticipated demand for the very specialized digital equine systems and general purpose analog x-ray systems designed for general veterinary applications.  There was a decrease for the Company’s two-dimensional filmless digital dental radiography system as the Company continues to transition to a direct sell sales force, from a dealer specific sales force.  The Company’s other dental x-ray systems showed a slight decrease in the current quarter as intra-oral x-rays have become a commodity product.  The Company’s analog film processor business showed a decrease of approximately 7% in the current quarter, due to the transition from analog to digital imaging processing.  US health-care professionals continue to migrate to digital imaging equipment that the Company also supplies.  The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products, resulting in a 23.7% increase in international sales, generated from the United States, between the periods.

Gross profit as a percent of sales increased 6.8 percentage points between the third quarter Fiscal 2007 and the third quarter Fiscal 2008 comparable periods.   This increase can mainly be attributed to the profit margins realized from QR.

Selling, general, and administrative costs increased approximately $1.9 million or 71%, between the third quarter Fiscal 2007 and the third quarter Fiscal 2008.  Approximately $1.35 million of this increase is due to operating costs in Italy associated with the acquisition of QR.  Included in the Italian operation’s costs is approximately $300,000 to increase the allowance for doubtful accounts related to accounts receivables acquired as part of the acquisition.  The balance of this increase is mainly due to increases in general and administrative costs as marketing and technical support were fairly constant between the two periods.  The increase in general and administrative costs is attributable to (1) approximately $400,000 to increase the US allowance for doubtful accounts due to a delinquent Canadian distributor, (2) the expensing of stock options issued in Fiscal Year 2007, that fully vested in the current quarter, and (3) costs associated with the Company’s initial compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization of intangibles in the third quarter Fiscal 2008 compared to the prior year increased $314,482 or 100% and resulted from the amortization of the other intangibles created from the acquisition of QR.  Prior to April 2007, the Company did not have any such intangibles.

Research and development costs increased approximately $328,300, or 195%, between the third quarter Fiscal 2007 and third quarter Fiscal 2008.  The Company’s research and development efforts and technologies were significantly enhanced by the acquisition of QR.  Most of this increase is due to research and development efforts in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements.  Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  Research and development costs may increase over the next several years as the Company evaluates its strategy to develop and market additional high tech digital products.

For the third quarter Fiscal 2008, the gain on foreign currency transactions amounted to $992,678.  This gain is an unrealized non-cash foreign currency gain on the US dollar denominated intercompany note and recorded by QR.  A deferred tax liability has been recorded in Italy for this unrealized gain, in accordance with local laws.  There was no foreign currency gain or loss recorded in the three month period ended March 31, 2007.

For the third quarter Fiscal 2008, net interest expense was approximately $220,000.  For the third quarter Fiscal 2007, net interest income was approximately $13,500.  There was minimal interest income in the third quarter Fiscal 2008 compared to approximately $53,000 in the third quarter Fiscal 2007.  The decrease in interest income is due to the utilization of all cash raised from the private placements in Fiscal Years 2007 and 2006 for the acquisition of QR in April 2007.  There was approximately $225,000 of interest expense in the current third quarter, compared to approximately $39,500 in the comparable period in the prior year.  The current quarter had approximately $6.0 million more in average borrowings on the senior secured debt and foreign lines of credit.  The significant increase in borrowings was used to fund a portion of the purchase price of QR and to provide continued working capital for the growth of the new digital imaging product lines.

The Company made several small state tax payments in the US in the third quarter Fiscal 2008, based on the consolidated loss from operations and made the required national and local tax payments in Italy for Fiscal Year 2008, based on the foreign operations, as required by local law.  The Company recorded a provision for taxes on QR’s operations at the combined required statutory tax rate.  The Company has a net deferred tax asset of approximately $834,000, all of which relates to its foreign operations.  The Company’s foreign operations recorded a deferred tax liability of approximately $643,000 related to the sizeable unrealized exchange gain on the intercompany note denominated in US dollars, as it will only be taxed when realized and when repayment is made.  The Company had approximately $7.7 million in federal net operating loss carry forwards, and approximately $12.4 million in state net operating loss carry forwards as of March 31, 2008.

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

Accounts Receivable
The Company reports accounts receivable net of reserves for doubtful accounts.  Credit is extended to worldwide distributors on varying terms from letters of credit to between 30 and 90 days.  The reserve for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and is based upon continual analysis of the accounts receivable aging, including credit risk of specific customers, historical trends and other related information.  The Company writes off accounts receivable when they are determined by management to be uncollectible.  There have been no significant changes in the computation methodology of the reserve for doubtful accounts in the past three years and prior to the current quarter, the Company had not had any significant bad debt write-offs.  In the quarter ended March 31, 2008, the Company increased its allowance for doubtful accounts by $700,000 to include anticipated losses from accounts receivables acquired as part of the acquisition of QR in April 2007, and a delinquent Canadian distributor. The allowance for doubtful accounts is based on the Company’s continued analysis of aged accounts receivable.  Management believes that any potential risk associated with the estimate of reserve for doubtful accounts is therefore limited.

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

Deferred Tax Asset and Income Taxes
Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  Any changes in tax laws which affect the effective tax rates will affect the deferred tax asset and will be reflected in the accompanying current tax provision.  The Company records a valuation allowance to reduce its tax asset when it is more likely than not that a portion of the amount may not be realized.  The Company estimates its valuation allowance based on an estimated forecast of its future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on the deferred tax asset and operating results could be affected.  In reviewing the valuation allowance, the Company considers future taxable income and determines whether it is more likely than not that a portion of the deferred tax asset will be realized.  Changes in these circumstances, such as an increase or decline in estimated future taxable income, would result in a re-determination of the valuation allowance.  In the second quarter Fiscal Year 2008, the Company increased its valuation allowance on the US portion of its deferred tax asset by approximately $680,000, as it does not believe that it is more likely than not that it will be able to utilize these prior year operating loss carry forwards based on the recent losses and anticipated market conditions. The Company has recorded deferred tax assets and liabilities associated with its foreign operations.  Certain tax assets were acquired upon the acquisition of QR in April 2007 and primarily relate to the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

Goodwill and Other Intangibles
Prior to April 2007, the Company did not have any long-lived assets or goodwill.  Long-lived assets held for use by the Company will be reviewed for impairment whenever circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable.  The Company will also perform ongoing impairment analysis on intangible assets related to technology.  Determination of whether impairment exists will be based upon comparison of the identifiable cash flows of the assets to the carrying values of the respective assets, and if impaired the value of the asset will be reduced.  Goodwill is not amortized, but will be tested for impairment on an annual basis each June 30th, or whenever circumstances or events indicate that the carrying amount may not be recoverable.  The impairment tests will be based on a comparison of the fair value of the reporting unit to the carrying value of the reporting unit.  Any identified impairment will result in a charge to reduce the carrying value of the associated goodwill.  Goodwill and intangibles have been recorded on QR’s books in Euros in accordance with generally accepted accounting principles as applied in the United States, and therefore, their historical carrying values are subject to fluctuations in the US dollar/Euro exchange rates.

Litigation and Contingencies
The Company is party to lawsuits arising out of its operations.  The Company records a liability when it is probable and can be reasonably estimated.  The Company believes it has properly estimated its potential litigation liability in the past; however, court decisions and/or other unforeseen events could cause liabilities to be incurred in excess of estimates.

Exchange Rates and Currency Conversion
The US dollar is the Company’s reporting currency; its functional currency depends on the country of operation.  For the nine-months ended March 31, 2008, a significant amount of revenues and expenses were denominated in Euros.  During this period the US dollar/Euro exchange rate has continued to significantly fluctuate.  The amounts for Fiscal Year 2007 were not significant as QR was acquired in April 2007 and the rates did not fluctuate significantly between the acquisition date and June 30, 2007.  The Company has recorded the intangibles related to the acquisition of QR in Euros, and therefore, the gross carrying amount of these intangibles will fluctuate with changes in the US dollar/Euro exchange rate.  The Company has established an intercompany note related to the acquisition of QR denominated in US dollars, and therefore there is an unrealized gain or loss recorded on this note as the US dollar/Euro exchange rates fluctuate.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings and cash flows are subject to changes in interest rates (short-term prime based interest rates) primarily from its borrowings under its senior debt and foreign lines of credit.  The interest rate on the term loan is fixed; however the interest rate on the revolving line varies with the prime rate of interest.  The Company’s foreign borrowings vary with Euribor.  A hypothetical, instantaneous increase or decrease of one percentage point in the prime rate of borrowing would change interest expense by $30,000 for twelve months, assuming that the entire revolving line was utilized.  Therefore, the Company does not believe that it is materially exposed to changes in interest rates.  The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Prior to April 2007, the Company’s earnings and cash flows were subject to changes in interest rates associated with U.S. Treasury Notes and U.S. Treasury Bills.  As the Company used its excess cash for the purchase of QR in April 2007 and no longer maintains any significant cash balances, the Company does not believe that they are materially exposed to market rate volatility.

The Company’s earnings and cash flows are subject to foreign currency exchange rate risk, specifically the Euro/Dollar.  The Company does not believe that it is materially exposed to foreign currency exchange rate risk due to the volume of purchases in foreign currency relative to purchases in the functional currency; however, the relative strength of the Dollar to the Euro does affect the Company’s gross profit.  The Company continuously monitors all changes in foreign currency and may adjust its pricing to customers to reflect these changes.  The Company had purchased  and settled in Fiscal Year 2007, a Euro hedge contract relative to the acquisition of QR to limit the Company’s exposure to the Euro/Dollar exchange.  As of March 31, 2008, the Company did not have any outstanding hedge contracts.

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company’s Co-Chief Executive Officers and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15 (e) of the Securities Exchange Act of 1934 (the “Act”)).  Based on their review and evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

During the  third quarter ended March 31, 2008, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect, or would be reasonably likely to materially affect, these internal controls, nor were there any significant deficiencies or material weaknesses in these internal controls requiring corrective actions.  As a result, no corrective actions were necessary.

Part II Other Information

Item 1:   Legal Proceedings.

Reference is made to Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

There were several mediation sessions held in early 2008 relating to the environmental claim involving a property in New Jersey owned by the Company between August 1984 and June 1985.  The Company has authorized their attorneys for this matter to proceed with a possible settlement of which the Company’s insurance carrier has agreed to equally share in this proposed settlement.  The next settlement conference is  scheduled for mid-May 2008.

The Company filed a complaint on May 5, 2008 in United States District Court, Southern District of New York, against Genexa Medical, Inc., a Canadian distributor that is past due on amounts owed to the Company.  The complaint seeks damages for unpaid principal, interest and fees.  The Company has recorded a reserve of $395,000, which represents the entire principal balance.

The Company has received notification of a complaint filed in the Superior Court of California, County of Placer, on December 19, 2007.  The Complaint seeks damages in excess of $25,000.  The Company has not yet been formally served with this Complaint.  The Company, through its attorneys, has repeatedly agreed to a settlement, but has not received any further communication.

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

Item 6:__Exhibits.

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
David Vozick
Chairman of the Board,
(Co-Chief Executive Officer)
Secretary, Treasurer
Date: May 15, 2008

/s/ Donald Rabinovitch
Donald Rabinovitch
President
(Co-Chief Executive Officer)
Date: May 15, 2008

/s/ Elise Nissen
Elise Nissen
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 15, 2008