Form 10-K
period 2008-06-30
AFP IMAGING CORP
filed 2008-10-14
CIK 319126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2008
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES (  )    NO (X).

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES (  )    NO (X).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES (X)    NO (  ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer (  )    Accelerated Filer (  )    Non-Accelerated Filer (  )    Smaller reporting company (X)
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES (  )    NO (X).

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2007 was approximately $9,397,316.  On such date, the average closing bid and asked price of the Registrant’s Common Stock, as reported by the OTC Bulletin Board, was $ ..65.

The registrant had 17,928,800 shares of Common Stock outstanding as of October 10, 2008.

The information required by Part III of Form 10-K is incorporated by reference to the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

AFP IMAGING CORPORATION
2008 FORM 10-K

Introductory Note – Forward - Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of AFP Imaging Corporation (collectively with its subsidiaries, “We”, “Our”, “Us” or, the “Company”) or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements.  Forward-looking statements may be identified by terminology such as “may,”  “will,” project,” “plan,” “expect,”  “believe,” “would,” “could,”  “estimate,”  “anticipate,”  “intend,” “continue,”  “potential,”  “opportunity” or similar terms, variations of such terms, or the negative of such terms or variations.  Potential risks, uncertainties and factors include, but are not limited to:
•	adverse changes in general economic conditions;
•	the Company’s ability to repay its debts when due;
•	changes in the markets for the Company’s products and services;
•	the ability of the Company to successfully design, develop, manufacture and sell new products;
•	the Company’s ability to successfully market its existing and new products;
•	adverse business conditions;
•	changing industry and competitive conditions;
•	the effect of technological advancements on the marketability of the Company’s products;
•	the Company’s ability to protect its intellectual property rights and/or where its intellectual property rights may infringe on the intellectual property rights of others;
•	maintaining operating efficiencies;
•	pricing pressures;
•	risk associated with foreign sales;
•	risk associated with the loss of services of the key executive officers;
•	the Company’s ability to attract, train and retain key personnel;
•	difficulties in maintaining adequate short and long-term financing to meet the Company’s obligations, and fund the Company’s working capital operations;
•	changes in the nature or enforcement of laws and regulations concerning the Company’s products, services, suppliers, or the Company’s customers;
•	determinations in various outstanding legal matters;
•	the success of the Company’s strategy to increase its market share in the industries in which it competes;
•	the Company’s ability to successfully integrate the operations of any entity acquired by the Company with the Company’s operations;
•	changes or fluctuations in currency exchange rates and regulations; and
•	other factors set forth in this Form 10-K and from time to time in the Company’s other filings with the Securities and Exchange Commission (“SEC”).

Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-K for the year ended June 30, 2008, and the Company’s other filings with the SEC.  These reports attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition and results of operations and prospects.  The forward - looking statements made in this Annual Report on Form 10-K speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company’s expectations or future events.

PART I

Item 1.  Business.

a) General Development of Business

AFP Imaging Corporation was organized on September 20, 1978 under the laws of the State of New York.  Since then, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating and/or capturing medical and dental diagnostic images.  The products utilize electronic and radiographic technologies, as well as the chemical processing of photosensitive materials.  The Company is ISO 9001/2000 certified.  Medical, dental, veterinary and industrial professionals also use the Company’s imaging products.  The Company distributes in world-wide markets, under various brand names and trademarks, through a network of independent and unaffiliated dealers.  Certain digital imaging products are also sold and distributed by the Company directly to dental and veterinary professional end users.  The Company has one business segment; the manufacture and distribution of medical and dental x-ray imaging equipment and accessories.

The Company’s primary objective is to be a leading provider of cost effective, diagnostic radiographic products for applications in the medical, dental, veterinary and industrial imaging fields.  The Company is concentrating on:
•	continually broadening its product offerings in the transition from x-ray film to electronic imaging,
•	enhancing both its domestic and international distribution channels, and
•	expanding its world-wide market presence in the diagnostic, dental and veterinary imaging fields.

On April 19, 2007, the Company completed the acquisition of Quantitative Radiology srl, an Italian corporation (“QR”), by acquiring all of the outstanding share capital of QR from the shareholders.  QR is a global supplier of state-of-the-art, in-office three-dimensional dental computed tomography (CT).  QR uses an imaging technology that features a cone shaped beam of x-rays (a CBCT scanner).  The Company, prior to April 19, 2007, had acted as QR’s exclusive distributor in North and South America, excluding Brazil.  Funding for the acquisition was principally derived from two sources; the first was the proceeds raised from a private offering of the Company’s common stock to equity investors and the second was a portion of a new senior secured loan facility.  In connection with the acquisition, the Company entered into employment agreements with each of the former shareholders of QR.  Each agreement contains a non-compete clause which prohibits the employee from engaging in activities competitive with the business of QR for a period of five years from the date of termination of employment.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements.  The common stock was issued and sold pursuant to the exemption from registration afforded by Regulation D of the Securities Act.  In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.  The proceeds were used for the purchase of QR.  The Company granted the investors certain registration rights with respect to the resale of the shares acquired and has registered these shares of common stock for resale.

On April 13, 2007, the Company entered into a new senior secured facility (“Revolving Credit and Term Loan“) with ComVest Capital LLC (“Senior Secured Lender”) whereby the Senior Secured Lender agreed to lend the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility.  The term loan bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007; and the revolving loans bear interest at a rate per annum of two percent (2%) plus the prime rate and is payable in full on April 30, 2012.  The Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to ComVest as collateral security for repayment of the loans.  This new senior secured Revolving Credit and Term Loan Agreement replaced the Company’s previous $2.5 million senior secured credit facility, which was due to expire on September 21, 2007.  As part of the transaction, the Company granted to the Senior Secured Lender an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants.  The Company registered the shares of common stock issuable upon exercise of the warrants and conversion of the term note and must use its best efforts to keep the registration statement effective during the applicable registration period.  The Company is presently negotiating with its Senior Secured Lender to modify certain applicable provisions of the Revolving Credit and Term Loan Agreement.

In accordance with the consent of the Senior Secured Lender, since November 2007, the Company has been making principal and interest payments under the term loan and interest payments under the revolver by borrowing additional amounts under the revolver.  As a direct result of the additional borrowings under the revolver to pay the August and September 2008 term loan and revolver charges, the Company’s aggregate outstanding advances under the revolver presently exceed the maximum revolving credit commitment permissible under the Revolving Credit and Term Loan Agreement.  The Company is presently in technical default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum borrowings.  The Company has not received any formal notice of default from the Senior Secured Lender, and is in the process of negotiating with the Senior Secured Lender to modify certain applicable provisions of the Revolving Credit and Term Loan Agreement.

In December 2006, the Company completed the acquisition of a domestic distribution channel for a portion of its digital, dental product line.  This channel will provide the Company with an additional sales and support function and will focus on direct sales to the actual professional end user. The Company will also maintain its historic dealer sales, where applicable.  Digital dental products sold through this channel will also utilize the Company’s various brands.  Evolving market trends, distributor consolidations and competition requires that the Company develop this capability for direct, domestic sales representation.

b) Financial Information about Industry Segments

The Company is engaged in one industry segment; the manufacture and distribution of medical and dental x-ray imaging equipment and accessories.  Prior to July 2001, when the Company sold the assets related to its graphic arts subsidiary, the Company had been engaged in two industry segments, the manufacture and distribution of medical/dental x-ray equipment and accessories, and the manufacture and distribution of graphic arts and film processing equipment.  The Company has agreed not to compete in this same business line of graphic arts film processing equipment for ten years, to expire in July 2011.  The Company’s business segments, until July 2001, were based on significant differences in the nature of the Company’s operations, including distribution channels and customers.  The composition of the current industry segment is consistent with that used by the Company’s management in making strategic decisions.  See Notes to the Consolidated Financial Statements for further discussion of industry segments.

c) Narrative Description of Business

The global medical/dental market has been and continues to be impacted by technological improvements which allow a clinician to increase productivity and offer higher quality treatment to patients.  The Company believes that the high-tech end of this market is growing at a faster pace than the overall medical/dental market and that this trend will continue over time.  Recent technological advancements include three-dimensional radiography and digital radiography.  The Company offers several products in each of these high-tech sub-markets.

Principal Products and Services

Cone Beam CT Scanners – Three Dimensional Imaging
The Company, through QR, its Italian subsidiary, designs, manufactures and distributes a dental CT scanner capable of generating and reconstructing three-dimensional images of the teeth, jaws and surrounding dental anatomy.  For many clinical procedures, it is an important diagnostic improvement over historical two-dimensional film images.  The system utilizes a conical shaped x-ray cone beam (“CBCT”) that rotates around the skull and passes through the teeth, at many angles, thus creating unique, radiographic, dental information that is captured digitally.  A three-dimensional image is then reconstructed from the data.  QR has been providing this technology to world-wide markets for over ten years.  The primary users are dentists, implant specialists, oral surgeons and orthodontists, as well as Ear, Nose and Throat medical specialists.  Three-dimensional imaging offers clinicians vast diagnostic and treatment options which can be seamlessly integrated into routine practices.

The configurations include a horizontal patient table support system that assists positioning for complex cases involving the elderly, the infirmed or small children, a vertical, standing CBCT model where a patient can be seated or standing upright during the examination, and a mobile vertical CBCT model which is used in customized vans to provide a mobile imaging center. The vertical model also provides user flexibility for smaller examination rooms.  The Company completed the acquisition of QR on April 19, 2007.

Digital Dental and Large Body Digital Imaging Systems – Two Dimensional Imaging
The Company manufactures, distributes and services film-less, digital radiography sensors in various image format sizes, utilizing x-rays and electronic imaging applications. The equipment generates and captures two dimensional, dental x-ray images with these sensors, in place of film, and then displays the image in digital format.  The Company markets the film-less digital radiography sensors under the trademark “EVA” and has dental and veterinary applications. Digital radiographic systems, referred to as DR Systems (direct radiography), have practical applications in both human and companion animal diagnostics.  Veterinary dentistry has become an important discipline and treatment procedure.

DR systems can be either “postage stamp size,” larger for equine applications or in the largest format to be installed in x-ray tables for companion animal (pets) whole body examinations.  The primary benefit for the professional is the improved display of diagnostic information, clinical efficiency and the flexibility of electronic radiographs for referrals and storage.

Dental X-Ray Systems
The Company distributes digital and analog dental x-ray machines, manufactured by others.  The Company has the exclusive distribution rights in the North American markets for a well established, European-designed, intraoral dental x-ray and a panoramic/cephalometric dental x-ray unit. The latter provides, all in one view, a full format image for the diagnosis of the entire upper and lower dental arches and jaws.  These dental products are supplied to the market with a digital, filmless x-ray sensor that is compatible with various software applications.  Panoramic units are typically used by dentists, orthodontists, oral surgeons, and endodontists for specific patient treatment plans where three dimensional imaging is not required.  Installed equipment utilizes analog x-ray film that can be developed in the Company’s well established line of processors.

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

Patents and Trademarks

The Company presently holds or has licensed a number of domestic and foreign utility patents, which the Company believes are material to the technology used in its products.  The Company’s intellectual property includes several patents obtained in connection with prior acquisitions.  The Company is not aware of any patents or other intellectual property held by others that conflict with the Company’s current product designs.  However, there can be no assurance that infringement claims will not be asserted against the Company in the future.  Patent applications have been filed where appropriate.  The Company owns several domestic and foreign trademarks, which it uses in connection with the marketing of its products, including:  AFP Imaging, DENT-X, ENDOS, EVA, NewTom, VetTek and DIGI-VET, among others.  The Company believes that these utility patents and trademarks are important to its operations and the loss or infringement by others of or to its rights to such patents and trademarks could have a material adverse effect on the Company.  Even with the patent rights for the Company’s products, the Company’s technology may not preclude or inhibit competitors from producing products that have substantially similar performance specifications as the Company’s products.

The Company has agreed to pay a nominal royalty on the domestic sales of its digital dental systems to a third party under a license for the use of the third party’s software format for the computer display of such images.  The Company also has agreed to pay a royalty to a third party on the worldwide sales of its digital dental sensors, under a license to use certain technology developed and owned by the third party and utilized in the sensor’s internal operations.  The Company is dependant to some degree on this third-party license, and the loss or inability to replace this license could result in increased costs as well as substantial delays or reductions in product shipments.  This license agreement was recently renewed with similar terms and conditions. The principal technology applied to the construction of the Company’s other products may be considered proprietary.

Research and Development

The amounts spent by the Company during each of the Company’s last two fiscal years on primary research activities relating to the development of new equipment and the improvement of existing products, all of which was Company sponsored, are as follows:

Year Ended June 30,
2008	2007
$1,968,478	$1,021,766

The Company conducts research and development activities internally in its Elmsford, New York facility as well as in its Verona, Italy facility, and contracts out certain projects to qualified vendors and external consultants, as needed.  The Company’s research and development efforts and technologies were significantly enhanced by the acquisition of QR on April 19, 2007.  The Company’s main focus is to continue to develop products that offer diagnostic treatment options that offer user comfort and are competitively priced.  The Company has integrated its research and development between both locations.

Raw Materials

The Company manufactures and assembles its products at its facilities in Elmsford, New York and Verona, Italy, both of which are ISO 9001/2000 (International Standards Organization) certified.  The Company’s products are manufactured from parts and components obtained from numerous unaffiliated suppliers and/or fabricated internally.  In most cases, the Company does not utilize any unique processes, nor does it traditionally have difficulties in obtaining raw materials in the manufacture of its products.  The Company owns proprietary designs and tooling to produce the digital x-ray sensors and other components that are in the physical possession of vendors.  Although the Company anticipates that an adequate commercial supply of necessary raw materials and components will remain available from various sources, the loss of the Company’s relationship with a particular supplier could result in productions delays due to the time required to reproduce the proprietary component or designs elsewhere. Such losses could materially adversely affect the Company’s long term business.

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

Sales, Marketing and Distribution

The Company’s manufactured and outsourced products are distributed both domestically and internationally to end users and independent medical and dental dealers or distributors.  Regional managers oversee worldwide sales professionals. The Company has spent significant time and resources to emphasize AFP Imaging’s leading role in the high-tech three-dimensional diagnostic imaging market.

The Company conducts worldwide marketing and regional sales efforts through trade show attendance and promotion, which are important forums for raising brand and name awareness, as well as new product introduction.  The Company advertises in domestic and international trade journals, business publications, and professional organizations, provides sales support and literature, prepares technical manuals and conducts customer education and training programs in order to promote its products.  In addition, the Company participates in domestic and international technical support for its products.  The Company maintains a web site (www.afpimaging.com), which provides an easy-to-navigate, on-line information resource that includes Company information, product descriptions and extensive technical specifications and information.

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

The Company is also subject to other international, federal, state, and local laws, regulations and recommendations relating to safe working conditions and manufacturing processes.  The Company believes it is in compliance with all such rules.

International sales of our products are subject to the regulatory agency product registration requirements of each country in which the Company’s products are sold.  The regulatory review process varies from country to country.  The Company typically relies on its distributors in foreign countries to obtain the required regulatory approvals.

Product Liability Exposure

The Company’s business involves the inherent risk of product liability claims.  The Company currently maintains general product liability insurance as well as an umbrella liability policy, which the Company believes are sufficient to protect the Company from any potential risks to which it may be subject.  However, there can be no assurances that product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at a reasonable cost.  See Item 3. Legal Proceedings, for further discussion of outstanding product liability claims.

Customers

In the Company’s fiscal years ended June 30, 2008 (“Fiscal Year 2008”), 2007 (“Fiscal Year 2007”) and 2006 (“Fiscal Year 2006”), there were no sales to any one customer which accounted for 10% or more of the Company’s total consolidated sales.  Management believes that the loss of any one customer would not have a materially adverse effect on the Company’s consolidated business.

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

The Company also competes in the dental imaging market on the basis of its proprietary and patented technologies.  Certain competitors have significantly greater resources and revenues in electronic digital imaging technologies and more expertise in software development utilized in dental imaging products.

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

While the Company believes its products are competitive in terms of capabilities, quality and price, increased competition in the marketplace could have an adverse effect on the Company’s business and, recent business mergers and acquisitions may potentially adversely affect the Company’s business.  Many of the Company’s competitors are much larger with significantly greater financial capitalization, sales, marketing and other resources than those of the Company.  There can be no assurance that these competitors are not currently developing or will attempt to develop new products that are more effective than those of the Company or that might render the Company’s products noncompetitive or obsolete.  No assurances can be given that the Company will be able to compete successfully with such competitors in the future.

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

Employees

As of June 30, 2008, the Company employed 122 people on a full-time basis, world-wide.  The Company has no collective bargaining agreements and considers its relationship with its employees to be satisfactory.  The Company’s Italian subsidiary conforms to their statutory, Italian labor regulations, which includes a mandatory severance indemnity.  All Italian employees are entitled to an indemnity upon termination of their employment relationship for any reason.  The respective benefit accrues to each employee on a pro-rata basis during their employment period and is based upon their respective salary.  The vested benefit payable accrues interest.

Item 1A.  Risk Factors.

Not Applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our executive office and United States manufacturing facility is located in Elmsford, New York.  This facility, which comprises approximately 47,735 square feet, is subject to a lease, which was renewed in June 2008 and expires on December 31, 2019. The current rental is $525,085 per year, increasing through the lease term to $644,423, plus increases for real estate taxes, utility costs and common area charges.  We believe our facility is well maintained, in good operating condition and sufficient to meet our present and anticipated needs.  We have a manufacturing facility located in Verona, Italy.  This facility, which comprises approximately 11,000 square feet, is subject to a lease expiring on November 14, 2015, with a current rental of approximately Euro 122,000 plus VAT per year.  We believe our facility is well maintained, and in good operating condition.  We also maintain a small technology facility in Verona, Italy, with a current rental of Euro 39,000 plus VAT per year.  This facility is subject to a lease which expires in September 2013.  We also maintain a small sales and marketing facility in Roswell, Georgia, which is subject to a lease expiring on April 30, 2009.

Item 3.  Legal Proceedings.

The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985.  This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey.  The Company maintains that its waste materials were of a general commercial nature. This claim was originally filed in 1998 by the federal government in United States District Court for the District of New Jersey, Newark Vicinage, citing several hundred other third-party defendants.  The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit.  The Company's claimed liability was potentially assessed by the plaintiff at $150,000.  The Company has joined, along with other involved defendants in an alternative dispute resolution (ADR) process for smaller claims.  On May 7, 2008, a tentative mediated settlement was reached by all parties, and the Consent Decree memorializing the settlement is being negotiated by the governments and each group’s liaison counsel and is presently scheduled to be finalized by December 2008.  The Company’s share is $82,880 of which the Company’s insurance carrier has agreed to pay 50% of the settlement offer.  The Company cannot, at this time, assess the amount of liability that could result if this settlement is not finalized.  The Company’s insurance carrier has agreed to equally share with the Company the defense costs incurred in this environmental claim.

On May 5, 2008, the Company and Dent-X International, Inc. commenced litigation in the United States District Court, Southern District of New York, against Genexa Medical, Inc. (“Genexa”) to recover $394,609 for goods sold and delivered to Genexa during the period from December 11, 2007 through March 13, 2008, after Genexa failed and refused to pay the amount due.  On June 27, 2008, Genexa filed an Answer and Counterclaims alleging several causes of action which are potentially material.  Although the Company intends to vigorously defend all such counterclaims, a determination as to the likelihood of Genexa prevailing on the merits with respect to such counterclaims is premature as of the date hereof.  The case was scheduled for an initial conference before Judge Charles L. Brieant on July 25, 2008, but Judge Brieant recently passed away and the case will be reassigned.

The Company has received notification of a customer complaint filed in the Superior Court of California, County of Placer, on December 19, 2007.  The Complaint seeks damages in excess of $25,000.  The Company has not been formally served with this Complaint.  The Company, through its attorneys, has repeatedly agreed to a settlement, but has not received any further communication.

The Company is involved in two product liability insurance claims, however, to date, no lawsuits have been filed.  The Company maintains that its equipment was not the cause of the respective incidents or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in these matters.  The Company does not believe that the final outcome of either of these matters will have a material adverse effect on the Company.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock, par value $.01 per share (the “Common Stock”), is the only class of the Company’s common equity securities outstanding and is quoted on the OTC Bulletin Board under the trading symbol “AFPC.OB.”

The market for the Common Stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the range of the closing high and low bid information for the Common Stock for each quarterly period during the Company’s last two fiscal years.  These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$1.72	$1.20	$2.44	$1.60
Second Quarter	1.62	.62	1.87	1.30
Third Quarter	.81	.37	1.80	1.32
Fourth Quarter	.57	.22	2.15	1.63

Holders

As of October 10, 2008, we had approximately 295 shareholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency).

Dividends

No cash dividends have been declared on the Common Stock to date and the Company does not anticipate the payment of dividends for the foreseeable future.  The Board of Directors will have the sole discretion in determining whether to declare or pay dividends in the future.  The declaration of dividends will depend on the profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.  In addition, provisions contained in the existing credit facility and financing arrangements places certain restrictions on the Company’s ability to declare and make any cash dividends.  The Company currently does not have a set policy with respect to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of June 30, 2008:
▪
the number of shares of the Common Stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company’s shareholders and those granted under plans, including individual compensation contracts, not approved by the Company’s shareholders (column A),

▪	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and
▪	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	865,900	$.91	500,500

Warrants issued to a financial advisor (2)	50,000	$1.98	N/A

Warrants issued to ComVest Capital, LLC (3)	800,000	$2.02	N/A

Equity compensation plans not approved by security holders	0	0	0

Total	1,715,900	$1.46	500,500

1.	The equity compensation plans approved by the security holders are the Company’s 2004 Equity Incentive Plan and the 1999 Stock Option Plan.
2.	These warrants were issued to our investment banker in March 2006 in connection with advisory services rendered to the Company.
3.	These warrants were issued to our senior secured lender in April 2007 in connection with the Revolving Credit and Term Loan Agreement.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.  This discussion may contain certain forward-looking statements based on current expectations that involve risks and uncertainties.  Actual results and timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth elsewhere in this report.  Except as otherwise indicated, all amounts are reported in U.S. dollars ($).

Capital Resources and Liquidity

The Company’s working capital at June 30, 2008 decreased by approximately $10.99 million from June 30, 2007.  This decrease is principally due to the loss from operations in Fiscal Year 2008 and an increase in current debt of approximately $8.0 million.  The Company believes that current worldwide economic conditions have significantly delayed the purchasing decisions for high end, high tech products, and therefore sales did not reach the originally forecasted levels.  The Company had to rely on short-term borrowing lines of credit to continue to fund working capital operations and maintain brand and name awareness in the medical/dental market.  The Company also reclassified debt from the Senior Secured Lender as a current liability as of June 30, 2008 as described in Note 4 of the consolidated financial statements.

Operating cash flows were much lower in the 12 months ended June 2008 compared to June 2007 principally due to the loss from operations, which is mainly attributable to increased marketing, sales and administrative costs related to the support and distribution of the Company’s high-tech products, the strong Euro in relation to the U.S. dollar, and increased amortization costs related to the intangibles associated with the acquisition of QR in April 2007, and increased fuel costs.  These expenses related to new and existing products and the development of various new distribution channels to continue to advance sales growth.  These factors caused the Company to utilize its cash resources, resulting in increased borrowings on the revolver portion of the domestic credit facility and the foreign lines of credit.  The Company requires advance deposits from its customers on the new-high dollar valued equipment prior to shipment.  The Company has neither changed its payment policies to its vendors nor revised its payment terms with its customers.

The decrease in current assets is mainly due to: (1) the Company’s increase in its valuation allowance on the U.S. portion of its deferred tax asset and (2) an increase in the allowance for doubtful accounts (approximately $790,000), which included a Canadian distributor in arrears and foreign accounts receivable acquired in April 2007 as part of the acquisition of QR, which have now been deemed uncollectable. The significant increase in current liabilities is mainly due to (1) an increase in current borrowings both in the U.S. and Italy to fund working capital operations, including a reclassification of long-term debt to current liabilities as discussed above, (2) an increase in accounts payable and accrued expenses, based on scheduled deliveries of inventory, and (3) the recording of deferred revenue related to specific contractual arrangements for certain equipment in accordance with Generally Accepted Accounting Principles as applied in the U.S.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000.  The Company has registered these shares for resale.  The common stock was issued and sold pursuant to the exemption from registration pursuant to Regulation D of the Securities Act.  In connection with the transaction, the Company paid the placement agent a five percent fee.  The net proceeds were used to fund a portion of the purchase price of QR, which was completed on April 19, 2007.

On April 13, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with the Senior Secured Lender, whereby the Senior Secured Lender agreed to lend the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility.  The term loan bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007 in 53 equal monthly installments of $92,592.60 with a final balloon payment of all remaining amounts due there under on April 30, 2012.  The term loan is further subject to mandatory prepayment to the extent of 50% of proceeds received by the Company in connection with the sale of its capital stock unless such proceeds are utilized to acquire another business.  The revolving loans bear interest at a rate per annum of two percent (2%) plus the prime rate and is payable in full on April 30, 2012, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum “borrowing base” limitations, and has certain reporting requirements.  This senior secured Revolving Credit and Term Loan Agreement replaced the Company’s previous $2.5 million senior secured credit facility, which was due to expire on September 21, 2007.  The proceeds were used to fund a portion of the purchase price of QR srl, and for ongoing working capital requirements.

In accordance with the consent of the Senior Secured Lender, since November 2007, the Company has been making principal and interest payments under the term loan and interest payments under the revolver by borrowing additional amounts under the revolver.  As a direct result of the additional borrowings under the revolver to pay the August and September 2008 term loan and revolver charges, the Company’s aggregate outstanding advances under the revolver presently exceed the maximum revolving credit commitment permissible under the Revolving Credit and Term Loan Agreement.  The Company is presently in technical default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum borrowings.  The Company has not received any formal notice of default from the Senior Secured Lender, and is in the process of negotiating with the Senior Secured Lender to modify certain applicable provisions of the Revolving Credit and Term Loan Agreement.

Both loans are subject to mandatory prepayment in full in the event of certain events deemed to be a “sale”, including but not limited to merger, sale of assets or change in control.  The term loan is convertible by the Senior Secured Lender at any time into shares of Common Stock at a conversion price of $2.37 per share.  The term loan is convertible at the Company’s option upon the satisfaction of certain conditions, including a reported trading price equal to 175% of the conversion price, the common stock being traded on NASDAQ, and a certain minimum trading volume, among others.  In addition, the Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to the Senior Secured Lender as collateral security for repayment of the loans.  Further, each subsidiary agreed to guaranty performance of all of the Company’s obligations to the Senior Secured Lender.

As part of the transaction, the Company granted to the Senior Secured Lender an aggregate of 800,000 warrants to purchase shares of Common Stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants.  The Company registered the shares of common stock issuable upon the exercise of the warrants and conversion of the term note and must use its best efforts to keep the registration statement effective during the applicable registration period.

The Company’s foreign subsidiary maintains various lines of credit with two separate financial institutions.  In April 2008, these lines were increased from 1,750,000 Euros to 2,000,000 Euros.  The borrowings under most of these lines of credit are guaranteed by specific foreign accounts receivable and inventory.  These lines of credit were granted in August 2007 and there are no restrictive covenants, subordination clauses or corporate guarantees.  As of June 30, 2008, there was 1,652,712 Euros outstanding in connection therewith.  The Company’s foreign subsidiary has failed to make payment with respect to certain invoices payable to one of these financial institutions pursuant to a line of credit agreement.  The lender has notified QR that such invoices are past due, but has taken no further action at the present time in respect thereof.

Capital expenditures for Fiscal Year 2008 were approximately $201,800, consisting mainly of tooling expenditures related to the redesign, development and production of new imaging equipment, and leasehold improvements related to a new engineering office in Italy.  The Company purchased a new telephone system for its domestic operations which has been recorded as a capital lease.  The Company expects to continue to finance any future capital requirements principally from internally generated funds.  The total amount of capital expenditures is not limited under the Company’s Revolving Credit and Term Loan Agreement.

The Company is dependent upon its Revolving Credit and Term Loan Agreement with the Senior Secured Lender, its foreign lines of credit, and continued minimum sales levels to finance its ongoing operations.  As of June 30, 2008, the Company had available approximately $430,000 of unused credit under the Revolving Credit and Term Loan Agreement.  Currently, as described above, there is no unused credit balance.

The Company presently believes that the Revolving Credit and Term Loan Agreement and foreign lines of credit may not be sufficient to finance the Company’s ongoing worldwide working capital requirements for the next twelve months. The Company has instituted cost cutting measures to reduce its cash requirements.  The Company is also currently in the process of seeking out additional financing alternatives, including potential private equity sales of its securities as well as the possibility of increasing or extending its line of credit with the Senior Secured Lender.  There can be no assurance that the Company will be able to obtain any such financing upon favorable terms to the Company, or at all.  In the event that the Company is unable to secure sufficient financing to maintain its operations, its business and financial condition could be materially adversely affected.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments regarding this uncertainty.  The Company’s independent registered public accounting firm has included a going concern explanatory paragraph in its audit report for the period ended June 30, 2008.

The Company is continuing to investigate various strategic alliances to increase its market share.  Some of these strategies could involve the acquisition or joint venturing of one or more businesses or product line distributions.  There are no assurances that the Company will be able to identify any suitable candidate(s), or, if so identified, be able to enter into a definitive agreement with such candidates on terms favorable to the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements or interests in so-called special purpose entities.

Results of Operations

The results of operations for the Company have changed significantly as a result of the acquisition of QR.  QR, located in Verona, Italy is a global supplier of state-of-the-art, in-office three-dimensional dental computed tomography (CT).  QR uses an imaging technology that features a cone shaped beam of x-rays (a CBCT scanner).  The carrying values of QR’s assets and liabilities were adjusted to their fair values and the difference between the purchase price and the fair value of the net assets was recorded as goodwill and other intangibles, and is subject to periodic impairment testing.  The Company’s results of operations have been and will continue to be materially affected by the amortization costs associated with these other intangibles and any impairment charges.

The U.S. dollar is the Company’s reporting currency; however, a significant portion of the consolidated operating results are denominated in Euros.  Since the acquisition in April 2007, the U.S. dollar/Euro exchange rate has fluctuated significantly, thereby impacting the Company’s financial results.  Between April 2007 and June 2008, the U.S. dollar/Euro exchange rate used to calculate the consolidated financial statements ranged from as low as $1.35 to as high as $1.57.  The Company does not usually use foreign exchange contracts to manage foreign currency exposure.  As of June 30, 2008, there were no outstanding foreign exchange contracts.

Based on the recent losses, the Company has instituted significant cost cutting measures in Fiscal 2009, which should begin to take effect in the second quarter Fiscal 2009.  These measures include reductions in operating costs and worldwide marketing and distribution costs, including payroll, employee benefits, and operating overhead charges.

The Company’s operating results have varied in the past and are likely to vary in the future.  Due to variations that the Company has experienced in operating results, management does not believe that period-to-period comparisons of results of operations are necessarily meaningful or reliable as indicators of future performance.  These variations result from several factors, many of which many of which are not in the Company’s control, including but not limited to:

•	Changes in technology, specifically imaging modalities,
•	Demand for products and services,
•	The level of product, price and service competition,
•	Changes in product mix, which could affect profit margins,
•	Federal, state or local government regulation,
•	The timing of industry trade shows,
•	Currency fluctuations,
•	Capital spending budgets of customers,
•	General economic trends and conditions specific to the Company’s industry,
•	Changes in the prime rate of borrowing in the United States,
•	Changes in federal and foreign tax laws,
•	The timing of new product introductions by the Company as well as by its competitors, and
•	World-wide economic events.

Fiscal 2008 vs. Fiscal 2007

Sales increased approximately $5.56 million or 19.4%, between Fiscal Year 2007 and Fiscal Year 2008, principally due to the acquisition of QR.  Approximately $9.6 million of this increase can be attributed to the Company’s worldwide sales of the three-dimensional dental x-ray imaging systems manufactured by QR in Italy.  Prior to the purchase of QR, the Company was the exclusive distributor in the United States, Canada and Latin America (excluding Brazil) for QR’s three-dimensional x-ray imaging system.  The Company sells this product into both the dental and medical ENT markets.  The Company’s veterinary products business decreased approximately 49%, mainly due to lower than anticipated demand for the very specialized digital equine systems and general purpose veterinary x-ray systems.  There is a continuing strong demand for the Company’s two-dimensional filmless digital dental radiography system which has both veterinary and human applications, and sales remained relatively constant between the two fiscal years.  The Company’s intra-oral and panoramic dental x-ray systems showed a decrease in sales of 25% in the current fiscal year as intra-oral x-rays have become a commodity product and panoramic x-rays are in direct competition with three-dimensional imaging.  The Company’s analog film processor business including related parts, accessories and consumables showed a decrease of approximately $918,000 in the current fiscal year, due to the transition from analog to digital imaging processing.  U.S. health-care professionals continue to migrate to digital imaging equipment which the Company also supplies.  The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products, resulting in a 19% increase in international sales, generated from the United States, between the periods.

Gross profit, as a percent of sales, increased by 4.5 percentage points between Fiscal Year 2007 and Fiscal Year 2008.  Most of this increase is due to the increase in sales of the three-dimensional x-ray systems, both in the US and worldwide.  The gross margin increase was negatively impacted by approximately $100,000 increase in freight charges related to worldwide increases in fuel costs and approximately $200,000 increase in costs in intra-oral and panoramic x-rays due to variations in the US dollar/Euro rate, as most of these expenses are denominated in Euros.

Selling, general, and administrative costs increased approximately $5.16 million or 49%, between Fiscal Year 2007 and Fiscal Year 2008.  Approximately $3.68 million of this increase is due to operating costs in Italy associated with the acquisition of QR.  Included in the Italian operation’s costs is approximately $400,000 to increase the allowance for doubtful accounts related to receivables acquired as part of the acquisition. The balance of this increase is attributable to the U.S. operations, including:
(1) an approximate $790,000 increase in general and administrative costs, which includes:
(a) costs associated with the Company’s initial compliance with Section 404 of the Sarbanes-Oxley Act of  2002,
(b) increased professional fees related to the legal and tax consolidation of the European operations, and
(c) approximately $400,000 to increase the US allowance for doubtful accounts due to a delinquent Canadian distributor;

(2) approximately a $388,000 increase in technical support costs related to the new digital equipment the Company is selling that require a devoted infrastructure support system including installation and training and related costs;
(3) an increase in marketing and sales costs of approximately $330,000, attributable to:
(a) the Company’s continued aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment, including attendance at several large international trade shows, development of new marketing and advertising materials including a redesigned website, and the related travel expenses;
(b) the worldwide introduction of the Company’s new vertical three-dimensional CBCT scanner,
(c) the pursuit of various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets, and
(d) an increase in general operating expenses based on increased sales levels.

Included in Fiscal Year 2007 is the write-off of approximately $75,000 of deferred financing costs incurred in the previous fiscal year as the Company chose not to utilize that lender.

Amortization of intangible assets increased $1,009,257 between the Fiscal Year 2007 and Fiscal Year 2008 due to the amortization of the long-lived assets created from the acquisition of QR in April 2007.  Prior to April 2007, the Company did not have any such intangibles.  Fiscal Year 2008 represents a full year of the amortization cost.

There was no write-off of In Process Research and Development Costs in Fiscal Year 2008.  The write-off in Fiscal Year 2007 of $3,760,000 was related to in-process research and development that had been acquired as part of the purchase of QR.  The capitalization and immediate write-off were recorded as a result of the allocation of the purchase price of QR.  These charges will not have a continued impact on the Company’s future operating results.

In Fiscal Year 2008, there was an impairment charge to the long-lived assets. Developed technologies was impaired approximately $4.0 million and customer relationships was impaired approximately $1.6 million.  The long-lived asset impairment charge in Fiscal Year 2008 is primarily due to increased competition in the market, new developments in three-dimensional imaging technology, and current economic conditions; all of which have adversely affected sales levels.

Research and development costs increased approximately $946,700, or 92.7%, between Fiscal Year 2007 and Fiscal Year 2008.  The Company’s research and development efforts and technologies were significantly enhanced by the acquisition of QR.  All of this increase was due to research and development efforts in Italy, where the primary focus is on three-dimensional imaging systems.  These expenses are denominated in Euros and therefore are subject to variations in the US dollar/Euro exchange rate fluctuations.  The Company continues to invest in the design, development and refinement of its existing digital imaging equipment, as well as the design and development of new digital imaging equipment for the human dental and broad veterinary applications.  Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  Research and development costs may continue to increase over the next several years as the Company evaluates its strategy to develop and market additional high tech digital products.  The Company has integrated its research and development between both locations.

There was a $2,045,918 gain on foreign currency transactions in Fiscal Year 2008 related to an unrealized non-cash foreign currency gain on the US dollar denominated intercompany note and recorded by QR in Euros.  This note was subject to the significant fluctuations in the US dollar/Euro exchange rates in Fiscal Year 2008.  A deferred tax liability has been recorded in Italy for this unrealized gain, in accordance with local laws.  There was no foreign currency gain or loss recorded in Fiscal Year 2007, as the US dollar/Euro exchange rate did not fluctuate significantly between April 19, 2007 and June 30, 2007.

In Fiscal Year 2008, there was no gain or loss attributable to a Euro or any other currency hedge contract.  In Fiscal Year 2007, the Company recorded income of $352,966 related to a Euro hedge contract that was purchased in March 2007 to limit the foreign currency exchange risk related to the purchase of QR, which was in Euros.

Net interest expenses increased approximately $820,000 between Fiscal Year 2007 and Fiscal Year 2008. In Fiscal Year 2007, interest income was approximately $185,000.  There was minimal interest income in Fiscal Year 2008.  The decrease in interest income is due to the utilization of all cash raised from the private placements in Fiscal Years 2007 and 2006 for the acquisition of QR.  There was approximately $967,000 of interest expense in Fiscal Year 2008, compared to approximately $319,000 in Fiscal Year 2007.  The current fiscal year had approximately $5.8 million more in average borrowings on the senior secured debt and foreign lines of credit, and had a slightly higher average interest rate.  The significant increase in borrowings was used to fund a portion of the purchase price of QR and to provide continued working capital for the growth of the new digital imaging product lines.

The Company made several small state tax payments in the U.S. in Fiscal Year 2008, based on the consolidated loss from operations.  It also made the required national and local tax payments in Italy for calendar years 2006, 2007 and 2008, based on the foreign operations, as required by local law, and paid the required taxes in Italy for funds repatriated to the US.  The Company recorded a provision for taxes on QR’s operations at the combined required statutory tax rate.  The Company has recorded net deferred tax liabilities of approximately $155,000 at June 30, 2008.  This net deferred tax liabilities balance is solely attributable to the Company’s foreign operations, and is comprised of approximately $698,000 deferred tax liabilities and $543,000 deferred tax assets.  The deferred tax liabilities are related to the net unrealized exchange gain on the intercompany note denominated in U.S. dollars, as it will only be taxed when realized and when payment is made; and the deferred tax assets are mainly related to the temporary differences on the intangible assets amortization.   The Company increased its valuation allowance on the U.S. portion of its deferred tax asset by approximately $4,398,000 in the current Fiscal Year, as it does not believe that it is more likely than not that it will be able to utilize the net operating loss carry forwards based on the recent losses and anticipated market conditions.  The Company has accounted for the recently enacted Italian Finance Bill of 2008 which reduced the overall tax rate from 37.25% to 31.4%, and accordingly decreased its foreign deferred tax asset by approximately $34,000 in the current Fiscal Year.  This decrease in the deferred tax asset as well as the increase in the valuation allowance, have been reflected as part of the tax provision in the accompanying financial statements.  The Company had approximately $12 million in federal net operating loss carry forwards (“NOLs”), and approximately $16.4 million in state net operating loss carry forwards, as of June 30, 2008.  These NOLs will begin to expire in 2010.  Past and future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, may limit the amount of NOLs available for use in any one year.

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

Gross profit as a percent of sales increased slightly, by 0.5 percentage points, between Fiscal Year 2006 and Fiscal Year 2007.  In the United States, material costs as a percent of sales increased by 3.0 percentage points, as the Company began selling more of the higher dollar value distributor goods, which tend to have lower gross margins.  Many of the distributor goods are imported, and the Company has realized additional costs with the strong Euro to the U.S. dollar.  The Company also increased its US warranty reserve to reflect the extended warranty period on several of its digital products.  These were offset by favorable profit margins in Italy.

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
(3) an approximate $300,000 increase in technical support costs related to the new digital equipment the Company is selling, that require a devoted infrastructure support system;
(4) an increase in marketing and sales costs of approximately $1.3 million in the current fiscal year due to:
(a) the Company’s aggressive launch into the dental and medical marketplaces for the new three dimensional x-ray imaging equipment, including attendance at two large international tradeshows, development of new brochures and advertising materials, and the related travel and entertainment expenses,
(b) the pursuit of various sales opportunities in both the domestic and international markets, with specific emphasis in the growing veterinary markets,
(c) the Company’s attendance and exhibition at two other large international trade shows in Europe and
(d) an increase in general operating expenses, based on increased sales levels; and
(5) an approximate $580,000 related to the acquisition in mid-December 2006 of a new distinct distribution channel to implement various methods to increase sales levels.

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

Amortization of intangibles increased approximately $225,000, or 100%, and resulted from the amortization of the other intangibles created from the acquisition of QR and the purchase price relative to the fair-value of the assets acquired.  Prior to April 2007, the Company did not have any such intangibles.

Research and development costs increased approximately $325,100, or 46.7%, between Fiscal Year 2006 and Fiscal Year 2007.  The Company’s research and development efforts and technologies were significantly enhanced by the acquisition of QR.  Approximately 58% of this increase was due to research and development efforts in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including hardware and enhancements.  Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  Research and development costs are generally expected to continue to increase over the next several years as part of the Company’s strategy to develop and market additional high tech digital products.  The Company has integrated its research and development between both locations.

In Fiscal Year 2007, the Company recorded income of $352,966 related to a Euro hedge contract that was purchased in March 2007 to limit the foreign currency exchange risk related to the purchase of QR, which was in Euros.

Interest expense, net increased approximately $99,000 between Fiscal Year 2006 and Fiscal Year 2007.  There was approximately $185,600 of interest income in Fiscal Year 2007 compared to approximately $43,100 in Fiscal Year 2006.  The increase in interest income is due to the $5 million private placement the Company completed in May 2006, whereby all of the proceeds were invested in a diversified U.S. Treasury Money Market Fund, until they were used to acquire QR in April 2007.  There was approximately $319,000 of interest expense in Fiscal Year 2007 compared to approximately $77,500 in Fiscal Year 2006.  In Fiscal Year 2007, prior to April 2007 and the acquisition of QR, the Company’s average borrowings were approximately $900,000; upon completion of the acquisition and the assumption of a term loan and new revolver, the Company’s average borrowings increased to $6.9 million.  This is compared to Fiscal Year 2006 which had approximately $400,000 in average borrowings on the senior secured debt.  The current fiscal year also had a slightly higher average interest rate.

The Company made several small state and federal tax payments in the U.S. in the twelve months ended June 30, 2007, based on payments previously made during Fiscal Year 2006.  The Company also made the required tax payments in Italy for 2007 and 2006.  The Company recorded a provision for taxes on its Italian operations at the combined required statutory tax rate.  The Company has recorded net deferred tax assets of approximately $1,296,000, which primarily related to the U.S. net operating loss carry forwards and the foreign deferred tax assets acquired in the QR acquisition in April 2007.   As of June 30, 2007, the Company had approximately $7.7 million in federal net operating loss carry forwards, and approximately $12.2 million in state net operating loss carry forwards. These NOLs will begin to expire in 2010.  Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, may limit the amount of NOLs available for use in any one year.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to makes estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses.  These estimates and assumptions are evaluated on an ongoing basis based on historical internal operations, industry trends and conditions, market conditions and other information that management believes to be reasonable or applicable under the circumstances.  There can be no assurances that actual results of operations will be consistent with management’s estimates and assumptions, and that reported results of operations will not be adversely affected by the requirement to make accounting adjustments to reflect changes in these estimates from time to time.  The following policies are those that management believes to be the most sensitive to estimates and judgments:

Revenue Recognition

The Company recognizes revenue net of related discounts and allowances for its consolidated operations when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, and delivery or title and risk of loss has passed to the customer, based on the specific shipping terms.   The Company includes shipping and handling costs as a component of cost of sales.  Revenue related to equipment orders that contain one or more elements to be delivered at a future date is recognized in accordance with EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”.  The Company allocates revenue between the various elements using the relative fair value method, based on evidence of fair value for the respective elements.    The revenue allocated to deferred service contracts, installation and training for the three-dimensional imaging equipment is deferred until service is provided.  Amounts received from customers in advance of equipment deliveries are recorded as deferred income until the revenue can be recognized in accordance with the Company’s revenue recognition policy.

Accounts Receivable
The Company reports accounts receivable net of reserves for doubtful accounts.  Credit is extended to distributors on varying terms, usually between 30 and 90 days.  Most of the sales to our direct users are payment in advance.  Letters of Credit or payment in advance is required for certain foreign sales.  The reserve for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and is based upon continual analysis of the accounts receivable aging including credit risk of specific customers, historical trends and other related information.  The Company writes off accounts receivable when they become uncollectible.  There have been no significant changes in the computation methodology of the reserve for doubtful accounts in the past three years. The Company has not had significant bad debt write-offs in the past few years, except for Fiscal Year 2008, when the company recorded certain write-offs related to the receivables associated with the acquisition of QR srl and the write-off related to an exclusive Canadian distributor. The allowance for doubtful accounts is based on the Company’s analysis of aged accounts receivable.  Management believes that any potential risk associated with the estimate of reserve for doubtful accounts is therefore limited.

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

Warranties
The Company records a liability for an estimate of costs that it expects to incur under its limited warranty based on revenues.  Various factors affect the Company’s warranty liability, including: (1) number of units sold, (2) historical rates of claims, (3) anticipated rates of claims, and (4) costs per claim.  The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

In March 2005, the Company began to include an extended warranty with its digital sensors.  The Company continues to monitor the rate and costs of claims and review the adequacy of its warranty liability and has made changes in the warranty reserve, as necessary based upon the number of units sold, the actual amount of warranty claims processed, and the specific warranty period.  The increase in the warranty reserve has resulted in decreased gross profit.

In Fiscal 2008, the Company’s Italian subsidiary began to separately account for warranty costs related to its three-dimensional digital imaging equipment and has recorded a warranty reserve as of June 30, 2008.

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

Deferred Tax Asset and Income Taxes
Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  Any changes in tax laws which affect the effective tax rates will affect the deferred tax asset and will be reflected in the accompanying current tax provision.  The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized.  The Company estimates its valuation allowance based on an estimated forecast of its future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on the deferred tax asset and operating results could be affected.  In reviewing the valuation allowance, the Company considers future taxable income and determines whether it is more likely than not that a portion of the deferred tax asset will be realized.  Changes in these circumstances, such as an increase or decline in estimated future taxable income, would result in a re-determination of the valuation allowance.  In Fiscal Year 2008, the Company increased its valuation allowance on the U.S. portion of its deferred tax asset by approximately $4,398,000, as it does not believe that it is more likely than not that it will be able to utilize the net operating loss carry forwards based on recent losses and anticipated market conditions.

The Company has recorded deferred tax assets and liabilities associated with its foreign operations.  Certain tax assets were acquired upon the acquisition of QR in April 2007 and primarily relate to the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

The Company has recorded NOLs amounting to approximately $12 million in federal NOLs and $16.4 million in state NOLs at June 30, 2008.  The NOLs are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company, as defined in Section 382 of the Internal Revenue Code, may limit the amount of NOLs available for use in any one year.

Goodwill and other intangibles
Prior to April 2007, the Company did not have any long-lived assets or goodwill.  Long-lived assets held for use by the Company will be reviewed for impairment whenever circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable, at which time, the Company will perform an impairment analysis primarily related to technology and customer relationships.  Determination of whether impairment exists will be based upon comparison of the fair value of the assets to the carrying values of the respective assets. This could result in a material charge to earnings.  The Company considers factors such as operating results, market trends, technological developments, competition, other economic factors, and the effects of obsolescence for this assessment.

Goodwill is not amortized, but will be tested for impairment on an annual basis each June 30th, or whenever circumstances or events indicate that the carrying amount may not be recoverable.  These events include a significant change in the business climate, operating performance indicators, legal factors, competition or a significant change in the business entity.  The first step of the goodwill impairment tests will be based upon a comparison of the fair value of the reporting unit to the respective carrying value.  If the fair value of the reporting unit exceeds its carrying amount, no impairment exists.  If, however, the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any.  The implied fair value requires a fair value process similar to a business combination, where the individual assets and liabilities are valued at fair value with the difference between the fair value of the reporting unit being the implied fair value of goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value.  Any identified impairment will result in a charge to reduce the carrying value of the associated goodwill.  This could result in a material charge to earnings.

Litigation and Contingencies
The Company is party to lawsuits arising out of its respective operations.  The Company records a liability when it is probable and can be reasonably estimated.  The Company believes it has properly estimated in the past; however, court decisions and/or other unforeseen events could cause liabilities to be incurred in excess of estimates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

The information that appears following Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

AFP IMAGING CORPORATION AND SUBSIDIARIES

CONTENTS
June 30, 2008

Reports of Independent Registered Public Accounting Firms	F-1, F-2

Consolidated Financial Statements:

Balance Sheets	F-3
Statements of Operations	F-4
Statements of Shareholders' Equity	F-5
Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7- F-22

Supplemental Schedule:

Schedule of Valuation and Qualifying Accounts	F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
AFP Imaging Corporation

We have audited the accompanying consolidated balance sheet of AFP Imaging Corporation and Subsidiaries as of June 30, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended.  Our audit also included the information for 2008 included in the financial statement schedule of AFP Imaging Corporation listed in Item 15 (a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFP Imaging Corporation and Subsidiaries at June 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of AFP Imaging Corporation’s internal control over financial reporting as of June 30, 2008, included in the accompanying management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has exceeded the maximum revolving credit commitment permissible under its existing borrowing agreements and presently believes that its existing borrowing agreements may not be sufficient to finance the Company’s ongoing worldwide working capital requirements for the next twelve months. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGladrey & Pullen, LLP
New York, New York

October 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
AFP Imaging Corporation

We have audited the accompanying consolidated balance sheet of AFP Imaging Corporation and Subsidiaries (the "Company") as of June 30, 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended.  Our audit also included the financial statement schedule as of June 30, 2007 listed in the Index at Item 15.  These consolidated financial statements and the schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AFP Imaging Corporation and Subsidiaries as of June 30, 2007 and the results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule as of June 30, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Goldstein Golub Kessler LLP
New York, New York

October 11, 2007

AFP IMAGING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

June 30,	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$819,444	$921,632
Accounts receivable, less allowance for doubtful accounts
of $919,483 and $130,000, respectively	4,281,796	5,030,579
Inventories	6,950,129	6,395,052
Prepaid expenses and other current assets	557,947	179,771
Deferred income taxes	76,921	926,603
Total current assets	12,686,237	13,453,637

Property and Equipment, net of accumulated depreciation
of $1,778,510 and $1,602,121 respectively	473,589	539,002

Deferred income taxes	466,022	369,115

Other assets	323,813	381,905
Goodwill	4,453,627	3,846,405
Other intangibles, net	2,997,551	8,580,762
Total Assets	$21,400,839	$27,170,826

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$8,578,056	$536,727
Accounts payable	3,557,357	2,834,875
Accrued expenses	3,525,308	2,887,584
Deferred revenue	822,000	---
Total current liabilities	16,482,721	6,259,186
Deferred liabilities	718,358	213,860
Long-term debt	22,957	5,822,347
Total liabilities	17,224,036	12,295,393
Commitments and Contingencies (Note 9)

Shareholders' Equity:
Preferred stock - $.01 par value; authorized 5,000,000 shares, none issued	---	---
Common stock - $.01 par value; authorized 30,000,000 shares, issued and
outstanding 17,928,800 shares at June 30, 2008 and June 30, 2007	179,288	179,288
Common stock warrants	91,131	91,131
Paid-in capital	25,444,176	25,404,045
Accumulated deficit	(21,809,709)	(10,760,543)
Cumulative translation adjustment	271,917	(38,488)
Total shareholders' equity	4,176,803	14,875,433
Total Liabilities and Shareholders' Equity	$21,400,839	$27,170,826

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

Years ended June 30,	2008	2007

Net sales	$34,279,807	$28,719,693

Cost of sales	19,786,180	17,864,218

Gross profit	14,493,627	10,855,475

Selling, general and administrative expenses	15,698,796	10,541,576
Amortization of intangibles	1,234,311	225,054
Write-off of in process research and development	---	3,760,000
Impairment of long-lived assets	5,615,880	---
Research and development expenses	1,968,478	1,021,766

Operating loss	(10,023,838)	(4,692,921)

Foreign currency gain on intercompany note	(2,045,918)	---
Gain realized on Euro hedge contract	---	(352,966)
Interest expense	967,011	318,979
Interest income	(13,474)	(185,561)

Loss before provision
for income taxes	(8,931,457)	(4,473,373)

Income taxes	2,117,709	199,451
Net loss	$(11,049,166)	$(4,672,824)

Net loss per common share:
Basic	$(.62)	$(.34)
Diluted	$(.62)	$(.34)

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Years ended June 30, 2007 and 2008

	Comprehensive Loss	Common Stock	Common Stock Warrants	Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total

Balance June 30, 2006	--	$95,682	$110,931	$11,805,852	$(6,087,719)	--	$5,924,746

Issuance of 82,000 shares of common stock in connection with the exercise of common stock warrants	--	828	(19,800)	18,972	--	--	--
Adjustment to reclassify common stock subject to registration rights from temporary equity	--	27,778	--	4,716,545	--	--	4,744,323
Issuance of 5,500,000 shares of common stock	--	55,000	--	8,085,000	--	--	8,140,000
Stock-based compensation expense	--	--	--	82,461	--	--	82,461
Fees associated with issuance of common stock	--	--	--	(419,569)	--	--	(419,569)
Issuance of 800,000 warrants in connection with the issuance of debt	--	--	--	1,114,784	--	--	1,114,784
Foreign currency translation loss	$(38,488)	--	--	--	--	(38,488)	(38,488)
Net loss	(4,672,824)	--	--	--	(4,672,824)	--	(4,672,824)
Comprehensive loss	$(4,711,312)	--	--	--	-	--	-
Balance June 30, 2007	--	$179,288	$91,131	$25,404,045	$(10,760,543)	$(38,488)	$14,875,433

Stock-based compensation expense	--	--	--	40,131	--	--	40,131
Foreign currency translation gain	310,405	--	--	--	--	310,405	310,405
Net loss	(11,049,166)	--	--	--	(11,049,166)	--	(11,049,166)
Comprehensive loss	$(10,738,761)	--	--	--	--	--	-
Balance June 30, 2008		$179,288	$91,131	$25,444,176	$(21,809,709)	$271,917	$4,176,803

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended June 30,	2008	2007
Cash flows from operating activities:
Net loss	$(11,049,166)	$	(4,672,824)
Adjustments to reconcile net loss to net
cash used in operating activities:
Write-off of in process research and development	--		3,760,000
Impairment of long lived assets	5,615,880		--
Amortization of discount on term loan	204,014		49,144
Depreciation and amortization	1,591,875		500,257
Realized gain on Euro hedge contract	--		(352,966)
Provision for losses on accounts receivable	761,401		--
Write-off of deferred financing costs	--		75,000
Exchange rate effect on intercompany note	(2,045,918)		--
Deferred income taxes	1,495,406		23,707
Non-cash compensation expense	40,131		82,461
Change in assets and liabilities, net of acquisition:
Decrease/(Increase) in accounts receivable	275,562		(927,095)
(Increase) in inventories	(270,257)		(382,044)
Increase) in prepaid expenses and other current assets	(337,281)		(44,736)
(Increase) in other assets	27,623		(155,905)
Increase in accounts payable	309,290		351,003
Increase in accrued expenses	396,266		8,205
Increase in deferred revenue	822,000		--
(Decrease)/increase in deferred liabilities	(132,594)		142,656
Net cash used in operating activities	(2,295,768)		(1,543,137)
Cash flows from investing activities:
Acquisition of QR, net of cash acquired (1)	--		(17,360,931)
Purchases of property and equipment	(201,801)		(251,206)
Net cash used in investing activities	(201,801)		(17,612,137)
Cash flows from financing activities:
Issuance of common stock	--		8,140,000
Payment of fees associated with issuance of common stock	--		(419,569)
Repayments of debt	(745,710)		(749,004)
Borrowing of debt	2,577,038		8,173,178
Deferred financing fees associated with new debt issuance	--		(242,500)
Net cash provided by financing activities	1,831,328		14,902,105
Exchange rate effect on cash and cash equivalents	564,053		(38,488)
Net decrease in cash and cash equivalents	(102,188)		(4,291,657)
Cash and cash equivalents at beginning of year	921,632		5,213,289
Cash and cash equivalents at end of year	$819,444		$921,632
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,422,944		$268,899
Income taxes, net of refunds	$183,486		$1,234,633
Supplemental schedule of Non Cash Activity
Cashless exercise of common stock warrants	$--		$19,800
Issuance of 800,000 warrants in connection with
the new debt issuance	$--		$1,114,784
Equipment under capital lease	$35,872		---

(1) See Note 11 for further discussion regarding the acquisition of QR.

See Notes to Consolidated Financial Statements

AFP IMAGING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

On April 19, 2007, the Company completed the acquisition of Quantitative Radiology srl, an Italian corporation (“QR”), by acquiring all of the outstanding share capital of QR from the shareholders.  QR is a global supplier of state-of-the-art, in-office three-dimensional dental computed tomography (CT).  QR uses an imaging technology that features a cone shaped beam of x-rays (a CBCT scanner).  The Company, prior to April 19, 2007, had acted as QR’s exclusive distributor in North and South America, excluding Brazil.  Funding for the acquisition was principally derived from two sources; the first was the proceeds raised from a private offering of the Company’s common stock to equity investors and the second was a portion of a new senior secured loan facility.  In connection with the acquisition, the Company, entered into employment agreements with each of the former shareholders of QR.  Each agreement contains a non-compete clause which prohibits the employee from engaging in activities competitive with the business of QR for a period of five years from the date of termination of employment.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its common stock to certain accredited investors for an aggregate consideration of $8,140,000 pursuant to previously executed subscription agreements.  The common stock was issued and sold pursuant to the exemption from registration afforded by regulation D of the Securities Act.  In connection with the transaction, the Company paid the placement agent for the offering $407,000, or five percent of the gross proceeds of the offering.  The proceeds were used for the purchase of QR.  The Company has granted the investors certain registration rights with respect to the resale of the shares acquired and has registered these shares of common stock for resale.

On April 13, 2007, the Company entered into a new senior facility (“Revolving Credit and Term Loan”) with a new lender (“Senior Secured Lender”) whereby the Senior Secured Lender agreed to lend the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility.  The term loan bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007; and the revolving loans bear interest at a rate per annum of two percent (2%) plus the prime rate and are payable in full on April 30, 2012.  The Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to the Senior Secured Lender as collateral security for repayment of the loans.  This new senior secured Revolving Credit and Term Loan Agreement replaced the Company’s previous $2.5 million senior secured credit facility, which was due to expire on September 21, 2007.  As part of the transaction, the Company granted to the Senior Secured Lender an aggregate of 800,000 warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants.  The Company registered the shares of common stock issuable upon exercise of the warrants and conversion of the term note and must use its best efforts to keep the registration statement effective during the applicable registration period.

The Company presently believes that the Revolving Credit and Term Loan Agreement and foreign lines of credit may not be sufficient to finance the Company’s ongoing worldwide working capital requirements for the next twelve months. In accordance with the consent of the Senior Secured Lender, since November 2007, the Company has been making principal and interest payments under the term loan and interest payments under the revolver by borrowing additional amounts under the revolver.  As a direct result of the additional borrowings under the revolver to pay the August and September 2008 term loan and revolver charges, the Company’s aggregate outstanding advances under the revolver presently exceed the maximum revolving credit commitment permissible under the Revolving Credit and Term Loan Agreement.  The Company is presently in technical default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum.  The Company has not received any formal notice of default from the Senior Secured Lender, and is in the process of negotiating with the Senior Secured Lender to modify certain applicable provisions of the Revolving Credit and Term Loan Agreement.  Additionally, the Company’s foreign subsidiary, QR, has failed to make payment with respect to certain invoices payable to one of its financial institutions pursuant to a line of credit agreement.  The lender has notified QR that such invoices are past due, but has taken no further action at the present time in respect thereof.  As discussed in Note 4, all such debt has been classified as a current liability in the accompanying consolidated financial statements.  The Company has instituted cost cutting measures to reduce its cash requirements.  The Company is also currently in the process of seeking out additional financing alternatives, including potential private equity sales of its securities as well as the possibility of increasing or extending its line of credit with the Senior Secured Lender.  There can be no assurance that the Company will be able to obtain any such financing upon favorable terms to the Company, or at all.  In the event that the Company is unable to secure sufficient financing to maintain its operations, its business and financial condition could be materially adversely affected.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments regarding this uncertainty.

The consolidated financial statements include AFP Imaging Corporation and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

The Company translates the assets and liabilities of its foreign subsidiaries into US dollars at the closing balance sheet rate of exchange.  Income and cash flow statements are translated at the average rates of exchange for the period.  Gains and losses from translating the financial statements of the foreign operations where the functional currency is not the US dollar is included in Foreign Currency Translation Adjustment within Shareholders’ Equity.  The functional currency for the Company’s foreign subsidiaries is the local currency.  The Company did not have any foreign operations for the fiscal year ended June 2006.  Any exchange rate differences arising at the time of collection of accounts receivables or settlement of accounts payable are included in net income.

In addition to net loss, comprehensive loss includes other charges or credits to equity other than those resulting from transactions with shareholders.  Comprehensive loss relates to foreign currency translation adjustments related to the Company’s foreign subsidiaries.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Some of the more significant estimates include allowances for doubtful accounts, inventory reserves, depreciable lives of assets, amortization periods, impairment of long-lived assets, deferred tax asset valuation allowance and warranty reserves.

The Company recognizes revenue net of related discounts and allowances for its consolidated operations when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, and delivery or title and risk of loss has passed to the customer, based on the specific shipping terms.   The Company includes shipping and handling costs as a component of cost of sales.  Revenue related to equipment orders that contain one or more elements to be delivered at a future date is recognized in accordance with EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”.  The Company allocates revenue between the various elements using the relative fair value method, based on evidence of fair value for the respective elements.  The revenue allocated to deferred service contracts, installation and training is deferred until service is provided.  Amounts received from customers in advance of equipment deliveries are recorded as deferred income until the revenue can be recognized in accordance with the Company’s revenue recognition policy.

Cash and cash equivalents include deposits with original maturities of three months or less.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits.  The Company has not experienced any losses on these accounts.

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventory reserves are provided for risks relating to slow moving items.  Demonstration equipment which is on consignment with customers is valued at cost, reduced for reductions in value due to technical obsolescence and/or wear and tear over periods of up to five years.

Machinery and equipment are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years.  Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.  Additions and improvements which extend the life of an asset are capitalized.  Maintenance and repair costs are expensed as incurred.  When assets are retired or disposed of, the asset and related accumulation depreciation and amortization are removed from the balance sheet and the resulting gain or loss (if any) is reflected in current operating income.

Research and development costs are charged to expense as incurred.  These costs are incurred in connection with the design and development of the Company's new or enhanced products, and primarily relate to internal costs for salaries, direct overhead costs and outside vendors.

The Company offers warranty on its products for periods between one and three years.  Estimated future warranty obligations related to product sales are charged to operations in the period in which the related revenue is recognized and is based on historical warranty experience and other relevant information the Company is aware of.  Estimated warranty expenses are recorded as an accrued liability and cost of sales.  Warranty expense for the year ended June 30, 2008, includes the establishment of a warranty reserve by the Company’s Italian subsidiary.

Advertising costs, included in selling, general and administrative costs, are charged to expense as incurred and were approximately $895,174, and $322,500 for the fiscal years ended June 30, 2008 and 2007, respectively.

The Company records sales tax related to sales to its end users on a net basis, which amounts are not material to the consolidated financial statements.

Under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), the Company recognizes share based payment expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards.  Under SFAS No. 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005.  Prior to the adoption of SFAS No. 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.  Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated.  For the twelve months ended June 30, 2008 and June 30, 2007, non-cash stock based compensation expense related to stock option awards (“Stock Option Expense”) was $40,131 and $82,461, respectively, and have been included in selling, general and administrative expenses.  The compensation expense did not result in a tax benefit as a result of the valuation allowance applied to the related deferred tax asset.

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  The Company establishes an allowance for doubtful accounts based upon management’s review of certain factors surrounding the credit risk of specific customers, including historical trends, compliance with credit terms and other information.  The allowance for doubtful accounts is adjusted based on such evaluation, with any corresponding provision included in selling, general and administrative expense.  Receivable balances are periodically reviewed and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is doubtful.

There were no derivative financial instruments outstanding as of June 30, 2008 and 2007.  The Company purchased a Euro hedge contract in March 2007 to limit the Company’s foreign currency exchange risk associated with the purchase of QR on April 19, 2007, as the purchase price was in Euro.  The Company realized a gain of $352,966 which is included in the accompanying consolidated statement of operations in Fiscal Year 2007.  In accordance with FASB Statement No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, the offsetting gain has been recorded as part of the transaction costs associated with the purchase of QR.

Prior to April 2007, the Company did not have any long-lived assets or goodwill.  Long-lived assets held for use by the Company are reviewed for impairment whenever circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable.  The Company performs ongoing impairment analysis on intangible assets related to technology and customer relationships.  Determination of whether impairment exists is based upon comparison of the fair value of the assets to the carrying values of the respective assets.  This could result in a material charge to earnings.  The Company considers factors such as operating results, market trends, technological developments, competition, other economic factors, and the effects of obsolescence for this assessment.

Goodwill is not amortized, but is tested for impairment on an annual basis each June 30th, or whenever circumstances or events indicate that the carrying amount may not be recoverable.  The first step of the goodwill impairment tests are based upon a comparison of the fair value of the reporting unit to its respective carrying amount.  If the fair value of the reporting unit exceeds its carrying amount, no impairment exists.  If, however, the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any.  The implied fair value requires a fair value process similar to a business combination, where the individual assets and liabilities are valued at fair value with the difference between the fair value of the reporting unit being the implied fair value of goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value.  Any identified impairment will result in a charge to reduce the carrying value of the associated goodwill.  This could result in a material charge to earnings

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.

Other non-current assets and prepaid expenses are mainly comprised of prepaid insurance, prepaid VAT taxes, rent deposits, and capitalized debt issuance costs related to the debt financing in April 2007.

Deferred liabilities are mainly comprised of long-term deferred tax liabilities and deferred service revenue.

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

Basic and diluted income per common share for the fiscal years ended 2008, 2007 and 2006 is presented below:

June 30,	2008	2007
Net loss	$(11,049,166)	$(4,672,824)
Weighted-average common shares outstanding - Basic	17,928,800	13,635,688

Basic loss per share	$(.62)	$(.34)
Weighted-average common shares outstanding - Diluted
Basic shares	17,928,800	13,635,688
Dilutive effect of stock options	---	---
Dilutive effect of warrants	---	---
Weighted-average common shares
outstanding - diluted	17,928,800	13,635,688
Diluted loss per share	$(.62)	$(.34)

The diluted loss per common share computation reflects the effect of common shares contingently issuable upon the exercise of warrants and options in periods in which conversion would cause dilution.  The diluted weighted-average number of shares outstanding for the years ended June 30, 2008 and 2007, does not include the potential exercise of the following stock options and warrants as such amounts were anti-dilutive.

June 30	2008	2007
Options	865,900	893,900
Warrants	850,000	850,000
Total	1,715,900	1,743,900

On May 2, 2006, the Company issued 2,777,777 shares of its common stock in a private placement to selected institutional and other accredited investors.  The Company filed a registration statement which was declared effective on July 14, 2006, and was required to keep this registration statement effective for 24 months from the closing date.  In accordance with the provisions of FSP EITF 00-19-2, the Company has reclassified this private placement from temporary equity to shareholders’ equity on the accompanying balance sheet as of June 30, 2007.  At June 30, 2006, the net proceeds had been classified as temporary equity in accordance with the provisions of EITF Topic D-98.  The Company has maintained the effectiveness of this registration statement.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  SFAS No. 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The Company has not adopted SFAS No. 157, as applicable, as of June 30,  2008.  The Company does not believe that there will be any material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, so as to improve financial reporting by providing entities with the opportunity to alleviate volatility in reported earnings.  This Statement should expand the use of fair value measurement and permits all entities to choose to measure eligible items at fair value at specified election dates.  The resulting unrealized gains or losses on items which the fair value option has been elected are to be reported in earnings.  The Company has not adopted SFAS No. 159, as applicable, as of June 30, 2008.  The Company does not believe that there will be any material effect on the Company’s financial statements.

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

Certain prior year amounts have been reclassified to conform to the current-period presentation.

2.	INVENTORIES:

Inventories, net of reserves, consist of the following:

June 30	2008	2007
Raw materials and subcomponent parts	$3,675,763	$2,856,813
Work-in-process and finished goods	3,274,367	3,538,239
	$6,950,129	$6,395,052

Provision has been made for any potential losses on obsolete or slow-moving inventory items.

3.	PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

June 30,	2008	2007
Leasehold improvements	$291,820	$255,071
Machinery and equipment	1,960,279	1,886,052
	2,252,099	2,141,123
Less accumulated depreciation and amortization	(1,778,510)	(1,602,121)
Property and equipment, net	$473,589	$539,002

Equipment under capital lease relating to the telephone system amounted to $35,872 at June 30, 2008 and the related accumulated amortization amounted to $4,783.  There were no assets under capital lease at June 30, 2007.

Depreciation and amortization was $452,404 and $253,402 for the years ended June 30, 2008 and 2007, respectively.  Depreciation expense includes the amortization of the capital lease.  The Company uses the straight-line method with estimated useful lives ranging from three to ten years.

The Company retired $136,950 and $101,763 of assets during fiscal years 2008 and 2007, respectively.

4.	DEBT:

On April 13, 2007, the Company entered into a new senior secured credit facility (“Revolving Credit and Term Loan”) with a new lender (“Senior Secured Lender”) that replaced the Company’s existing $2.5 million revolving line of credit that was due to expire on September 21, 2007.  The Revolving Credit and Term Loan consists of a $5 million convertible term note and a $3 million revolving loan facility.  The convertible term note bears interest at a rate of ten percent per annum and provides for repayment over five years commencing in November 2007 with a final balloon payment of all remaining amounts due there-under on April 30, 2012.  The revolving loan bears interest at a rate of two percent plus prime rate per annum, equal to 7% at June 30, 2008, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to certain maximum borrowing base requirements, has certain reporting requirements to the lender, and is payable in full on April 12, 2012.  The convertible term note, in addition to being convertible by the Company upon the satisfaction of certain conditions, including a trading price equal to 175% of the conversion price and the Company’s common stock being traded on Nasdaq, is convertible by the lender at any time into shares of common stock at a conversion price of $2.37 per share, or 2,109,705 shares based on the initial principal amount of the convertible term note.

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

As part of the transaction, the Company granted to the Senior Secured Lender an aggregate of 800,000, five-year warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants. The Company has assessed whether the warrants granted to the Senior Secured Lender should be classified as either a liability or equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” and concluded that these warrants should be classified as equity.  The Black-Scholes Method was used to value these detachable warrants, and have been recorded in the accompanying Consolidated Balance Sheets at $1,114,784.  The Company entered into a Registration Rights Agreement pursuant to which it has registered the shares of common stock issuable upon exercise of the warrants and conversion of the term note.

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

	June 30, 2008	June 30, 2007
Term Loan	$5,000,000	$5,000,000
Fair value of warrants (recorded as capital in excess of par)	(1,114,784)	(1,114,784)
Accretion of debt discount (recorded as interest expense)	253,158	49,144
Principal Payments	(740,741)	---
Recorded value of Term Loan	$3,397,633	$3,934,360

In accordance with the consent of the Senior Secured Lender, since November 2007, the Company has been making principal and interest payments under the term loan and interest payments under the revolver by borrowing additional amounts under the revolver.  As a direct result of the additional borrowings under the revolver to pay the August and September 2008 term loan and revolver charges, the Company’s aggregate outstanding advances under the revolver presently exceed the maximum revolving credit commitment permissible under the Revolving Credit and Term Loan Agreement.  The Company is presently in technical default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum borrowings.  The Company has not received any formal notice of default from the Senior Secured Lender, and is in the process of negotiating with the Senior Secured Lender to modify certain applicable provisions of the Revolving Credit and Term Loan Agreement.  As described in Note 1, factors exist that result in doubt as to the Company’s ability to continue as a going concern.  The Company’s Revolving Credit and Term Loan Agreement contains a subjective acceleration clause and accordingly, all such debt has been classified as a current liability as of June 30, 2008 in accordance with FASB Technical Bulletin No. 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.  The Company was in compliance with all other terms and conditions of the Revolving Credit and Term Loan Agreements as of June 30, 2008.

QR has the ability to borrow up to 2,000,000 Euros under various lines of credit with two different financial institutions, and are classified as short term debt.  Most of these lines are guaranteed by its accounts receivables and inventory.  These lines of credit were granted in August 2007 and increased from 1,750,000 Euros to 2,000,000 Euros in April 2008.  As of June 30, 2008, 1,652,712 Euros were outstanding and no Euros were outstanding as of June 30, 2007.  The funds borrowed in Italy are guaranteed by specific outstanding accounts receivable and inventory, and the current rate of borrowing is a function of Euribor plus .75% to 1.5%.  QR has failed to make payment with respect to certain invoices payable to one of its financial institutions pursuant to one of its line of credit agreements.  The lender has notified QR that such invoices are past due, but has taken no further action at the present time in respect thereof.

In November 2007, the Company purchased a new telephone system to integrate its US locations.  This equipment was leased with a bargain purchase option, and accounted for as a capital lease.  The value of this equipment has been recorded as capital equipment and the resulting liability recorded.

As of June 30, 2008 and 2007, debt consisted of the following:

	June 30, 2008	June 30, 2007
Term Loan, net of debt discount	$3,397,633	$3,934,360
$3.0 Million Revolving Senior Credit Facility	2,569,952	2,424,714
Capitalized lease	30,903	---
Foreign line of credit borrowings	2,602,525	---
	8,601,013	6,359,074
Less current portion	8,578,056	536,727
Total long-term debt	$22,957	$5,822,347

Contractual maturities of all debt, including the Term loan, net of debt discount, are as follows:

Year ending June 30,	Payments Due	Debt Discount	Total
2009	3,721,582	213,991	3,507,591
2010	1,120,128	225,057	895,071
2011	1,121,343	236,694	884,649
2012	3,499,586	185,884	3,313,702
	$9,462,639	$861,626	$8,601,013

At June 30, 2008, the Company had available $430,048 of unused lines of credit under the Revolving Senior Credit Facility. Currently, there is no unused line of credit balance.

Due to the short-term nature of all of the debt as well as borrowing rates currently available to the Company, the fair market value of all of the Company's debt approximated its carrying value.

5.	ACCRUED EXPENSES:

As of June 30, 2008 and 2007, accrued expenses consisted of the following:

June 30	2008	2007
Accrued environmental claim (see Note 9)	$41,334	$11,550
Accrued payroll expenses	1,060,627	933,043
Warranty accrual	681,991	200,000
Accrued amounts due vendors for in-transit inventory	163,887	446,032
Current income, sales and VAT taxes payable	465,997	684,967
Accrued expenses – other (none in excess of 5% of current liabilities)	1,111,472	611,992
	$3,525,308	$2,887,584

Included in accrued payroll expenses above at June 30, 2008, and 2007 respectively, is approximately $358,000 and $273,000 of severance indemnity costs mandated under Italian labor laws.  All employees are entitled to an indemnity upon termination of their employment relationship for any reason.  The respective benefit accrues to each employee on a pro-rata basis during their employment period and is based upon their respective salary.  The vested benefit payable accrues interest.  The amounts reflected in the consolidated balance sheets reflect the respective total amount of the indemnities that each employee would be entitled to receive if termination were to occur as of June 30.

6.	COMMON STOCK OPTIONS:

The Company has two employee incentive stock option plans under which approximately 1,100,000 shares of Company common stock were originally authorized and available for issuance.  Most options that are granted under the plans are fully vested when granted.  Under the terms of these plans, options to purchase common stock of the Company may be granted at not less than 85% of the fair market value of the stock on the date of grant, 100% of the fair market value in the case of incentive stock options qualifying under Section 422A of the Internal Revenue Code (“ISOs”), or 110% of the fair market value of ISOs granted to persons owning more than 10% of the outstanding stock of the Company.  As of June 30, 2008, all of the outstanding stock options issued by the Company were fully vested.

As described in Note 1, effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified prospective method without restatement of the periods prior to the adoption date.  As a result, the Company has begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards.  Under SFAS No. 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005.  Prior to the adoption of SFAS No. 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.  Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated.

No incentive stock options were granted in the twelve months ended June 30, 2008.  The fair value of each option granted under the Company’s incentive stock plans during the twelve months ended June 30, 2007 was estimated on the date of grant using the Black-Scholes option pricing method.  Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of Company common stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on Company common stock and (d) risk free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives.  Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical period’s equivalent to the options’ expected lives.  Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices.  The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any dividends in the foreseeable future.  The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during the twelve months ended June 30, 2007.

2007
Expected volatility	148% - 151%
Expected lives from grant date	10 years
Expected dividend yield	0%
Risk-free interest rate	4.76% - 5.13%

Stock options to purchase an aggregate 20,000 shares of Company common stock were granted to the Company’s outside Board of Director members in the three-month period ended September 30, 2006.  These stock options were issued with a ten year life.  The outside Board of Director members elected to forgo the issuance of additional shares of common stock, to which they were entitled, in accordance with the Company’s policy for non-employee director compensation.  Stock options to purchase an aggregate of 50,000 shares of the Company common stock were granted to an employee in April 2007, half of these options vested immediately and the remainder vested in April 2008.  These stock options were issued with a ten year life.  Compensation expense amounting to $40,131 was recognized in Fiscal Year 2008, upon the vesting of these options.

Transactions under the plans for fiscal 2008 and 2007 are as follows:
Year ended June 30	2008		2007
	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of fiscal year	893,900	$.94	827,900	$.87
Exercised	0	--	0	--
Granted	0	--	70,000	1.78
Forfeited	(4,000)	1.15	(4,000)	1.15
Expired	(24,000)	1.97	0	--
Outstanding, end of fiscal year	865,900	$.91	893,900	$.94
Exercisable at June 30	865,900		868,900
Weighted-average fair value of options granted during years ended June 30	--		$1.83

The aggregate intrinsic value of the outstanding options, which are currently exercisable, amounted to $5,730 at June 30, 2008 and $665,907 at June 30, 2007, respectively.  No options were exercised during the twelve months ended June 30, 2008.

At June 30, 2008, stock option information is as follows:
	Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at June 30, 2008	Weighted- average Exercise Price
$.11 - $ .50	396,000	1.67	$.30	396,000	$.30
$.53 - $ .81	25,500	1.96	.61	25,500	.61
$1.10 - $1.63	384,400	7.94	1.37	384,400	1.37
$1.85 - $2.45	60,000	7.71	2.14	60,000	2.14
	865,900	5.10	$.91	865,900	$.91

The weighted-average remaining contractual life of the outstanding stock options at June 30, 2007 was 6.24 years.

7.	INCOME TAXES:

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.  The Company has recorded net deferred tax liabilities of approximately $155,000 as of June 30, 2008 and net deferred tax assets of approximately $1,296,000 as of June 30, 2007.  The June 30, 2008 net deferred tax liabilities balance is solely attributable to the Company’s foreign operations, and is comprised of approximately $698,000 deferred tax liabilities and $543,000 deferred tax assets.  The deferred tax liabilities are related to the net unrealized exchange gain on the intercompany note denominated in U.S. dollars, as it will only be taxed when realized and when repayment is made; and the deferred tax assets are mainly related to the temporary differences on the intangible assets amortization.  The June 30, 2007 net deferred tax assets balance is primarily related to the U.S. net operating loss carry forwards and the foreign tax assets acquired in the QR acquisition in April 2007.  In Fiscal Year 2008, the Company increased its valuation allowance on the U.S. portion of its deferred tax asset by approximately $4,398,000 as it does not believe that it is more likely than not that it will be able to utilize the net operating loss carry forwards based on recent losses and anticipated market conditions.   However, should circumstances change and the Company determine that it will be able to utilize its net operating loss carry forwards, such as the generation of consolidated future taxable income, the Company will reevaluate its valuation allowance.  In Fiscal Year 2008, the Company decreased its foreign deferred tax asset by approximately $34,000 to reflect the newly enacted Italian Finance Bill of 2008 which reduced the overall tax rate from 37.25% to 31.4%.  This decrease in the deferred tax asset as well as the increase in the valuation allowance has been reflected as part of the tax provision in the accompanying financial statements.

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109.  In accordance with FIN 48, the Company classifies interest as a component of interest expense and penalties as a component of income tax expense.  The implementation of FIN 48 had no impact on the Company’s financial statements for fiscal years ended June 30, 2007 and June 30, 2008, and no interest and penalties related to uncertain tax positions were accrued at June 30, 2007 and 2008.

The net tax expense recorded for the years ended June 30, 2008 and 2007 respectively includes foreign taxes at the statutory rates on the Company’s foreign operations, changes to the deferred tax accounts, and state income and capital taxes generated in the United States.  Net operating loss carry forwards ("NOLs") amounting to approximately $12 million in federal NOLs and $15.4 million in state NOLs at June 30, 2008, will expire beginning in 2010.  The NOLs are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code, may limit the amount of NOLs available for use in any one year.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is based upon the generation of future taxable income during future periods.  The Company recorded the above valuation reserve, based on management's conclusion that it is more likely than not that consolidated future operations will not generate sufficient taxable income to realize the entire deferred tax assets during the carry forward period for these tax attributes.

The loss before provision for income taxes is comprised of the following:

June 30	2008	2007
United States	$(4,566,478)	$(1,195,502)
Foreign	(4,364,979)	(3,277,871)
Total	$(8,931,457)	$(4,473,373)

 The provision for income taxes is comprised of the following:

June 30	2008		2007
Current
Federal (US)	$	---	$	---
State (US)		9,009		25,147
Foreign		657,574		84,873
Total Current		666,583		110,020
Deferred
United States		680,000		---
Foreign		771,126		89,431
Total Deferred		1,451,126		89,431
Total		$2,117,709		$199,451

The difference between the provision for income taxes at the effective federal statutory rates and the amounts provided in the consolidated financial statements is summarized as follows:

June 30,	2008	2007
Tax provision at federal statutory rates	$(3,036,695)	$(1,520,947)
Increase (decrease) in tax provision resulting from:
State income tax provision/(benefit)	(254,650)	16,597
Foreign tax provision	1,428,700	47,512
Foreign tax benefit	(423,287)	(7,185)
Other non deductible items	5,295	31,216
Increase/(decrease) in valuation allowance	4,398,346	1,632,258
Provision for income taxes	$2,117,709	$199,451

The items that comprise the deferred tax balance are as follows:

June 30,	2008	2007
Depreciation and amortization	$124,687	$118,189
Amortization of acquisition intangibles	3,752,732	1,487,754
Accrued liabilities and reserves not currently deductible	623,506	287,604
Inventory	190,648	156,000
Deferred tax assets acquired	542,943	615,718
Net operating loss carry forwards and tax credits	5,078,826	3,184,139
	10,313,342	5,849,404
Deferred tax asset valuation reserve	(8,952,032)	(4,553,686)
Net deferred tax assets	$1,361,310	$1,295,718
Unrealized foreign exchange gain	(1,516,718)	---
Total net deferred tax assets (liabilities)	(155,408)	1,295,718
Deferred tax asset - Current	76,921	926,603
Deferred tax asset – Non-current	466,022	369,115
Deferred tax liabilities - Current	(61,259)	---
Deferred tax liabilities – Non-current	(637,092)	---
Deferred tax asset (liability) - Total	$(155,408)	$1,295,718

8.	DEFINED CONTRIBUTION PLANS:

The Company maintains a defined contribution profit-sharing plan and trust pursuant to which its United States participants receive certain benefits upon retirement, death, disability and, to a limited extent, upon termination of employment for other reasons.  In Fiscal Year 2008, the Company distributed the cash and short-term marketable securities contained within the profit sharing plan to each employee’s respective 401(k) account, based on their respective pro-rata balances.  The profit sharing plan only contains its existing common stock portfolio and the Company does not intend to make any further contributions to this plan. The profit sharing plan requires no minimum contribution by the Company. No contributions were made to the profit sharing plan for the years ended June 30, 2008 and 2007.

In fiscal 2006, the Company established a Safe Harbor 401(k) defined contribution plan pursuant to which all eligible participants can make contributions.  In addition, the Company is required to make either a specified matching contribution or a 3% contribution to all participants. The aggregate amount contributed to this plan by the Company each fiscal year is determined by the board of directors following a review of the profits of such fiscal year.  For the years ended June 30, 2008 and 2007, the Company contributed $145,190 and $143,112 respectively towards this Plan.  Allocation among participants' interests, including officers and directors who are employees, is in accordance with IRS regulations.

9.	COMMITMENTS AND CONTINGENCIES:
The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985.  This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey.  The Company maintains that its waste materials were of a general commercial nature. This claim was originally filed in 1998 by the federal government in United States District Court for the District of New Jersey, Newark Vicinage, citing several hundred other third-party defendants.  The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit.  The Company's claimed liability was potentially assessed by the plaintiff at $150,000.  The Company has joined, along with other involved defendants in an alternative dispute resolution (ADR) process for smaller claims.  On May 7, 2008, a tentative mediated settlement was reached by all parties, and the Consent Decree memorializing the settlement is being negotiated by the governments and each group’s liaison counsel and is presently scheduled to be finalized by December 2008.  The Company’s share is $82,880 of which the Company’s insurance carrier has agreed to pay 50% of the settlement offer.  The Company cannot, at this time, assess the amount of liability that could result if this settlement is not finalized.  The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in this environmental claim.

On May 5, 2008, the Company and Dent-X International, Inc. commenced litigation in the United States District Court, Southern District of New York, against Genexa Medical, Inc. (“Genexa”) to recover $394,610 for goods sold and delivered to Genexa during the period from December 11, 2007 through March 13, 2008, after Genexa failed and refused to pay the amount due.  On June 27, 2008, Genexa filed an Answer and Counterclaims alleging several causes of action which are potentially material.  Although the Company intends to vigorously defend all such counterclaims, a determination as to the likelihood of Genexa prevailing on the merits with respect to such counterclaims is premature as of the date hereof.  The case was scheduled for an initial conference before Judge Charles L. Brieant on July 25, 2008, but Judge Brieant recently passed away and the case will be reassigned.  The Company intends to vigorously defend all counterclaims, however the Company cannot, at this time, assess the amount of liability that could result if there is an adverse decision.

The Company has received notification of a customer complaint filed in the Superior Court of California, County of Placer, on December 19, 2007.  The Complaint seeks damages in excess of $25,000.  The Company has not been formally served with this Complaint.  The Company, through its attorneys, has repeatedly agreed to a settlement, but has not received any further communication.

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

The Company is involved in two other product liability insurance claims, however, to date, no lawsuits have been filed.  The Company maintains that its equipment was not the cause of the respective incidents or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in these matters.  The Company does not believe that the final outcome of either of these matters will have a material adverse effect on the Company.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

The Company has a non-cancelable operating lease, which was renewed in June 2008, for office and manufacturing facilities in Elmsford, New York, which expires in December 2019.  The lease provides for scheduled increases in base rent.  Rent expense is charged to operations ratably over the term of the lease resulting in deferred rent payable, which represents cumulative rent expense charged to operations from inception of this lease in excess of required lease payments. Rent expense was approximately $508,000 for each of the years ended June 30, 2008, 2007, and 2006, respectively.

The Company has a non-cancelable operating lease for office and manufacturing facilities in Verona, Italy which expires in November 2015, which it assumed in April 2007 with the acquisition of QR.  Rent expense is approximately 83,160 Euro per year.  In October 2007, the Company signed a non-cancelable operating lease for additional office facilities in Verona, Italy.  Rent expense is approximately 39,000 Euro per year.  This lease expires in September 2013.  The leasing agent is owned by three of the four former owners of QR.

As part of the acquisition of QR, the Company granted employment agreements to each of the four former owners, for a total yearly commitment of 500,000 Euros.  Each agreement is for a period of five years and contains a non-compete clause.  The Company can terminate each agreement after the first year of employment, in which event, any employee so terminated is entitled to one-half of the salary for the remaining term.  Effective July 2008, two of these employment agreements were modified so that the total yearly commitment is 420,000 Euros.

The Company has a non-cancelable operating lease for its small sales and marketing facility in Roswell, Georgia, which expires in April 2009.  The Company assumed this lease in December 2007, and rent expense was approximately $168,200 and $95,600, for the years ended June 30, 2008 and 2007, respectively.  The Company sub-lets a portion of this facility to an unrelated third-party.

Minimum annual rental payments under these leases are as follows:
Year ending June 30,
2009	$848,501
2010	716,766
2011	728,699
2012	728,699
2013 and thereafter	5,084,297
$8,106,963

The rental payments for the Italian leases were calculated using the average exchange rate for Fiscal Year 2008.

10.	SEGMENT INFORMATION:

As of June 30, 2008 and 2007, the Company had one business segment, medical and dental x-ray imaging.  The medical and dental segment operations are conducted under the Dent-X, EVA, NewTom and AFP trade names and consist of the design, development, manufacturing, marketing and distribution of medical and dental imaging systems and all related accessories.  The amortization and impairment of the intangibles and the write-off of the in-process research and development associated with the acquisition of QR has been attributed to the Italian operations.

Geographical financial information for the years ended June 30, 2008 and 2007 is as follows:
June 30,	2008	2007
Sales:
United States	$21,454,851	$19,781,071
Europe	7,309,577	2,071,262
Other	5,515,379	6,867,360
	$34,279,807	$28,719,693
Net loss
United States	$(6,449,049)	$(1,220,649)
Europe	(4,600,117)	(3,452,175)
	$(11,049,166)	$(4,672,824)
Identifiable assets:
United States	$8,282,539	$9,942,023
Europe	13,118,300	17,228,803
Total	$21,400,839	$27,170,826

During the years ended June 30, 2008 and 2007, no one customer aggregated over 10% of consolidated net sales.

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

The Company performed the required annual impairment tests as of June 30, 2008, in accordance with FASB Statements No. 142, Goodwill and Other Intangibles, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company expressly tested the developed technologies and customer relationships for impairment and determined that there had been impairment in their respective values.  The impairment was calculated by a comparison of the fair values of the assets, using discounted cash flows, to the carrying value of the assets.  Accordingly, there is a charge in the accompanying Consolidated Statement of Operations in the line item “Impairment of long-lived assets” for $5,615,880.    This impairment is primarily due to increased competition in the marketplace and new developments in three-dimensional imaging technology, which have resulted in lower sales than had been anticipated.  The current economic conditions have also adversely impacted the Company’s original forecast of world-wide three-dimensional imaging equipment.  The developed technologies primarily relate to the Company’s horizontal patient positioning equipment which have been principally replaced in the market by vertical patient positioning equipment.  The Company introduced its vertical patient positioning three-dimensional equipment in the current fiscal year.  The impairment charge was booked in the fourth quarter of Fiscal Year 2008.

The Company tested goodwill for impairment by a comparison of the fair value of the reporting unit to its respective carrying value and determined that there was no impairment to the carrying value as of June 30, 2008.

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

The allocation of the purchase price was as follows:

Current assets, (including cash)	$3,673,300
Property, plant and equipment	161,200
Deferred Income taxes	393,000
In process research and development	3,760,000
Intangible assets subject to amortization	8,805,000
Goodwill	3,846,400
Total assets	20,638,900
Current liabilities	1,499,800
Severance indemnity	263,700
Total liabilities assumed	1,763,500
Purchase Price	$18,875,400

The Company initially believed that the acquisition would strengthen its competitive position in the technology-driven Imaging Systems marketplace by adding three-dimensional imaging to its core products as well as greatly expanding its product development capabilities and its world-wide presence.  The acquisition is expected to provide certain synergies for both companies.

A summary of the identifiable intangible assets acquired is as follows:

	Fair Value	Amortization Period
Developed technologies	$5,320,000	7 years
In-process research and development	3,760,000	N/A
Customer Relationships	3,149,000	10 years
Non-compete contracts and other	336,000	5-10 years
Goodwill	3,846,405	N/A

The in process research and development (“IPR&D”) primarily related to the development of additional three-dimensional imaging equipment.  As of June 30, 2007, this equipment was not completely developed, nor certified for use, and was therefore classified as IPR&D.  No alternative future use was identified for these assets, and therefore the entire value was charged to the earnings statement, included in the accompanying Consolidated Statement of Operations in the line item “Write-off of in process research and development”.

The useful lives of the technology assets was determined based on the expected use of the technology, any legal or contractual provisions that might limit the useful lives of the technology, and the effects of known advances, obsolescence, demand and competition required to maintain the future cash flows of the intangible assets.  Based on these factors, developed technologies were assigned useful lives of 7 years.  The useful life of customer relationships was based on the length of existing contractual dealer and customer relationships as well as the estimated average period of 10 years after which the customer or dealer would need to be retrained, similar to a new customer or dealer.  The useful life of the non-compete contracts was based on contractual provisions of the acquisition agreement.  The goodwill of $3,846,405 is expected to be deducted for tax purposes over fifteen years.  These useful lives are considered reasonable when evaluating the long-lived asset amounts after impairment.

The following is a summary of the intangible assets subject to amortization:

June 30, 2008	Gross carrying amount	Accumulated amortization	Impairment	Net
Developed technologies	$6,159,856	$1,053,564	$4,006,292	$1,100,000
Customer relationships	3,646,125	436,537	1,609,588	1,600,000
Non-compete contracts and other	389,044	91,493	--	297,551
Total	$10,195,025	$1,581,594	$5,615,880	$2,997,551

June 30, 2007	Gross carrying amount	Accumulated amortization	Net
Developed technologies	$5,320,000	$149,918	$5,170,082
Customer relationships	3,149,000	62,117	3,086,883
Non-compete contracts and other	336,000	12,203	323,797
Total	$8,805,000	$224,238	$8,580,762

The change in the value of the other intangibles from the date of acquisition to June 30, 2008 and the change in accumulated amortization include changes in the US Dollar/Euro exchange rates, which fluctuated during the period.  The impact excluding the impairment charge was approximately $1,390,025 on the long-lived intangible assets.

The changes in the carrying amount of goodwill are as follows:

For the year ended June 30,	2008	2007
Balance as of July 1,	$3,846,405	$	---
Goodwill recognized during the year in QR transaction	---		3,846,405
Foreign currency translation difference	607,222		---
Balance as of June 30,	$4,453,627		$3,846,405

Amortization expense, related to intangible assets subject to amortization was $1,234,311 and $225,054 respectively for 2008 and 2007, excluding the Fiscal Year 2008 impairment charges.

Amortization expense related to intangible assets subject to amortization for the next five years assuming a constant Euro/US Dollar exchange rate and straight line amortization is as follows:

Year ending June 30,
2009	$376,653
2010	376,653
2011	376,653
2012	364,255
2013	317,143

The following summary, pro forma unaudited data of the Company reflects the acquisition of QR as if the acquisition has occurred on July 1, 2006.

Fiscal Year Ended June 30, 2007
(Dollars in thousands, except for per share amounts)
Net sales	$33,806
Net loss	(4,038)
Basic net loss per share	$(.23)
Diluted net loss per share	$(.23)
Such pro forma data is not necessarily indicative of future results of operations.

12.	PRODUCT WARRANTY

The following table provides the changes in the product warranty accrual for the years ended June 30, 2008 and 2007.

	Year ended June 30, 2008	Year ended June 30, 2007
Opening balance	$200,000	$80,000
Accruals for warranties issued during the period	940,750	935,000
Warranty settlements made during the period	(715,750)	(815,000)
Closing balance	$425,000	$200,000

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2008 and 2007

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (A)		Balance at End of Year

June 30, 2008
Allowance for doubtful accounts and sales
returns	$130,000	$894,625	$	$(105,142)	$919,483

June 30, 2007
Allowance for doubtful accounts and sales
returns	90,000	40,000		---	130,000

(A) Deductions consist of write-offs of uncollectible accounts.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 24, 2008, the Company was notified that the majority of the partners of Goldstein Golub Kessler LLP (‘‘GGK’’) became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that GGK resigned as the independent registered public accounting firm for the Company.  On January 24, 2008, McGladrey & Pullen, LLP was appointed as the Company’s new independent registered public accounting firm. A copy of the letter dated January 24, 2008 from GGK to the Company notifying the Company of the change was filed as an exhibit to a Current Report on Form 8-K filed on January 24, 2008.

During the Company's two most recent fiscal years and through the subsequent interim period on or prior to January 24, 2008, (a) there were no disagreements between the Company and GGK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K have occurred.

Item 9A (T).  Controls and Procedures.

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-K.  The controls evaluation was conducted under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer.  Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that, as a result of the identification of the material weaknesses identified below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles as applied in the United States.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Under the supervision and with the participation of our management, including our Co-chief Executive Officers and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operational effectiveness of our internal control over financial reporting as of June 30, 2008, based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Entity Level Controls
In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, management concluded that the Company's internal controls over financial reporting were not operating effectively.  It was determined that there were control deficiencies that when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of June 30, 2008.  Those deficiencies were as follows:

1.
We do not employ an Audit Committee as defined by Section 3(a)(58) of the Exchange Act and none of the Company’s directors are independent.  While not being legally obligated to have an audit committee, it is the Company's view that such a committee, including a financial expert, is an utmost important entity level control over the Company's financial statements.  Currently, the full Board of Directors acts in the capacity of the Audit Committee.

2.
The Company does not have an individual who meets the criteria to be defined as a financial expert on its Board of Directors.  The financial expert could lead the Audit Committee to provide additional oversight of the Company’s Chief Financial Officer, as well as provide the Company’s financial management with enhanced segregation of duties and controls which would minimize the risk of a material misstatement.

3.
There are no processes in place for someone to review and determine financial impacts of contracts and agreements.  The financial expert could assist in this review prior to the legal review and minimize any potential financial exposures.

In light of this identified material weakness, the Company’s Board interacts with management frequently and management performed (1) significant additional substantive review of the financial information, (2) performed additional analyses, including but not limited to a substantive analytical review that compared changes from the prior period's financial statements and analyzed all significant amounts that deviated from expectations, and (3) utilized an outside consultant to provide assistance with technical accounting and reporting matters.  These enhanced procedures were completed to mitigate the entity level control deficiencies noted above.

Remediation of Material Weaknesses
Management concluded that the above identified material weakness did not result in material audit adjustments to our 2008 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified deficiencies noted above could result in a material misstatement in our financial statements in a future annual or interim period.

In an effort to remediate the identified material weaknesses, the recommendations are as follows:

1. Management will begin seeking candidates to expand the Board of Directors in order to ensure a majority of the Board is independent.

2. Once the expansion of the Board is completed, the Company’s Board of Directors will nominate an Audit Committee, which includes a financial expert that has an understanding of U.S. generally accepted accounting principles and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

This person will have acquired such attributes through any one or more of the following:

•
Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

•	Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;
•	Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or
•	Other relevant experience.

Limitations of Effectiveness of Controls
As of the date of this filing, the Company is satisfied that actions implemented to date and those in progress will remediate the material weaknesses and deficiencies in the internal controls that have been identified.   The Company notes that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met.   The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of the limitations inherent in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting
Other than the changes noted above, there have been no changes to the Company’s internal control over financial reporting  during the fourth quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of Fiscal Year 2008.

Item 11.	Executive Compensation.

Information with respect to this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accountant Fees and Services.

Information with respect to this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)
1.  Financial Statements.

Reference is made to the Financial Statements filed under Item 8, Part II hereof.

2. Financial Statement Schedules.

Reference is made to the Financial Statements filed under Item 8, Part II hereof.

3. Exhibits.
The following exhibits are filed pursuant to Item 601 of Regulation S-K.  The numbers set forth below opposite the description of each exhibit correspond to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant (1)
3.2	Amended and Restated By-Laws of Registrant, as of July 2008 (2)
4.1	Specimen Stock Certificate(3)
10.1	Common Stock Purchase Warrant issued to designees of an investment banking firm in March 2006. (4)
10.2	Form of Subscription Agreement utilized in a private placement of common stock, effective May 2006. (5)
10.3	Form of Subscription Agreement utilized in a private placement of common stock, effective April 12, 2007. (6)
10.4	Common Stock Purchase Warrant issued to ComVest Capital LLC, dated April 13, 2007. (6)
10.5	Lease Agreement dated September 1, 1985, for premises at 250 Clearbrook Road, Elmsford, NY. and amended June 2008.*
10.6	Profit Sharing Plan of the Registrant, as supplemented.(3)
10.7	Registrants’ 1999 Incentive Stock Option Plan. (8)
10.8	Registrant’s 2004 Equity Incentive Plan. (9)
10.9	Revolving Credit and Term Loan Agreement by and between ComVest Capital, LLC and AFP Imaging Corporation, dated April 13, 2007. (6)
10.10	Guaranty Agreement made by Dent-X International Inc., QR Imaging USA Inc. and Visiplex Instruments Corporation in favor of ComVest Capital, LLC, dated April 13, 2007. (6)
10.11	Collateral Agreement by and among AFP Imaging Corporation, Dent-X International Inc., QR Imaging USA, Inc., Visiplex Instruments Corporation and ComVest Capital, LLC, dated April 13, 2007. (6)
10.12	Registration Rights Agreement by AFP Imaging Corporation, made as of April 13, 2007. (6)
10.13	Convertible Term Note issued by AFP Imaging Corporation to ComVest Capital, LLC, dated April 13, 2007. (6)
10.14	Revolving Credit Note issued by AFP Imaging Corporation to ComVest Capital, LLC, dated April 13, 2007. (6)
10.15	Notice of Patent Security Agreement, dated April 13, 2007. (6)
10.16	Notice of Trademark Security Agreement, dated April 13, 2007. (6)
10.17	Cooperation Agreement between QR S.r.l. and Gianmaria Tommasi, effective April 19, 2007. (6)
10.18	Contract among QR S.r.l., Attilio Tacconi and Mozzo Pierluigi, effective April 19, 2007. (6)
10.19	Contract between QR S.r.l. and Mara Tacconi, effective April 19, 2007. (6)
14	Code of Ethics(10)
21.1	List of Subsidiaries*
23.1	Consent of Goldstein Golub Kessler LLP*
23.2	Consent of McGladrey & Pullen, LLP*
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*Filed herewith

(1)
Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 11, 2005 (Commission File No. 000-10832).

(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2008 (Commission File No. 000-10832).

(3)	Incorporated by reference to Exhibits filed with the Registrant’s Registration Statement on Form S-18, filed with the SEC on August 28, 1990 (Commission File No. 2-G8980).

(4)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 15, 2006 (Commission File No. 000-10832).

(5)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 3, 2006 (Commission File No. 000-10832).

(6)
Incorporated by reference to the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 15, 2007 (Commission File No. 000-10832).

(7)	Incorporated by reference to Exhibit 10(f) of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 1986.

(8)
Incorporated by reference to Exhibit 10(h) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, filed with the SEC on September 12, 1999 (Commission File No. 000-10832).

(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 8, 2004 (Commission File No. 000-10832).

(10)	Incorporated by reference from the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the six months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFP IMAGING CORPORATION

By:	/s/ Elise Nissen
Elise Nissen, Chief Financial Officer and Executive Vice-President of Finance
Date:	October 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Donald Rabinovitch
Donald Rabinovitch, President
and Director
(Co-Principal Executive Officer)
Date:	October 14, 2008

By:	/s/ David Vozick
David Vozick, Chairman of the Board,
Secretary and Treasurer
(Co-Principal Executive Officer)
Date:	October 14, 2008

By:	/s/ Robert Blatt
Robert Blatt, Director
Date:	October 14, 2008

By:	/s/ Jack Becker
Jack Becker, Director
Date:	October 14, 2008

By:	/s/ Elise Nissen
Elise Nissen, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	October 14, 2008