Form 10-Q
period 2008-09-30
AFP IMAGING CORP
filed 2008-11-19
CIK 319126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer_____	Accelerated filer______	Non-accelerated filer_____
(Do not check if a smaller reporting company)
Smaller reporting company __X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes______   No___X__

The registrant had 17,928,800 shares of its common stock outstanding as of November 10, 2008.

AFP Imaging Corporation

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause the actual results of AFP Imaging Corporation (collectively with its subsidiaries, the “Company”) or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements.  Forward-looking statements may be identified by terminology such as “plan,” “may,” “will,” “could,” “would,” “project,” “expect,” “believe,” “estimate,” “anticipate,” ”intend,” “continue,” “potential,” “opportunity” or similar terms, variations of such terms, or the negative of such terms or variations.  Potential risks, uncertainties and factors include, but are not limited to:

●	adverse changes in general economic conditions,
●	the Company’s ability to cure the default situation with its senior secured lender,
●	the Company’s ability to repay its debts when due,
●	changes in the markets for the Company’s products and services,
●	the ability of the Company to successfully design, develop, manufacture and sell new products,
●	the Company’s ability to successfully market its existing and new products,
●	adverse business conditions,
●	changing industry and competitive conditions,
●	the effect of technological advancements on the marketability of the Company’s products,
●	the Company’s ability to protect its intellectual property rights and/or where its intellectual property rights may infringe on the intellectual property rights of others,
●	maintaining operating efficiencies,
●	pricing pressures,
●	risks associated with foreign sales,
●	risks associated with the loss of services of the key executive officers,
●	the Company’s ability to attract and retain key personnel,
●	difficulties in maintaining adequate long-term financing to meet the Company’s obligations and fund the Company’s operations,
●	changes in the nature or enforcement of laws and regulations concerning the Company’s products, services, suppliers, or customers,
●	determinations in various outstanding legal matters,
●	the success of the Company’s strategy to increase its market share in the industries in which it competes,
●	the Company’s ability to successfully integrate the operations of any entity acquired by the Company with the Company’s operations,
●	changes in currency exchange rates and regulations, and
●
other factors set forth in this Quarterly Report on Form 10-Q, and the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, and from time to time in the Company’s other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, and the Company’s other filings with the SEC.  These reports attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition and results of operations and prospects.  The forward-looking statements made in this Form 10-Q speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in the Company’s expectations or future events.

PART I
FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading.  It is recommended that these consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2008, and its results of operations for the  three-month periods ended September  30, 2008 and 2007, and its cash flows for the three-month periods ended September 30, 2008 and 2007, consisting of normal recurring adjustments, have been included.  The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods.

Item 1:  FINANCIAL STATEMENTS

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – September 30, 2008 and June 30, 2008

Assets	September 30, 2008	June 30, 2008	Liabilities and Shareholders' Equity	September 30, 2008	June 30, 2008
	(Unaudited)			(Unaudited)
Current Assets:			Current Liabilities:
Cash and cash equivalents	$469,495	$819,444	Current portion of long-term debt	$9,678,116	$8,578,056
Accounts receivable, less allowance for doubtful accounts of $870,049 and $919,483, respectively	2,812,008	4,281,796	Accounts payable	3,676,746	3,557,357
			Accrued expenses and other current liabilities	2,579,715	3,525,308
			Deferred revenue	330,000	822,000
			Total current liabilities	16,264,577	16,482,721
Inventories	6,964,684	6,950,129
Prepaid expenses and other current assets	311,019	557,947	Deferred liabilities	278,595	718,358
Deferred income taxes	51,108	76,921	Long-term debt	20,809	22,957
Total current assets	10,608,314	12,686,237	Total liabilities	16,563,981	17,224,036

			Commitments and Contingencies (Note 9)

Property and equipment			Shareholders’ Equity:
At cost	2,264,890	2,252,099	Preferred stock - $.01 par value; authorized
Less accumulated depreciation	(1,835,315)	(1,778,510)	5,000,000 shares, none issued	-	-
	429,575	473,589	Common stock, $.01 par value; authorized
			30,000,000 shares, issued and outstanding
			17,928,800 shares at September 30, 2008,
			and June 30, 2008	179,288	179,288
Deferred income taxes	485,761	466,022	Common stock warrants	91,131	91,131
Other assets	161,425	323,813	Paid-in capital	25,444,176	25,444,176
Goodwill	3,981,878	4,453,627	Accumulated deficit	(25,142,136)	(21,809,709)
Other intangibles, net	2,568,612	2,997,551	Cumulative translation adjustment	1,099,125	271,917
			Total shareholders’ equity	1,671,584	4,176,803

			Total Liabilities and Shareholders’
Total Assets	$18,235,565	$21,400,839	Equity	$18,235,565	$21,400,839

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,

	2008	2007

Net sales	$6,648,264	$7,448,055

Cost of sales	3,846,432	4,355,416

Gross profit	2,801,832	3,092,639

Selling, general and administrative expenses	3,571,353	3,111,501
Amortization of intangibles	118,854	288,454
Research and development expenses	480,465	433,997
	4,170,672	3,833,952

Operating loss	(1,368,840)	(741,313)

Foreign currency (loss)/gain on intercompany note	(1,362,375)	577,123

Interest expense, net	1,057,637	253,659

Loss before provision for income taxes	(3,788,852)	(417,849)

(Benefit)/provision for income taxes	(456,425)	295,662

Net loss	$(3,332,427)	$(713,511)

Net loss per common share:
Basic	$(.19)	$(.04)
Diluted	$(.19)	$(.04)

Weighted average shares outstanding common stock:
Basic	17,928,800	17,928,800
Diluted	17,928,800	17,928,800

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries Condensed Consolidated Statements of Shareholders’ Equity For the Three Months Ended September 30, 2008 and 2007 (Unaudited)
	Comprehensive Loss	Common Stock	Common Stock Warrants	Paid-in-Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total
Balance June 30, 2007	$--	$179,288	$91,131	$25,404,045	$(10,760,543)	$(38,488)	$14,875,433
Foreign currency translation gain	187,872	--	--	--	--	187,872	187,872
Net loss for three months ended September 30, 2007	(713,511)	--	--	--	(713,511)	--	(713,511)
Comprehensive loss	(525,639)	--	--	--	--	--	--
Balance September 30, 2007	$--	$179,288	$91,131	$25,404,045	$(11,474,054)	$149,384	$14,349,794

Balance June 30, 2008	$--	$179,288	$91,131	$25,444,176	$(21,809,709)	$271,917	$4,176,803
Foreign currency translation gain	827,208	--	--	--	--	827,208	827,208
Net loss for three months ended September 30, 2008	(3,332,427)	--	--	--	(3,332,427)	--	(3,332,427)
Comprehensive loss	(2,505,219)	--	--	--	--	--	--
Balance September 30, 2008	$--	$179,288	$91,131	$25,444,176	$(25,142,136)	$1,099,125	$1,671,584

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,

	2008	2007
Cash flows from operating activities:
Net loss	$(3,332,427)	$(713,511)
Adjustments to reconcile net loss to net cash used by operating activities-
Depreciation and amortization	342,516	372,133
Amortization of discount on term loan	861,626	50,316
Provision for bad debts on accounts receivable	(5,000)	---
Exchange rate effect on intercompany note	1,362,375	(554,120)
Deferred income taxes	(482,651)	---
Change in assets and liabilities:
Decrease in accounts receivable	1,315,856	876,387
Increase in inventories	(205,641)	(615,505)
Decrease/(increase) in prepaid expenses and other assets	9,108	(13,300)
Increase in accounts payable	326,675	249,302
(Decrease) in accrued expenses and other current liabilities	(551,203)	(325,169)
(Decrease) in deferred liabilities	(502,339)	(11,833)
Total adjustments	2,471,322	28,211

Net cash used by operating activities	(861,105)	(685,300)

Cash flows from investing activities:
Purchases of property and equipment	(19,402)	(37,077)

Net cash used in investing activities	(19,402)	(37,077)

Cash flows from financing activities:
Borrowing of debt	626,748	355,345
Repayment of debt	(94,486)	---

Net cash provided by financing activities	532,262	355,345

Exchange rate effect on cash and cash equivalents	(1,704)	187,872

Net decrease in cash and cash equivalents	(349,949)	(179,160)

Cash and cash equivalents, at beginning of period	819,444	921,632

Cash and cash equivalents, at end of period	$469,495	$742,472

Supplemental cash flow disclosures: Cash paid during the periods for-
Interest	$185,567	$247,038
Income taxes, net of refunds	$226,648	$466,762

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

(1) General:

AFP Imaging Corporation (together with its subsidiaries, the “Company”) was organized on September 20, 1978 under the laws of the State of New York.  Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating and/or capturing medical and dental diagnostic images.  The products utilize electronic and radiographic technologies, as well as the chemical processing of photosensitive materials.  The Company is ISO 9001 certified.  Medical, dental, veterinary and industrial professionals use these products.  The Company’s products are sold and distributed to worldwide markets under various brand names and trademarks through a network of independent and unaffiliated dealers and independent sales representatives.   The Company has one business segment – medical and dental x-ray imaging.

The Company’s primary objective is to be a leading provider of cost effective, diagnostic radiographic products for applications in the medical, dental, veterinary and industrial imaging fields.  The Company is concentrating on:

●	continually broadening its product offerings in the transition from x-ray film to electronic imaging,
●	enhancing both its domestic and international distribution channels, and
●	expanding its worldwide market presence in the diagnostic dental and medical imaging fields.

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

The Company presently believes that its senior secured credit facility and foreign lines of credit will not be sufficient to finance the Company’s ongoing worldwide working capital requirements for the next twelve months.  As previously disclosed, the Senior Secured Lender agreed to lend to the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility (“Revolver”).  The Company’s aggregate outstanding advances under the Revolver exceed the maximum revolving credit commitment permissible under the Loan Agreement as a direct result of additional borrowings made by the Company under the Revolver to pay the term loan principal and interest charges and revolver interest charges for August, September and October 2008.  The Company is in default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum.  The Senior Secured Lender has not accelerated the Revolver. Additionally, the Company’s foreign subsidiary, QR, has failed to make payment with respect to certain invoices payable to one of its financial institutions pursuant to a line of credit agreement.  The lender has notified QR that such invoices are past due, but has taken no further action at the present time in respect thereof.  All of the Company’s debt, except for the capitalized lease, has been classified as a current liability in the accompanying consolidated financial statements.

The Company has instituted cost cutting measures to reduce its cash requirements.  The Company is also currently in the process of seeking out additional financing alternatives, including potential private equity sales of its securities, or seeking out a domestic or foreign strategic and/or financial partner to negotiate a transaction to best serve their long-term goals and needs.  There can be no assurance that the Company will be able to obtain any such financing upon favorable terms to the Company, or at all.  In the event that the Company is unable to secure sufficient financing to maintain its operations, its business and financial condition would be materially adversely affected.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments regarding this uncertainty.

The consolidated financial statements include AFP Imaging Corporation and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

The accounting policies followed during the interim periods reported on herein are in conformity with accounting principles generally accepted in the United States and are consistent with those applied for annual periods, as described in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008.  The Condensed Consolidated Balance Sheet at June 30, 2008 has been derived from the audited financial statements.

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

(2) Stock Option Plans:

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R.  As a result, the Company began recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards.  Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005.  Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.   Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated.  For the three months ended September 30, 2008 and September 30, 2007, no incentive stock options were granted, and therefore, there was no non-cash stock based compensation expense related to stock option awards.

When granting incentive stock options, the fair value of each option granted under the Company’s incentive stock plans is estimated on the date of grant using the Black-Scholes option pricing method.  Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of Company common stock, (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on Company common stock and (d) risk-free interest rates which are based on quoted US Treasury rates for securities with maturities approximating the options’ expected lives.  Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical period’s equivalent to the options’ expected lives.  Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices.  The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any dividends in the foreseeable future.

In April 2007, the Company granted an aggregate of 50,000 shares of Company common stock to an employee, half of which vested immediately and the remainder of which vested in April 2008.  These options were issued with a ten-year useful life.

(3) Per Share Data and Significant Capital Transactions:

The Company’s basic net loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is based upon the weighted average number of common shares and common share equivalents outstanding, when dilutive.  Common stock equivalents include (1) outstanding stock options and (2) outstanding warrants.

The following is a reconciliation from basic to diluted shares for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
	2008	2007
Basic Shares	17,928,800	17,928,800
Dilutive:
Options	---	---
Warrants	---	---
Diluted Shares	17,928,800	17,928,800

The diluted weighted average number of shares outstanding for the three months ended September 30, 2008 and 2007 does not include the potential exercise of the following stock options and warrants as such amounts were anti-dilutive.

	Three months ended September 30,
	2008	2007
Options	862,400	868,900
Warrants	850,000	850,000
Diluted Shares	1,712,400	1,718,900

(4) Long and Short Term Debt:

On April 13, 2007, the Company entered into a new senior secured facility (“Revolving Credit and Term Loan”) with a new lender (“Senior Secured Lender”) that replaced the Company’s existing $2.5 million revolving line of credit  that was due to expire on September 21, 2007.  The Revolving Credit and Term Loan consists of a $5 million convertible term note and a $3 million revolving loan facility.  The convertible term note bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007 with a final balloon payment of all remaining amounts due there-under on April 30, 2012.  The revolving loan bears interest at a rate of two percent plus prime rate per annum, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum “borrowing base” limitations, and has certain reporting requirements to the lender.  The convertible term note, in addition to being convertible by the Company upon the satisfaction of certain conditions, is convertible by the lender at any time into shares of common stock at a conversion price of $2.37 per share or 2,109,705 shares based on the initial principal amount of the convertible term note.

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

The Company’s aggregate outstanding advances under the Revolver exceed the maximum revolving credit commitment permissible under the Loan Agreement as a direct result of additional borrowings made by the Company under the Revolver to pay the term loan principal and interest charges and revolver interest charges for August, September and October 2008.  The Company is in default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum borrowings. The Senior Secured Lender has not accelerated the Revolver.  As described in Note 1, factors exist that result in doubt as to the Company’s ability to continue as a going concern.  The Company’s Revolving Credit and Term Loan Agreement contains a subjective acceleration clause and accordingly, all such debt has been classified as a current liability as of September 30, 2008 and June 30, 2008 in accordance with FASB Technical Bulletin No. 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.  As of September 30, 2008, the Company wrote-off the balance of the deferred financing costs related to this debt, approximately $152,250, which has been recorded as selling, general and administrative costs in the accompanying consolidated statements of operations, as the Company has not been able to successfully negotiate a waiver, a forbearance agreement or renegotiate this debt.  The Company was in compliance with all other terms and conditions of the Revolving Credit and Term Loan Agreements as of June 30, 2008.

As part of the original transaction, the Company granted to the Senior Secured Lender an aggregate of 800,000 five-year warrants to purchase shares of the Company’s common stock at exercise prices per share equal to $1.85 with respect to 266,666 warrants, $2.02 with respect to an additional 266,666 warrants, and $2.19 with respect to the remaining 266,668 warrants. The Company classified the warrants as equity, using the Black-Scholes Method to value these detachable warrants.  They have been recorded in the accompanying Consolidated Balance Sheets at $1,114,784.

The fair value of the warrants issued to the Senior Secured Lender is being treated as debt discount, and was originally accreted as interest expense utilizing the interest method over the 60-month term of the Term Loan.  As the Company has reclassified this debt as a current liability and has not been able to successfully negotiate a waiver, a forbearance agreement or renegotiate this debt, the balance of the debt discount, approximately $808,701, has been completely accreted as interest expense in the accompanying consolidated statements of operations.  The original assumptions used for the Black-Scholes option pricing model were as follows:  a risk-free interest rate of 4.66%, an expected volatility of 123%, an expected life of five years, and no expected dividends.  A summary of the balances of the Term Loan are as follows:

	September 30, 2008	June 30, 2008
Term Loan	$5,000,000	$5,000,000
Fair value of warrants (recorded as capital in excess of par)	(1,114,784)	(1,114,784)
Principal payments	(833,334)	(740,741)
Accretion of debt discount (recorded as interest expense)	1,114,784	253,158
Recorded value of Term Loan	$4,166,666	$3,397,633

QR has the ability to borrow up to 2,000,000 Euros under various lines of credit with two different financial institutions, and all such borrowings are classified as short term debt.  Most of these lines are guaranteed by its accounts receivables and inventory.  These lines of credit were granted in August 2007 and increased from 1,750,000 Euros to 2,000,000 Euros in April 2008.  There were 1,868,948 Euros outstanding as of September 30, 2008 and 1,652,712 Euros outstanding as of June 30, 2008.  The funds borrowed in Italy are guaranteed by specific outstanding accounts receivable and inventory, and the current rate of borrowing is a function of Euribor plus .75% to 1.5%.  QR has failed to make payment with respect to certain invoices payable to one of its financial institutions pursuant to one of its line of credit agreements.  The lender has notified QR that such invoices are past due, but has taken no further action at the present time in respect thereof.

As of September 30, 2008 and June 30, 2008, debt consisted of the following:

	September 30, 2008	June 30, 2008
Senior Secured Lender Term Loan, net of debt discount, where applicable	$4,166,666	$3,397,633
$3.0 Million Revolving Senior Credit Facility	2,871,957	2,569,952
Capitalized lease	29,010	30,903
Foreign line of credit borrowings	2,631,292	2,602,525
	9,698,925	8,601,013
Less current portion	9,678,116	8,578,056
Total long-term debt	$20,809	$22,957

At September 30, 2008, the Company had no unused lines of credit available.

Due to the short-term nature of all of the debt, as well as borrowing rates currently available to the Company, the fair market value of all of the Company's debt approximated its carrying value.

 (5) Inventories:

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventory reserves are provided for risks relating to slow moving items.  Demonstration equipment which is on consignment with customers is valued at cost, reduced for reductions in value due to technical obsolescence and/or wear and tear over periods up to five years.  At September 30, 2008 and June 30, 2008, inventories, consisted of the following:

	September 30, 2008	June 30, 2008
Raw materials and sub-component parts	$4,694,685	$3,675,763
Work-in-process and finished goods	2,269,999	3,274,366
	$6,964,684	$6,950,129

(6) Income Taxes:

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.  As of September 30, 2008, the Company has recorded net deferred tax assets of approximately $329,000 and as of June 30, 2008, net deferred tax liabilities of approximately $155,000, all of which relates to its foreign operations.  The September 30, 2008 net deferred tax assets are comprised of approximately $537,000 of deferred tax assets and $208,000 of deferred tax liabilities.  The June 30, 2008 net deferred tax liabilities are comprised of approximately $698,000 of deferred tax liabilities and $543,000 of deferred tax assets.  The deferred tax liabilities are related to the previously recorded net unrealized exchange gain on the intercompany note denominated in  U.S. dollars, as it will only be taxed when realized and when repayment is made; and the deferred tax assets are mainly related to the temporary differences on the intangible assets amortization.

 The net tax benefit recorded for the period ended September 30, 2008 and net tax expense for the period ended September 30, 2007 include foreign taxes at the statutory rates on the Company’s foreign operations, changes to the deferred tax accounts, and state income and capital taxes generated in the United States.  As of September 30, 2008, the Company had approximately $12.0 million in federal net operating loss carry forwards, and approximately $16.4 million in state net operating loss carry forwards.  These NOL’s will begin to expire in 2010 and are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code, may limit the amount of NOL’s available for use in any one year.

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109.  In accordance with FIN 48, the Company classifies interest as a component of income tax expense.  The implementation of FIN 48 had no impact on the Company’s financial statements, and no interest and penalties related to uncertain tax positions were accrued at September 30, 2008 and June 30, 2008.

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

The Company performed the required annual impairment tests as of June 30, 2008, in accordance with FASB Statements No. 142, Goodwill and Other Intangibles, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company expressly tested the developed technologies and customer relationships for impairment and determined that there had been impairment of $5,615,880 in their respective values.  The impairment was calculated by a comparison of the fair values of the assets, using discounted cash flows.  The impairment charge was booked in the fourth quarter of Fiscal Year 2008.

The Company tested goodwill for impairment by a comparison of the fair value of the reporting unit to its respective carrying value and determined that there was no impairment to the carrying value as of June 30, 2008.

The following is a summary of the intangible assets subject to amortization:

June 30, 2008	Gross carrying amount	Impairment	Adjusted carrying amount	Accumulated amortization	Net
Developed technologies	$6,159,856	$4,006,292	$2,153,564	$1,053,564	$1,100,000
Customer relationships	3,646,125	1,609,588	2,036,537	436,537	1,600,000
Non-compete contracts and other	389,044	---	389,044	91,493	297,551
Total	$10,195,025	$5,615,880	$4,579,145	$1,581,594	$2,997,551

September 30, 2008	Gross carrying amount	Accumulated amortization	Net
Developed technologies	$1,925,448	$984,317	$941,131
Customer relationships	1,820,816	441,976	1,378,840
Non-compete contracts and other	347,835	99,194	248,641
Total	$4,094,099	$1,525,487	$2,568,612

Amortization for the three months ended September 30, 2008 and 2007 were $118,854 and $288,454, respectively.

The change in the value of the other intangibles from the date of acquisition to September 30, 2008, and the change in accumulated amortization include changes in the US Dollar/Euro exchange rates, which fluctuated during the periods.  For the three months ended September 30, 2008 the impact was approximately $310,085 on the long-lived intangibles subject to amortization.

The changes in the carrying amount of goodwill are as follows:

For the period ended	Fiscal Year 2008	Three Months September 30, 2008
Balance as of July 1,	$3,846,405	$4,453,627
Foreign currency translation difference	607,222	(471,749)
Balance as of September 30, 2008	---	$3,981,878
Balance as of June 30, 2008	$4,453,627	---

(8) Segment Information:

As of September 30, 2008 and 2007, and June 30, 2008, the Company had one business segment, medical and dental x-ray imaging.  The medical and dental segment operations are conducted under the Dent-X, EVA, NewTom and AFP trade names and consist of the design, development, manufacturing, marketing and distribution of medical and dental x-ray imaging systems and all related accessories.  The amortization and impairment of the intangibles associated with the acquisition of QR has been attributed to the Italian operations.  Geographical financial information is as follows:

	Three months ended September 30,
	2008	2007
Net sales:
United States	$3,665,634	$3,674,784
Europe	1,918,879	1,821,114
Other	1,063,751	1,952,157
	$6,648,264	$7,448,055
Net (loss)/income
United States	$(2,302,877)	$(1,311,202)
Europe	(1,029,550)	597,691
	$(3,332,427)	$(713,511)

	September 30, 2008	June 30, 2008
Identifiable assets:
United States	$6,549,027	$8,282,539
Europe	11,686,538	13,118,300
Total	$18,235,565	$21,400,839

(9) Commitments and Contingencies:

The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985.  This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey.  The Company maintains that its waste materials were of a general commercial nature.  This claim was originally filed in 1998 by the federal government in United States District Court for the District of New Jersey, Newark Vicinage, citing several hundred other third-party defendants.  The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit.  The Company's claimed liability was potentially assessed by the plaintiff at $150,000.  The Company joined, along with other involved defendants in an alternative dispute resolution (ADR) process for smaller claims.  On May 7, 2008, a tentative mediated settlement was reached by all parties, and the Consent Decree memorializing the settlement is being negotiated by the governments and each group’s liaison counsel and is presently scheduled to be finalized by December 2008.  The Company’s share is $82,880 of which the Company’s insurance carrier has agreed to pay 50% of the settlement offer.  In October 2008, the Company and its insurance carrier each contributed $41,440 to the escrow account to settle this outstanding environment claim.  The Company cannot, at this time, assess the amount of liability that could result if this settlement is not finalized.  The Company's insurance carrier has agreed to equally share with the Company the defense costs incurred in this environmental claim.

On May 5, 2008, the Company and Dent-X International, Inc. commenced litigation in the United States District Court, Southern District of New York, against Genexa Medical, Inc. (“Genexa”) to recover $394,610 for goods sold and delivered to Genexa during the period from December 11, 2007 through March 13, 2008, after Genexa failed and refused to pay the amount due.  On June 27, 2008, Genexa filed an Answer and Counterclaims alleging several causes of action which are potentially material.  Although the Company intends to vigorously defend all such counterclaims, a determination as to the likelihood of Genexa prevailing on the merits with respect to such counterclaims is premature as of the date hereof.  The case was scheduled for an initial conference before Judge Charles L. Brieant on July 25, 2008, but Judge Brieant passed away and the case was reassigned.   In November 2008, both parties were instructed by the court to attempt to negotiate through a court appointed mediator.  The next court date has been set for January 9, 2009.   The Company intends to vigorously defend all counterclaims, however the Company cannot, at this time, assess the amount of liability that could result if there is an adverse decision.

The Company is involved in two other product liability claims; however, to date, no lawsuits have been filed.  The Company maintains that its equipment was not the cause of the respective incidents or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in these matters.  The Company does not believe that the final outcome of either of these matters will have a material adverse effect on the Company.

The Company has received notification of a customer complaint filed in the Superior Court of California, County of Placer, on December 19, 2007.  The Complaint seeks damages in excess of $25,000.  The Company has not yet been formally served with this Complaint.  The Company, through its attorneys, has repeatedly agreed to a settlement, but to date, no settlement has been reached.

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

 (10) New Accounting Standards:

Management does not believe that there were any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion may contain certain forward-looking statements based on current expectations that involve risks and uncertainties.  Actual results and timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in elsewhere in this report.  Except as otherwise disclosed, all amounts are reported in U.S. dollars ($).

Capital Resources and Liquidity

The Company believes that its senior secured credit facility and foreign lines of credit will not be sufficient to finance the Company’s ongoing worldwide working capital requirements for the next twelve months.  As previously disclosed, the Senior Secured Lender agreed to lend to the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility (“Revolver”).  The Company’s aggregate outstanding advances under the Revolver exceed the maximum revolving credit commitment permissible under the Loan Agreement as a direct result of additional borrowings made by the Company under the Revolver to pay the term loan principal and interest charges and revolver interest charges for August, September and October 2008.  The Company is in default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum.  The Senior Secured Lender has not accelerated the Revolver.   Additionally, the Company’s foreign subsidiary, QR, has failed to make payment with respect to certain invoices payable to one of its financial institutions pursuant to a line of credit agreement.  The lender has notified QR that such invoices are past due, but has taken no further action at the present time in respect thereof.   All of the Company’s debt, except for the capitalized lease, has been classified as a current liability in the accompanying consolidated financial statements.  The Company has instituted cost cutting measures to reduce its cash requirements.

The Company is also currently in the process of seeking out additional financing alternatives, including potential private equity sales of its securities, or seeking out a domestic or foreign strategic and/or financial partner to negotiate a transaction to best serve the Company’s long-term goal and needs.  There can be no assurance that the Company will be able to obtain any such financing upon favorable terms to the Company, or at all.  In the event that the Company is unable to secure sufficient financing to maintain its operations, its business and financial condition would be materially adversely affected.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments regarding this uncertainty.

The Company’s working capital at September 30, 2008 decreased by approximately $1.86 million from June 30, 2008.  This decrease is principally due to a decrease in accounts receivable due to lower sales in the current quarter. These lower sales are attributable to the current worldwide economic liquidity crisis which has, in turn, delayed the purchasing decisions for the Company’s high technology products and reduced the ability for potential customers to obtain financing for these products.  There was an increase in the current portion of the outstanding debt due to the acceleration and write-off of the balance of the imputed debt discount related to the warrants issued to the Senior Secured Lender of approximately $808,701, as the Company has currently not been able to successfully negotiate a waiver, a forbearance agreement or renegotiate the debt.  The Company also utilized a significant portion of its cash to satisfy previously contracted obligations.

Operating cash flows were negatively impacted in the three months ended September 30, 2008 principally due to the loss from operations.  This loss is mainly attributable to lower sales in this first quarter, increased worldwide marketing, sales and administrative costs related to the support and distribution of the Company’s high-tech products, the acceleration and write-off the deferred financing costs and the write-off of the imputed debt discount on the Term Note.  These factors caused the Company to utilize all of its cash resources.  The Company requires advance deposits from its customers on its high dollar valued equipment prior to shipment.  The Company has neither changed its payment policies to its vendors nor revised its payment terms with its customers; however, the Company has had to delay payments to vendors based on available cash resources, as the Company does not have any access to additional funds for working capital requirements.  The Company does not have the capacity to borrow on either its senior secured debt in the United States or its lines of credit in Europe.

Capital expenditures for the first three months of Fiscal Year 2009 were $19,402, consisting mainly of small tooling expenditures related to the redesign, development and production of new imaging equipment, and some new computer equipment.  The Company expects to continue to finance any future capital requirements principally from internally generated funds.  The total amount of capital expenditures is not limited under the Company’s Revolving Credit and Term Loan Agreement; however, the Company has significantly reduced or delayed its capital purchases in the current period due to the existing cash flow situation.

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

On April 13, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with the Senior Secured Lender, whereby the Senior Secured Lender agreed to lend the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility.  The term loan bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007 in 53 equal monthly installments of $92,593 with a final balloon payment of all remaining amounts due there under on April 30, 2012. The Company has not made any of the required term loan principal payments since July 2008 due to continuing cash flow problems.  The term loan is further subject to mandatory prepayment to the extent of 50% of proceeds received by the Company in connection with the sale of its capital stock unless such proceeds are utilized to acquire another business.  The revolving loans bear interest at a rate per annum of two percent (2%) plus the prime rate and are payable in full on April 30, 2012, have a specific formula to calculate available funds based on eligible accounts receivable and inventory, are subject to maximum “borrowing base” limitations, and has certain reporting requirements.  This senior secured Revolving Credit and Term Loan Agreement replaced the Company’s previous $2.5 million senior secured credit facility, which was due to expire on September 21, 2007.  The proceeds were used to fund a portion of the purchase price of QR srl, and for ongoing working capital requirements.

Both loans are subject to mandatory prepayment in full in the event of certain events deemed to be a “sale,” including, but not limited to, a merger, sale of assets or change in control.  The term loan is convertible by the Senior Secured Lender at any time into shares of Common Stock at a conversion price of $2.37 per share.  The term loan is convertible at the Company’s option upon the satisfaction of certain conditions, including a reported trading price equal to 175% of the conversion price, the common stock being traded on NASDAQ, and a certain minimum trading volume, among others.  In addition, the Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to the Senior Secured Lender as collateral security for repayment of the loans.  Further, each subsidiary agreed to guaranty performance of all of the Company’s obligations to the Senior Secured Lender.

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

The Company’s foreign subsidiary maintains various lines of credit with two separate financial institutions.  In April 2008, these lines were increased from 1,750,000 to 2,000,000 Euros.  The borrowings under most of these lines of credit are guaranteed by specific foreign accounts receivable and inventory.  These lines of credit were granted in August 2007 and there are no restrictive covenants, subordination clauses or corporate guarantees.  As of September 30, 2008, there was 1,868,948 Euros outstanding in connection therewith.  The Company’s foreign subsidiary has failed to make payment with respect to certain invoices payable to one of these financial institutions pursuant to a line of credit agreement.  The lender has notified QR that such invoices are past due, but has taken no further action at the present time in respect thereof.

The Company is dependent upon its Revolving Credit and Term Loan Agreement with the Senior Secured Lender, its foreign lines of credit, and continued minimum sales levels to finance its ongoing operations.  As of September 30, 2008, and the current date, the Company did not have any unused credit under the Revolving Credit and Term Loan Agreement as described above.

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

The U.S. dollar is the Company’s reporting currency; however, a significant portion of the consolidated operating results are denominated in Euros.  Since the acquisition in April 2007, the U.S. dollar/Euro exchange rate has fluctuated significantly, thereby impacting the Company’s financial results.  Between April 2007 and September 2008, the U.S. dollar/Euro exchange rate ranged from as low as $1.35 to as high as $1.57.  In the current quarter ended September 30, 2008, the U.S. dollar/Euro exchange rate varied from $1.57 to $1.40, based on the current worldwide economic conditions and marketplace uncertainty.  The Company does not usually use foreign exchange contracts to manage foreign currency exposure.  As of September 30, 2008, there were no outstanding foreign exchange contracts.

Based on the recent losses, the Company has instituted significant cost cutting measures in the first quarter of Fiscal 2009, which should begin to take effect in the second quarter Fiscal 2009.  These measures include reductions in operating costs and worldwide marketing and distribution costs, including payroll, employee benefits and operating overhead charges.

The Company’s operating results have varied in the past and are likely to vary in the future.  Due to variations that the Company has experienced in operating results, management does not believe that period-to-period comparisons of results of operations are necessarily meaningful or reliable as indicators of future performance.  These variations result from several factors, many of which are not in the Company’s control, including, but not limited to:

●	Changes in technology, specifically imaging modalities,
●	Demand for products and services,
●	The level of product, price and service competition,
●	Changes in product mix, which could affect profit margins,
●	Federal, state or local government regulation,
●	The timing of industry trade shows,
●	Currency fluctuations,
●	Capital spending budgets of customers,
●	General economic trends and conditions specific to the Company’s industry,
●	Changes in the prime rate of borrowing in the United States,
●	Changes in federal and foreign tax laws,
●	The timing of new product introductions by the Company as well as by its competitors,
●	Worldwide economic events which have negatively impacted potential customers’ purchasing decisions, and
●	Worldwide economic events which have negatively impacted the ability of customers to obtain financing.

Three Months Fiscal 2009 Versus Three Months Fiscal 2008

Sales decreased approximately $800,000 or 10.7% between the Fiscal 2008 and Fiscal 2009 three-month comparable periods.  The Company experienced lower sales in the current quarter, which can be attributable to the current worldwide economic liquidity crises which has negatively impacted the potential purchasing decisions for the Company’s high technology products and reduced the ability for customers to obtain financing for these products.  Many customers continue to reconsider their purchases for the Company’s equipment, based on their own economic circumstances and evolving worldwide market conditions.  There was an increase of approximately $540,000 related to sales of the three-dimensional dental x-ray imaging systems, most of which related to the reclassification from deferred revenue to revenue, based on completion of certain contractual obligations.  The Company’s veterinary products business increased approximately $100,000 mainly due to increased sales of general purpose digital x-ray systems designed for general veterinary applications.  Demand for the Company’s two-dimensional filmless digital dental radiography system for veterinary applications remained strong in the current quarter.  The Company’s two-dimensional filmless digital dental radiography system for human sales decreased approximately $240,000 due to the loss of the Company’s Canadian distributor and lower sales in the United States as dentists continue to delay their purchasing decisions.  The Company’s other dental x-ray systems showed a decrease of approximately $150,000 in the current three-month period as intra-oral x-rays have become a commodity product.  The Company’s analog film processor business including spare parts and chemistry showed a decrease of approximately $1.06 million in the current three-month period, due to the continuing transition from analog to digital imaging processing as U.S. healthcare professionals continue to migrate to digital imaging equipment, which the Company also supplies, and the postponement of a large international order until the third quarter of the current year.  The Company has continued its efforts to increase worldwide distribution and expand and develop new international markets for its digital products.

Gross profit as a percent of sales stayed relatively constant between the Fiscal 2008 and Fiscal 2009 three-month comparable periods.

Selling, general, and administrative costs increased approximately $460,000 or 14.8%, between the Fiscal 2008 and Fiscal 2009 three-month comparable periods.  Approximately $380,000 of this increase is due to increased operating costs in Italy, and the balance relates to operations in the United States.  During the second half of Fiscal Year 2008, the Company increased administrative and sales personnel in Italy to properly produce, position, market and distribute the three-dimensional products worldwide, and a senior executive relocated to Italy from the US.  The Company also leased additional R & D space in Italy in January 2008, to allow for a realignment of factory production and distribution demands.  The Company sponsored “NewTom” day in July 2008, for its existing dealers and potential new customers to promote awareness of the Company’s three-dimensional imaging products and product improvements; this event is held every other year.  The increase in the United States is due to the write-off of approximately $152,250 related to the deferred financing costs which had been capitalized in April 2007, as the Company has not currently been able to successfully negotiate a waiver, a forbearance agreement or renegotiate its senior secured debt.  There was a net decrease of approximately $70,000 related to the Company’s administrative, marketing/sales and technical support costs.  The Company reduced the number of exhibitions it attended in the current three-month period and reduced its outside consultants due to the current restraints on available funding.  The Company continued to increase its technical support costs related to the new digital equipment, as the installed base increased in the United States in the past year.  The three-dimensional imaging systems require a devoted infrastructure support system, including installation, training and related costs to assist users.

Amortization of intangibles decreased approximately $169,600 or 58.8% due to the impairment charge of $5.6 million recorded in Fiscal Year 2008, which lowered the gross value of the other intangibles being amortized.

Research and development costs increased approximately $46,500, or 10.7%, between the Fiscal 2008 and Fiscal 2009 three-month comparable periods.  The Company’s research and development efforts and technologies were significantly enhanced by the acquisition of QR.  All of this increase is due to research and development efforts in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications, including both hardware and software enhancements.  Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  Research and development costs may continue to increase over the next several years as the Company evaluates its strategy to develop and market additional high-tech digital products.

For the three-month period ended September 30, 2008, the loss on foreign currency transactions amounted to $1,362,375 due to the significant decrease in the value of the Euro in relation to the U.S. dollar during this time period.  A deferred tax asset has been recorded in Italy for this unrealized loss, in accordance with local laws.  For the three-month period ended September 30, 2007, the gain on foreign currency transactions amounted to $577,123 due to the increase in the value of the Euro in relation to the U.S. dollar during this time period.  A deferred tax liability was recorded in Italy for this unrealized gain.  This is an unrealized non-cash foreign currency transaction related to the US dollar denominated intercompany note and recorded by QR in Euros.

For the three-month period ended September 30, 2008, net interest expense was approximately $1.058 million.  For the three-month period ended September 30, 2007, net interest expense was approximately $253,700.  This increase of approximately $804,000 is mainly attributable to the acceleration and write-off of the balance of the Term Note imputed  debt discount of $808,701, as the Company has not been able to successfully negotiate a waiver, a forbearance agreement or renegotiate its senior secured debt.  There was also approximately $1.7 million more in average borrowings during the current three-month period offset by a lower rate of borrowing on the Revolver, due to recent decreases in the prime rate of borrowing.

The net tax benefit recorded for the period ended September 30, 2008 and net tax expense for the period ended September 30, 2007, include foreign taxes at the statutory rates on the Company’s foreign operations, changes to the deferred tax accounts, and state income and capital taxes generated in the United States.  As of September 30, 2008, the Company had approximately $12.0 million in federal net operating loss carry forwards, and approximately $16.4 million in state net operating loss carry forwards.  These NOL’s will begin to expire in 2010 and are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code, may limit the amount of NOL’s available for use in any one year.

 As of September 30, 2008, the Company has recorded net deferred tax assets of approximately $329,000 and as of June 30, 2008, net deferred tax liabilities of approximately $155,000, all of which relates to its foreign operations.  The September 30, 2008 net deferred tax assets are comprised of approximately $537,000 of deferred tax assets and $208,000 of deferred tax liabilities.  The June 30, 2008 net deferred tax liabilities are comprised of approximately $698,000 of deferred tax liabilities and $543,000 of deferred tax assets. The deferred tax liabilities are related to the previously recorded net unrealized exchange gain on the intercompany note denominated in US dollars, as it will only be taxed when realized and when repayment is made; and the deferred tax assets are mainly related to the temporary differences on the intangible assets amortization.

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

Inventories
Inventories, which include material and a small component of work-in-process labor and overhead, are stated at the lower of cost (first in, first out) or market (net realizable value).  The Company has established inventory reserves based on inventory estimated to be obsolete, slow moving, or unmarketable due to changing technological and/or market conditions.  If actual market and technical conditions are less favorable than those anticipated, additional inventory reserves would be required.  There have been no significant changes in the computation methodology of the reserves for inventory in the past two years.

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

In Fiscal 2008, the Company’s Italian subsidiary began to separately account for warranty costs related to its three-dimensional digital imaging equipment and has recorded a warranty reserve as of June 30, 2008 and September 30, 2008.

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

The Company has recorded NOLs amounting to approximately $12.0 million in federal NOLs and $16.4 million in state NOLs at September 30, 2008.  The NOLs are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company, as defined in Section 382 of the Internal Revenue Code, may limit the amount of NOLs available for use in any one year.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.  Controls and Procedures.

a) Evaluation of disclosure controls and procedures

The Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of September 30, 2008.  The controls evaluation was conducted under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer.  Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that, as a result of the identification of the material weaknesses identified below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, management concluded that the Company's internal controls over financial reporting were not operating effectively.  It was determined that there were control deficiencies that when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of September 30, 2008.  Those deficiencies were as follows:

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

Remediation of Material Weaknesses
Management concluded that the above identified material weakness did not result in material audit adjustments to our 2008 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified deficiencies noted above could result in a material misstatement in our financial statements that might result in a material misstatement in a future annual or interim period.

In an effort to remediate the identified material weaknesses, the recommendations are as follows:

1. Management will consider seeking candidates to expand the Board of Directors in order to ensure a majority of the Board is independent.

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

●
Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

●	Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;
●	Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or
●	Other relevant experience.

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

(b) Changes in internal controls

During the quarter ended September 30, 2008, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

In October 2008, the Company and its insurance carrier each contributed $41,440 to the escrow account to settle the outstanding environment claim relating to property owned by the Company in New Jersey between August 1984  and June 1985.  The Consent Decree memorializing the settlement is presently scheduled to be finalized by December 2008.

In November 2008, the Company and Genexa Medical, Inc., were instructed by the court to attempt to negotiate through a court appointed mediator the outstanding litigation which had originally been filed on May 5, 2008 in the United States District Court, Southern District of New York.  The next court date has been set for January 9, 2009.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company.

Item 6.   Exhibits.

31.1 - Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a – 14 (a) or Rule 15d-14(a).*
31.2 - Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a – 14 (a) or Rule 15d-14(a).*
31.3 - Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a – 14 (a) or Rule 15d-14(a).*
32.1 - Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.*
32.2 - Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.*
32.3 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.*
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION
(Registrant)

By:	/s/ David Vozick
David Vozick
Chairman of the Board,
(Co-Chief Executive Officer)
Secretary, Treasurer
Date: November 19, 2008

By:	/s/ Donald Rabinovitch
Donald Rabinovitch
President
(Co-Chief Executive Officer)
Date: November 19, 2008

By:	/s/ Elise Nissen
Elise Nissen
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 19, 2008