Form 10-Q
period 2008-12-31
AFP IMAGING CORP
filed 2009-02-23
CIK 319126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes    X        No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer _____	Accelerated filer ______	Non-accelerated filer _____
(Do not check if a smaller reporting company)
Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes______   No___X__

The registrant had 17,928,800 shares of its common stock outstanding as of February 12, 2009.

AFP Imaging Corporation

Table of Contents

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause the actual results of AFP Imaging Corporation (collectively with its subsidiaries, the “Company”) or achievements expressed or implied by such forward-looking statements to not occur, not be realized or differ materially from that stated in such forward-looking statements.  Forward-looking statements may be identified by terminology such as “plan,” “may,” “will,” “could,” “would,” “project,” “expect,” “believe,” “estimate,” “anticipate,” ”intend,” “continue,” “potential,” “opportunity” or similar terms, variations of such terms, or the negative of such terms or variations.  Potential risks, uncertainties and factors include, but are not limited to:

•	adverse changes in general economic conditions,
•	the Company’s ability to cure the default situation with its senior secured lender,
•	the Company’s ability to repay its debts when due,
•	changes in the markets for the Company’s products and services,
•	the ability of the Company to successfully design, develop, manufacture and sell new products,
•	the Company’s ability to successfully market its existing and new products,
•	adverse business conditions,
•	changing industry and competitive conditions,
•	the effect of technological advancements on the marketability of the Company’s products,
•	the Company’s ability to protect its intellectual property rights and/or where its intellectual property rights may infringe on the intellectual property rights of others,
•	maintaining operating efficiencies,
•	pricing pressures,
•	risks associated with foreign sales,
•	risks associated with the loss of services of the key executive officers,
•	the Company’s ability to attract and retain key personnel,
•	difficulties in maintaining adequate long-term financing to meet the Company’s obligations and fund the Company’s operations,
•	changes in the nature or enforcement of laws and regulations concerning the Company’s products, services, suppliers, or customers,
•	determinations in various outstanding legal matters,
•	the success of the Company’s strategy to increase its market share in the industries in which it competes,
•	the Company’s ability to successfully integrate the operations of any entity acquired by the Company with the Company’s operations,
•	changes in currency exchange rates and regulations, and
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

In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position as of December 31, 2008, and its results of operations for the six and three-month periods ended December 31, 2008 and 2007, and its cash flows for the six-month periods ended December 31, 2008 and 2007, consisting of normal recurring adjustments, have been included.  The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods.

Item 1:  FINANCIAL STATEMENTS

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – December 31, 2008 and June 30, 2008

Assets	December 31, 2008	June 30, 2008	Liabilities and Shareholders' Equity	December 31, 2008	June 30, 2008
	(Unaudited)			(Unaudited)
Current Assets:			Current Liabilities:
Cash and cash equivalents	$1,451,609	$819,444	Current portion of long-term debt	$8,456,857	$8,578,056
Accounts receivable, less allowance for doubtful accounts of $918,625 and $919,483, respectively	2,223,056	4,281,796	Accounts payable	3,358,457	3,557,357
			Accrued expenses and other current liabilities	2,774,227	3,525,308
			Deferred revenue	40,000	822,000
			Total current liabilities	14,629,541	16,482,721
Inventories	4,342,232	6,950,129
Prepaid expenses and other current assets	338,609	557,947	Deferred liabilities	662,100	718,358
Deferred income taxes	83,351	76,921	Long-term debt	18,592	22,957
Total current assets	8,438,857	12,686,237	Total liabilities	15,310,233	17,224,036

			Commitments and Contingencies (Note 9)

Property and equipment			Shareholders’ Equity:
At cost	2,279,229	2,252,099	Preferred stock - $.01 par value; authorized
Less accumulated depreciation	(1,896,519)	(1,778,510)	5,000,000 shares, none issued	-	-
	382,710	473,589	Common stock, $.01 par value; authorized
			100,000,000 shares at December 31, 2008
			and 30,000,000 shares at June 30, 2008;
			and 17,928,800 shares outstanding at
			December 31, 2008 and June 30, 2008	179,288	179,288
Deferred income taxes	611,330	466,022	Common stock warrants	91,131	91,131
Other assets	162,938	323,813	Paid-in capital	25,444,176	25,444,176
Goodwill	3,936,627	4,453,627	Accumulated deficit	(26,860,273)	(21,809,709)
Other intangibles, net	2,429,265	2,997,551	Cumulative translation adjustment	1,797,172	271,917
			Total shareholders’ equity	651,494	4,176,803

			Total Liabilities and Shareholders’
Total Assets	$15,961,727	$21,400,839	Equity	$15,961,727	$21,400,839

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31

	2008	2007	2008	2007

Net sales	$7,281,315	$8,659,383	$13,929,579	$16,107,438

Cost of sales	3,939,310	5,105,677	7,785,742	9,461,093

Gross profit	3,342,005	3,553,706	6,143,837	6,646,345

Selling, general and administrative expenses	3,542,933	3,680,281	7,114,286	6,791,782
Amortization of intangibles	104,300	303,828	223,154	592,282
Research and development expenses	328,786	569,007	809,251	1,003,004
	3,976,019	4,553,116	8,146,691	8,387,068

Operating loss	(634,014)	(999,410)	(2,002,854)	(1,740,723)

Foreign currency (loss)/gain on intercompany note	(788,330)	518,223	(2,150,705)	1,095,346

Interest expense, net	222,564	239,805	1,280,201	493,464

Loss before provision for income taxes	(1,644,908)	(720,992)	(5,433,760)	(1,138,841)

Provision/(benefit) for income taxes	73,229	1,003,716	(383,196)	1,299,378

Net loss	$(1,718,137)	$(1,724,708)	$(5,050,564)	$(2,438,219)

Net loss per common share:
Basic	$(.10)	$(.10)	$(.28)	$(.14)
Diluted	$(.10)	$(.10)	$(.28)	$(.14)

Weighted average shares outstanding common stock:
Basic	17,928,800	17,928,800	17,928,800	17,928,800
Diluted	17,928,800	17,928,800	17,928,800	17,928,800

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries Condensed Consolidated Statements of Shareholders’ Equity For the Six Months Ended December 31, 2008 and 2007 (Unaudited)
	Comprehensive Loss	Common Stock	Common Stock Warrants	Paid-in-Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total
Balance June 30, 2007	$--	$179,288	$91,131	$25,404,045	$(10,760,543)	$(38,488)	$14,875,433
Foreign currency translation gain	73,546	--	--	--	--	73,546	73,546
Net loss for six months ended December 31, 2007	(2,438,219)	--	--	--	(2,438,219)	--	(2,438,219)
Comprehensive loss	(2,346,673)	--	--	--	--	--	--
Balance December 31, 2007	$--	$179,288	$91,131	$25,404,045	$(13,198,762)	$35,058	$12,510,760

Balance June 30, 2008	$--	$179,288	$91,131	$25,444,176	$(21,809,709)	$271,917	$4,176,803
Foreign currency translation gain	1,525,255	--	--	--	--	1,525,255	1,525,255
Net loss for six months ended December 31, 2008	(5,050,564)	--	--	--	(5,050,564)	--	(5,050,564)
Comprehensive loss	(3,525,309)	--	--	--	--	--	--
Balance December 31, 2008	$--	$179,288	$91,131	$25,444,176	$(26,860,273)	$1,797,172	$651,494

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,

	2008	2007
Cash flows from operating activities:
Net loss	$(5,050,564)	$(2,438,219)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities-
Depreciation and amortization	509,998	769,562
Amortization of discount on term loan	861,626	101,275
Contractual obligation to previous owners	505,014	---
Provision for losses on accounts receivable	20,000	---
Exchange rate effect on intercompany note	2,105,323	(893,645)
Deferred income taxes	(604,923)	921,074
Change in assets and liabilities:
Decrease in accounts receivable	1,849,820	977,553
Decrease in inventories	2,435,581	1,053,813
Increase in prepaid expenses and other assets	(21,296)	(76,415)
Increase/(decrease) in accounts payable	53,478	(1,397,774)
(Decrease)/Increase in accrued expenses and other current liabilities	(492,473)	185,860
Decrease in deferred liabilities	(780,176)	(42,292)
Total adjustments	6,441,972	1,599,011

Net cash provided by/(used in) operating activities	1,391,408	(839,208)

Cash flows from investing activities:
Purchases of property and equipment	(39,799)	(57,880)

Net cash used in investing activities	(39,799)	(57,880)

Cash flows from financing activities:
Borrowing of debt	422,159	1,304,730
Repayment of debt	(1,120,138)	(185,185)

Net cash (used in)/provided by financing activities	(697,979)	1,119,545

Exchange rate effect on cash and cash equivalents	(21,465)	73,546

Net increase in cash and cash equivalents	632,165	296,003

Cash and cash equivalents, at beginning of period	819,444	921,632

Cash and cash equivalents, at end of period	$1,451,609	$1,217,635

Supplemental cash flow disclosures: Cash paid during the periods for-
Interest	$233,147	$409,684
Income taxes, net of refunds	$73,432	$836,331

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
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

The Company’s primary objective is to be a leading provider of cost effective, diagnostic radiographic products for applications in the medical, dental, veterinary and industrial imaging fields.  The Company is concentrating on:
•	continually broadening its product offerings in the transition from x-ray film to electronic imaging,
•	enhancing both its domestic and international distribution channels, and
•	expanding its worldwide market presence in the diagnostic dental and medical imaging fields.

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

The Company presently believes that its senior secured credit facility and foreign lines of credit will not be sufficient to finance its ongoing worldwide working capital requirements for the next twelve months.  As previously disclosed, the Senior Secured Lender agreed to lend to the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility (“Revolver”).  The Company’s aggregate outstanding advances under the Revolver exceed the maximum revolving credit commitment permissible under the Loan Agreement as a direct result of additional borrowings made by the Company under the Revolver to pay the term loan principal and interest charges and revolver interest charges for August through December 2008.  The Company is in default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum.  The Senior Secured Lender has not accelerated the Revolver. The Senior Secured Lender began charging the default rate of interest (an additional four (4) points) on the Revolving Credit and Term Loan effective December 1, 2008.  As of December 31, 2008, the rate was 14% on the convertible term note and 9.25% on the revolving loan facility.  The Company’s Revolving Credit and Term Loan Agreement contains a subjective acceleration clause and accordingly, all such debt has been classified as a current liability as of December 31, 2008 and June 30, 2008 in accordance with FASB Technical Bulletin No. 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.

The Company’s foreign subsidiary, QR, has failed to make timely payment with respect to certain amounts due to one of its financial institutions pursuant to one of its line of credit agreements.  In January 2009, this lender agreed to an extended repayment through October 2009 and reduced the line of credit borrowings from 2,000,000 Euros to 1,000,000 Euros; and to extend no further borrowings on this line of credit.

All of the Company’s debt, except for the capitalized lease, has been classified as a current liability in the accompanying consolidated financial statements.

The Company has instituted significant cost cutting measures to reduce its operating cash requirements.  The Company has reduced overhead and many discretionary expenditures.  The Company, along with its investment banking consultants, is also currently in the process of seeking out additional financing alternatives, including potential private equity sales of its securities, or seeking out a domestic or foreign strategic and/or financial partner to negotiate a transaction, including a merger with or acquisition by another entity, to best serve its long-term goals and needs.  There can be no assurance that the Company will be able to obtain any such financing upon favorable terms to it, or at all.  In the event that the Company is unable to secure sufficient financing or a transaction to maintain its operations, its business and financial condition would be materially adversely affected.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments regarding this uncertainty.

The consolidated financial statements reflect the financial position of the Company and its wholly-owned subsidiaries.  They do not reflect any significant intercompany transactions.

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

(2) Stock Option Plans:

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R.  As a result, the Company began recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards.  Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005.  Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.   Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated.  For the six months ended December 31, 2008 and December 31, 2007, no incentive stock options were granted, and therefore, there was no non-cash stock based compensation expense related to stock option awards.

When granting incentive stock options, the fair value of each option granted under the Company’s incentive stock plans is estimated on the date of grant using the Black-Scholes option pricing method.  Using this model, fair value is calculated based on assumptions with respect to (a) expected volatility of the market price of the Company’s common stock (the “Common Stock”), (b) the periods of time over which employees, directors and other option holders are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on the Common Stock and (d) risk-free interest rates which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives.  Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical period’s equivalent to the options’ expected lives.  Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar prices.  The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any dividends in the foreseeable future.

In April 2007, the Company granted an aggregate of 50,000 shares of Common Stock to an employee, at their current market value, half of which vested immediately and the remainder of which vested in April 2008.  These options were issued with a ten-year useful life.

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

The following is a reconciliation from basic to diluted shares for the three and six months ended December 31, 2008 and 2007:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Basic Shares	17,928,800	17,928,800	17,928,800	17,928,800
Dilutive:
Options	---	---	---	---
Warrants	---	---	---	---
Diluted Shares	17,928,800	17,928,800	17,928,800	17,928,800

The following stock options and warrants have been excluded from the diluted weighted average number of shares outstanding for the three and six months ended December 31, 2008 and 2007, since their potential exercise would be anti-dilutive.

	Three and six months ended December 31,
	2008	2007
Options	849,400	891,900
Warrants	850,000	850,000
Diluted Shares	1,699,400	1,741,900

The Company’s Certificate of Incorporation was amended, in December 2008, to increase the number of outstanding authorized shares of common stock from 30,000,000 to 100,000,000, all with a stated par value of $.01 per share.  No new shares of common stock have been issued.

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

The Company and each of its wholly-owned  domestic subsidiaries executed a collateral agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to the Senior Secured Lender as collateral security for repayment of the loans.  The Revolving Credit and Term Loan is secured by all of the Company’s and its wholly-owned subsidiaries’ inventory, accounts receivable, equipment, officer life insurance policies and proceeds thereof, trademarks, licenses, patents and general intangibles.

The Company’s aggregate outstanding advances under the Revolver exceed the maximum revolving credit commitment permissible under the Loan Agreement as a direct result of additional borrowings made by the Company under the Revolver to pay the term loan principal and interest charges and revolver interest charges for August through December 2008.  The Company is in default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum borrowings. The Senior Secured Lender has not accelerated the Revolver.  The Senior Secured Lender began charging the default rate of interest (an additional four (4) points) on the Revolving Credit and Term Loan effective December 1, 2008.  As of December 31, 2008, the rate was 14% on the convertible term note and 9.25% on the revolving loan facility.  As described in Note 1, factors exist that result in doubt as to the Company’s ability to continue as a going concern.  The Company’s Revolving Credit and Term Loan Agreement contains a subjective acceleration clause and accordingly, all such debt has been classified as a current liability as of December 31, 2008 and June 30, 2008 in accordance with FASB Technical Bulletin No. 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.  In the first quarter of Fiscal Year 2009, the Company wrote-off the balance of the deferred financing costs related to this debt, approximately $152,250, which has been recorded as selling, general and administrative costs in the accompanying consolidated statements of operations, as the Company has not been able to successfully negotiate a waiver, a forbearance agreement or renegotiate this debt.  The Company was in compliance with all other terms and conditions of the Revolving Credit and Term Loan Agreement as of June 30, 2008.

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

The fair value of the warrants issued to the Senior Secured Lender is being treated as debt discount, and was originally accreted as interest expense utilizing the interest method over the 60-month term of the Term Loan.  As the Company has reclassified this debt as a current liability and has not been able to successfully negotiate a waiver, a forbearance agreement or renegotiate this debt, the balance of the debt discount, approximately $808,701, was accreted as interest expense in the quarter ended September 30, 2008, in the accompanying consolidated statements of operations.  The original assumptions used for the Black-Scholes option pricing model were as follows:  a risk-free interest rate of 4.66%, an expected volatility of 123%, an expected life of five years, and no expected dividends.  A summary of the balances of the Term Loan are as follows:

	December 31, 2008	June 30, 2008
Term Loan	$5,000,000	$5,000,000
Fair value of warrants (recorded as capital in excess of par)	(1,114,784)	(1,114,784)
Principal payments	(833,334)	(740,741)
Accretion of debt discount (recorded as interest expense)	1,114,784	253,158
Recorded value of Term Loan	$4,166,666	$3,397,633

QR currently has the ability to borrow up to 1,000,000 Euros under various lines of credit with one foreign financial institution and all such borrowings are classified as short term debt.  Most of these lines are guaranteed by its accounts receivables and inventory.  These lines of credit were granted in August 2007 and increased from 1,750,000 to 2,000,000 Euros in April 2008 and decreased to 1,000,000 Euros in January 2009.  There were 926,582 Euros outstanding as of December 31, 2008 and 1,652,712 Euros outstanding as of June 30, 2008.  The funds borrowed in Italy are guaranteed by specific outstanding accounts receivable and inventory, and the current rate of borrowing is a function of Euribor plus .75% to 1.5%.  QR has failed to make timely payment with respect to certain amounts due to one of its financial institutions pursuant to one of its line of credit agreements.  In January 2009, this lender agreed to extend repayment through October 2009 and to extend no further borrowings on this line of credit.

As of December 31, 2008 and June 30, 2008, debt consisted of the following:

	December 31, 2008	June 30, 2008
Senior Secured Lender Term Loan, net of debt discount, where applicable	$4,166,666	$3,397,633
$3.0 Million Revolving Senior Credit Facility	2,992,111	2,569,952
Capitalized lease	27,056	30,903
Foreign line of credit borrowings	1,289,616	2,602,525
	8,475,449	8,601,013
Less current portion	8,456,857	8,578,056
Total long-term debt	$18,592	$22,957

At December 31, 2008, the Company had no unused lines of credit available.

Due to the short-term nature of all of the debt, the fair market value of all of the Company's debt approximated its carrying value.

 (5) Inventories:

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventory reserves are provided for risks relating to slow moving items.  Demonstration equipment which is on consignment with customers is valued at cost, reduced for reductions in value due to technical obsolescence and/or wear and tear over periods up to five years.  At December 31, 2008 and June 30, 2008, inventories, consisted of the following:

	December 31, 2008	June 30, 2008
Raw materials and sub-component parts	$2,958,900	$3,675,763
Work-in-process and finished goods	1,383,332	3,274,366
	$4,342,232	$6,950,129

(6) Income Taxes:

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.  As of December 31, 2008, the Company has recorded net deferred tax assets of approximately $467,587 and as of June 30, 2008, net deferred tax liabilities of approximately $155,000.  The December 31, 2008 net deferred tax assets are comprised of approximately $694,681 of deferred tax assets and $227,094 of deferred tax liabilities.  The June 30, 2008 net deferred tax liabilities are comprised of approximately $698,000 of deferred tax liabilities and $543,000 of deferred tax assets.  The deferred tax liabilities are related to the previously recorded net unrealized exchange gain on the intercompany note denominated in U.S. dollars, as it will only be taxed when realized and when repayment is made, and to differences related to the amortization of the acquisition goodwill for tax purposes.  The deferred tax assets are mainly related to the temporary differences on the intangible assets amortization.

The net tax provision and/or benefit respectively recorded for the three and six months ended December 31, 2008 and the net tax provision for the three and six months ended December 31, 2007 include foreign taxes at the statutory rates on the Company’s foreign operations, changes to the deferred tax accounts, and state income and capital taxes generated in the United States. As of December 31, 2008, the Company established a non-current deferred tax liability of approximately $166,000 to reflect tax differences related to the amortization of the acquisition goodwill for tax purposes.  This amount is included in the tax provision for the three and six months ended December 31, 2008.  As of December 31, 2008, the Company had approximately $12.0 million in federal net operating loss carry forwards, and approximately $16.4 million in state net operating loss carry forwards.  These NOL’s will begin to expire in 2010 and are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code, may limit the amount of NOL’s available for use in any one year.

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109.  In accordance with FIN 48, the Company classifies interest as a component of income tax expense.  The implementation of FIN 48 had no impact on the Company’s financial statements, and no interest and penalties related to uncertain tax positions were accrued at December 31, 2008 and June 30, 2008.

(7) Intangible Assets and Goodwill:

On April 19, 2007, the Company acquired QR, an Italian corporation located in Verona, Italy.  The carrying values of QR’s assets and liabilities were adjusted to their fair values on April 19, 2007 and the difference between the purchase price and the fair value of the net assets and liabilities was recorded as goodwill.  The goodwill and intangible amounts are maintained in Euros on the subsidiary’s books and converted into U.S. dollars at the respective exchange rate.

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

As of December 31, 2008, the Company does not believe there is any impairment of its goodwill or of its other intangible assets.  However, the occurrence of future events or deteriorating conditions, not limited to the Company's inability to obtain additional financing alternatives (as described in Note 1), operating or cash flow losses, potential merger with or acquisition by another entity, potential sale or disposal of assets significantly before the end of their previous estimated useful lives, may result in a future impairment.

The following is a summary of the intangible assets subject to amortization:

June 30, 2008	Gross carrying amount	Impairment	Adjusted carrying amount	Accumulated amortization	Net
Developed technologies	$6,159,856	$4,006,292	$2,153,564	$1,053,564	$1,100,000
Customer relationships	3,646,125	1,609,588	2,036,537	436,537	1,600,000
Non-compete contracts and other	389,044	---	389,044	91,493	297,551
Total	$10,195,025	$5,615,880	$4,579,145	$1,581,594	$2,997,551

December 31, 2008	Gross carrying amount	Accumulated amortization	Net
Developed technologies	$1,903,566	$1,015,000	$888,566
Customer relationships	1,800,124	488,046	1,312,078
Non-compete contracts and other	343,881	115,260	228,621
Total	$4,047,571	$1,618,306	$2,429,265

Amortization for the three and six months ended December 31, 2008 were $104,300 and $223,154, respectively.  Amortization for the three and six months ended December 31, 2007 were $303,828 and $592,282, respectively.

The change in the value of the other intangibles from the date of acquisition to December 31, 2008, and the change in accumulated amortization include changes in the U.S. Dollar/Euro exchange rates, which fluctuated during the periods.  For the six months ended December 31, 2008, the impact was approximately $345,132 on the long-lived intangibles subject to amortization.

The changes in the carrying amount of goodwill are as follows:

For the period ended	Fiscal Year 2008	Six Months ended December 31, 2008
Balance as of July 1,	$3,846,405	$4,453,627
Foreign currency translation difference	607,222	(517,000)
Balance as of December 31, 2008	---	$3,936,627
Balance as of June 30, 2008	$4,453,627	---

(8) Segment Information:

As of December 31, 2008 and 2007, and June 30, 2008, the Company had one business segment, medical and dental x-ray imaging.  The medical and dental segment operations are conducted under the Dent-X, EVA, NewTom and Company trade names and consist of the design, development, manufacturing, marketing and distribution of medical and dental x-ray imaging systems and all related accessories.  The amortization and impairment of the intangibles associated with the acquisition of QR has been attributed to the Italian operations.  Geographical financial information is as follows:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net sales:
United States	$4,141,376	$4,631,847	$7,807,010	$8,306,631
Europe	1,235,758	1,444,026	3,487,042	3,265,140
Other	1,904,181	2,583,510	2,635,527	4,535,667
	$7,281,315	$8,659,383	$13,929,579	$16,107,438
Net (loss)/income
United States	$(735,927)	$(1,723,930)	$(2,705,942)	$(3,035,132)
Europe	(982,210)	(778)	(2,344,622)	596,913
	$(1,718,137)	$(1,724,708)	$(5,050,564)	$(2,438,219)

	December 31, 2008	June 30, 2008
Identifiable assets:
United States	$5,401,695	$8,282,539
Europe	10,560,032	13,118,300
Total	$15,961,727	$21,400,839

(9) Commitments and Contingencies:

The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985.  This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey.  The Company maintains that its waste materials were of a general commercial nature.  This claim was originally filed in 1998 by the federal government in United States District Court for the District of New Jersey, Newark Vicinage, citing several hundred other third-party defendants.  The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit.  The Company's claimed liability was potentially assessed by the plaintiff at $150,000.  The Company joined the other involved defendants in an alternative dispute resolution (ADR) process for smaller claims.  On May 7, 2008, a tentative mediated settlement was reached by all parties, and the Consent Decree memorializing the settlement was lodged with the Court in January 2009.  The Company’s share is $82,880, of which the Company’s insurance carrier has agreed to pay 50% of the settlement offer and to continue to equally share the defense costs incurred in this environmental claim.  In October 2008, the Company and its insurance carrier each contributed $41,440 to an escrow account to settle this outstanding environment claim.  There is a ninety day comment period, and the Court is expected to enter the Consent Decree in April 2009.  The Company cannot, at this time, assess the amount of liability that could result if this settlement is not finalized.

On May 5, 2008, the Company and Dent-X International, Inc. commenced litigation in the United States District Court, Southern District of New York, against Genexa Medical, Inc. (“Genexa”) to recover $394,610 for goods sold and delivered to Genexa during the period from December 11, 2007 through March 13, 2008, after Genexa failed and refused to pay the amount due.  On June 27, 2008, Genexa filed an Answer and Counterclaims alleging several causes of action which are potentially material.  In November 2008, both parties were instructed by the court to meet on January 9, 2009 to attempt to negotiate through a court appointed mediator; Genexa did not appear.  The next court date was set for February 5, 2009, and Genexa did not appear again.  The court has permitted Genexa’s attorneys to withdraw from the case and no new attorneys have been appointed as of the date of this filing. Moreover, the shareholders of Genexa recently voted in favor of its liquidation.  The Company has filed a motion requesting Summary Judgment and dismissal of the case and is awaiting the judge’s ruling.

The Company is a defendant (with several other parties) in a product liability insurance action, which was filed in January 2009, in the Superior Court of Justice, Ontario, Canada, under the simplified procedure provided in Rule 76 of the Rules of Civil Procedure.  The plaintiff, through their insurance company, claims that the Company’s equipment caused damage to the plaintiff’s premises in May 2007.  The complaint seeks approximately $50,000 in compensatory damages.  The Company maintains that its equipment was not the cause of the incident or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in this matter.  The Company does not believe that the final outcome of this matter will have a material adverse effect on its consolidated financial statements.

The Company is involved in another product liability claim; however, to date, no lawsuit has been filed.  The Company maintains that its equipment was not the cause of the incident or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in these matters.  The Company does not believe that the final outcome of this matter will have a material adverse effect on its consolidated financial statements.

The Company received notification of a customer complaint filed in the Superior Court of California, County of Placer, on December 19, 2007.  The Complaint seeks damages in excess of $25,000.  On February 3, 2009, this case was settled for $22,000 through a court appointed mediator.  The Company has fully accrued this liability as of December 31, 2008 in the accompanying consolidated financial statements.

In December 2008, the Company received notification of a customer complaint filed on December 11, 2008, in Superior Court of California, County of Tuolumne.  The complaint alleges breach of warranty and breach of contract, and seeks damages in excess of $25,000.  The Company has referred this case to its attorneys who are attempting to settle this case.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on its consolidated financial statements.

As part of the acquisition of QR, the Company granted consulting agreements to each of the four former owners, for a total yearly commitment of 500,000 Euros.  Each agreement is for a period of five years and contains a non-compete clause.  The Company can terminate each agreement after the first year (April 2008), in which event, any individual so terminated is entitled to one-half of the compensation for the remaining term.  Effective July 2008, two of these consulting agreements were modified and the commitment was slightly reduced.  In November 2008, the other two individuals resigned effective January 1, 2009, and per the terms of their consulting agreements, each of their commitments was reduced to one-half of the original amount for the remaining contractual term.  The total revised commitment is for 310,000 Euros per year, through April 2012.  As of December 31, 2008, the Company has recorded a contractual liability of approximately 362,800 Euros, which reflects the total amount due, through April 2012, for the two former owners that have resigned; the expense has been reflected in the accompanying consolidated financial statements as selling, general and administrative expenses, the long-term portion of the liability has been recorded in deferred liabilities and the current portion has been recorded in accrued expenses.

(10) New Accounting Standards:

In June 2008, the FASB issued EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and/or EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  The Company is evaluating the effect of EITF 07-5, to assess whether or not there will be a material effect on the Company’s consolidated financial statements.

Management does not believe that there were any other recently issued, but not yet effective, accounting standards, other than mentioned above, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Capital Resources and Liquidity

The Company believes that its senior secured credit facility and foreign lines of credit will not be sufficient to finance its ongoing worldwide working capital requirements for the next twelve months.  As previously disclosed, the Senior Secured Lender agreed to lend to the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility (“Revolver”).  The Company’s aggregate outstanding advances under the Revolver exceed the maximum revolving credit commitment permissible under the Loan Agreement as a direct result of additional borrowings made by the Company under the Revolver to pay the term loan principal and interest charges and revolver interest charges for August through December 2008.  The Company is in default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum.  The Senior Secured Lender has not accelerated the Revolver.  The Senior Secured Lender began charging the default rate of interest (additional four (4) points) on the Revolving Credit and Term Loan effective December 1, 2008.  As of December 31, 2008, the rate was 14% on the convertible term note and 9.25% on the revolving loan facility.  Additionally, the Company’s foreign subsidiary, QR, has failed to make payment with respect to certain amounts due to one of its financial institutions pursuant to a line of credit agreement.  In January 2009, this lender agreed to an extended repayment through October 2009, and cancelled the 1,000,000 Euro outstanding line of credit. All of the Company’s debt, except for the capitalized lease, has been classified as a current liability in the accompanying consolidated financial statements.  The Company has instituted cost cutting measures to reduce its cash requirements.

The Company and its advisors are in the process of seeking out additional financing alternatives, including potential private equity sales of its securities, or seeking out a domestic or foreign strategic and/or financial partner to negotiate a transaction, including a merger with or acquisition by another entity, to best serve the Company’s long-term goals and needs.  There can be no assurance that the Company will be able to obtain any such financing or a transaction upon favorable terms to the Company, or at all.  In the event that the Company is unable to secure sufficient financing to maintain its operations, its business and financial condition would be materially adversely affected.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments regarding this uncertainty.

The Company’s working capital at December 31, 2008 decreased by approximately $2.39 million from June 30, 2008.  This decrease is principally due to decreases in accounts receivable and inventory, offset by a decrease in accrued expenses.  Sales were approximately 23% lower in the six months ended December 31, 2008 compared to the six months ended June 30, 2008, mainly because of the continuing current worldwide economic liquidity crisis which has, in turn, delayed the purchasing decisions for the Company’s high technology products and reduced the ability for potential customers to obtain financing.  The Company also received several deposits for the high technology products shipped in December 2008 as opposed to selling with credit terms.  The decrease in inventory is due to a better correlation of inventory levels with the decreased sales levels and the Company limiting its on-hand inventory to better manage the current cash flow situation.  The net decrease in accrued expenses is mainly due to the timing of the payment of certain year-end accruals, offset by the establishment of the contractual liability to two of the previous owners of QR.   The current portion of the outstanding debt decreased slightly.  The Company’s foreign subsidiary reduced its line of credit borrowings from 1.79M to .93M Euros based on collections of pledged accounts receivable and the Company wrote-off the balance of the imputed debt discount related to the warrants issued to the Senior Secured Lender, which was approximately $808,701, as the Company has currently not been able to successfully negotiate a waiver, a forbearance agreement or renegotiate the debt.  Accounts payable decreased slightly in the current six-month period to better match inventory levels with sales. However, the Company is continuing to work with its vendors so as to maintain production schedules.  Still, it has had to delay payments to vendors based on available cash resources and is currently 60 days past due on many accounts.

Operating cash flows were positive for the six months ended December 31, 2008 including the loss from operations.   As mentioned previously, the Company significantly reduced its inventory levels through a decision to decrease finished goods inventory.  Accounts receivable collections were maintained during this period and the Company is continuing to require significant deposits or prepayment for its high technology products. The operating loss for the three and six months ended December 31, 2008 includes approximately $505,000 related to the accrual (non cash) of the contractual obligation to two of the previous owners of QR.  The operating loss is mainly attributable to lower sales in this six month period, as the Company instituted significant measures to reduce costs in October 2008.  The operating loss for the three-month period ended December 31, 2008 reflects these cost reductions as it is significantly less than the operating loss for the three-month period ended September 30, 2008.  The Company has neither changed its payment policies to its vendors nor revised its payment terms with its customers.  The Company does not have any access to additional funds for working capital requirements.  The Company does not have the capacity to borrow on its senior secured debt in the United States and has limited borrowing ability on its lines of credit in Europe which were reduced in January 2009 from 2,000,000 to 1,000,000 Euros.

Capital expenditures for the first six months of Fiscal Year 2009 were $39,799, consisting mainly of small tooling expenditures related to the redesign, development and production of new imaging equipment, and some new computer equipment.  The Company expects to continue to finance any future capital requirements principally from internally generated funds.  The total amount of capital expenditures is not limited under the Company’s Revolving Credit and Term Loan Agreement; however, the Company has significantly reduced or delayed its capital purchases in the current period due to its limited cash flow.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its Common Stock to certain accredited investors for an aggregate consideration of $8,140,000.  The Company has registered these shares for resale.  The Common Stock was issued and sold pursuant to the exemption from registration pursuant to Regulation D of the Securities Act.  In connection with the transaction, the Company paid the placement agent a five (5%) percent fee.  The net proceeds were used to fund a portion of the purchase price of QR, which was completed on April 19, 2007.

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

The Company’s aggregate outstanding advances under the Revolver exceed the maximum revolving credit commitment permissible under the Loan Agreement as a direct result of additional borrowings made by the Company under the Revolver to pay the term loan principal and interest charges and revolver interest charges for August through December 2008.  The Company is in default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum borrowings. The Senior Secured Lender has not accelerated the Revolver.  The Senior Secured Lender began charging the default rate of interest (an additional four (4) points) on the Revolving Credit and Term Loan effective December 1, 2008.  As of December 31, 2008, the rate was 14% on the convertible term note and 9.25% on the revolving loan facility.  As described in Note 1, factors exist that result in doubt as to the Company’s ability to continue as a going concern.  The Company’s Revolving Credit and Term Loan Agreement contains a subjective acceleration clause and accordingly, all such debt has been classified as a current liability as of December 31, 2008 and June 30, 2008 in accordance with FASB Technical Bulletin No. 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.  In the first quarter of Fiscal Year 2009, the Company wrote-off the balance of the deferred financing costs related to this debt, approximately $152,250, which has been recorded as selling, general and administrative costs in the accompanying consolidated statements of operations, as the Company has not been able to successfully negotiate a waiver, a forbearance agreement or renegotiate this debt.  The Company was in compliance with all other terms and conditions of the Revolving Credit and Term Loan Agreement as of June 30, 2008.

Both loans are subject to mandatory prepayment in full in the event of certain events deemed to be a “sale,” including, but not limited to, a merger, sale of assets or change in control.  The term loan is convertible by the Senior Secured Lender at any time into shares of Common Stock at a conversion price of $2.37 per share.  The term loan is convertible at the Company’s option upon the satisfaction of certain conditions, including a reported trading price equal to 175% of the conversion price, the Common Stock being traded on NASDAQ, and a certain minimum trading volume, among others.  In addition, the Company and each of its wholly-owned subsidiaries executed a Collateral Agreement pursuant to which each such party agreed to grant a security interest in all of its respective assets to the Senior Secured Lender as collateral security for repayment of the loans.  Further, each domestic subsidiary agreed to guarantee performance of all of the Company’s obligations to the Senior Secured Lender.

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

The Company’s foreign subsidiary now maintains various lines of credit with one financial institution. In January 2009, these lines were decreased from 2,000,000 to 1,000,000 Euros; in April 2008, these lines had been increased from 1,750,000 to 2,000,000 Euros.  The borrowings under most of these lines of credit are guaranteed by specific foreign accounts receivable and inventory.  These lines of credit were granted in August 2007 and there are no restrictive covenants, subordination clauses or corporate guarantees.  As of December 31, 2008, there was 926,582 Euros outstanding in connection therewith.  The Company’s foreign subsidiary failed to make payment with respect to certain amounts due to one of these financial institutions pursuant to a line of credit agreement.  In January 2009, this lender agreed to extend repayment through October 2009 and cancelled the 1,000,000 Euro line of credit.  As of December 31, 2008, the Company owed 392,000 Euros to this financial institution.

The Company is dependent upon its Revolving Credit and Term Loan Agreement with the Senior Secured Lender, its foreign lines of credit, and continued minimum sales levels to finance its ongoing operations.  As of December 31, 2008, and the current date, the Company did not have any unused credit under the Revolving Credit and Term Loan Agreement as described above.

The Company is continuing to investigate various strategic alliances to increase its market share.  Some of these strategies could involve a merger with or acquisition by another entity, or joint venturing of one or more businesses or product line distributions.  There are no assurances that the Company will be able to identify any suitable candidate(s), or, if so identified, be able to enter into a definitive agreement with such candidates on terms favorable to the Company.

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

The U.S. dollar is the Company’s reporting currency; however, a significant portion of the consolidated operating results are denominated in Euros.  Since the acquisition in April 2007, the U.S. dollar/Euro exchange rate has fluctuated significantly, thereby impacting the Company’s financial results.  Between April 2007 and December 2008, the U.S. dollar/Euro exchange rate ranged from as low as $1.25 to as high as $1.59.  In the current six months ended December 31, 2008, the U.S. dollar/Euro exchange rate varied from $1.59 to $1.25, based on the current worldwide economic conditions and marketplace uncertainty.  The Company does not usually use foreign exchange contracts to manage foreign currency exposure.  As of December 31, 2008, there were no outstanding foreign exchange contracts.

Based on the recent losses, the Company instituted significant cost cutting measures in the first quarter of Fiscal Year 2009, which began to take effect in the second quarter of Fiscal Year 2009.  These measures include reductions in operating costs and worldwide sales, marketing and distribution costs, including payroll, employee benefits and operating overhead charges. The Company has replaced a portion of its dedicated sales force with industry-knowledgeable, independent sales representative to augment sales and reduce fixed costs.  The Company replaced its executive managers at its foreign operations so as to better serve worldwide customer demand and increase sales levels.

The Company’s operating results have varied in the past and are likely to vary in the future.  Due to variations that the Company has experienced in operating results, management does not believe that period-to-period comparisons of results of operations are necessarily meaningful or reliable as indicators of future performance.  These variations result from several factors, many of which are not in the Company’s control, including, but not limited to:

•	Changes in technology, specifically imaging modalities,
•	Demand for products and services,
•	The level of product, price and service competition,
•	Changes in product mix, which could affect profit margins,
•	Federal, state or local government regulation,
•	The timing of industry trade shows,
•	Currency fluctuations,
•	Capital spending budgets of customers,
•	General economic trends and conditions specific to the Company’s industry,
•	Changes in the prime rate of borrowing in the United States,
•	Changes in federal and foreign tax laws,
•	The timing of new product introductions by the Company as well as by its competitors,
•	Worldwide economic events which have continued to negatively impact potential customers’ purchasing decisions, and
•	Worldwide economic events which have continued to negatively impact the ability of customers to obtain financing.

Six Months in Fiscal Year 2009 Versus Six Months in Fiscal Year 2008

Sales decreased by approximately $2.2 million or 13.5% between the Fiscal Year 2008 and Fiscal Year 2009 six-month comparable periods.  The Company experienced lower sales in the current six-month period, which can be attributable to the current worldwide economic liquidity crisis which has negatively impacted the potential purchasing decisions for all of the Company’s products and reduced the ability for customers to obtain financing for these products.  Many customers continue to reconsider their purchases for the Company’s equipment and many distributors continue to reduce their on-hand inventory, based on their own economic circumstances and evolving worldwide market conditions.  There was an increase of approximately $1.65 million related to sales of the three-dimensional dental x-ray imaging systems, approximately $800,000 which related to the reclassification from deferred revenue to revenue, based on completion of certain contractual obligations.  The amount of sales from the Company’s veterinary products’ business decreased by approximately $545,000 due to reduced market demand.  The Company’s dental radiographic products decreased $1.49 million due to the loss of the Company’s Canadian distributor and lower worldwide sales as dentists continue to delay their purchasing decisions, especially for the more expensive digital radiographic systems.  The Company’s analog film processor business, including spare parts and chemistry, showed a decrease of approximately $1.8 million in the current six-month period, due to the continuing transition from analog to digital imaging processing as U.S. healthcare professionals continue to migrate to digital imaging equipment, which the Company also supplies, and the postponement of a large international order until the fourth quarter of the current year.  The Company continues to try to increase its worldwide distribution and expand and develop new international markets for its digital products, however, the global financial crisis has negatively impacted foreign customers as they too have reduced their purchases.

Gross profit as a percent of sales improved slightly between the Fiscal Year 2008 and Fiscal Year 2009 six-month comparable periods mainly due to the U.S. dollar improving in relation to the Euro in the second quarter of Fiscal Year 2009, which reduced the cost of foreign purchased items.

Selling, general, and administrative costs increased by approximately $322,500 or 4.75%, between the Fiscal Year 2008 and Fiscal Year 2009 six-month comparable periods.  There was an increase of approximately $956,000 in operating costs in Italy, and a decrease of approximately $633,500 in operating costs in the United States.  The Company increased administrative and sales personnel in Italy to properly produce, position, market and distribute the three-dimensional products worldwide.  In order to accomplish this goal, one Company senior executive relocated from the U.S. to Italy.  The Company also leased additional research and development space in Italy in January 2008, to allow for a realignment of factory production and distribution demands.  The Company sponsored “NewTom” day in July 2008, for its existing dealers and potential new customers to promote awareness of the Company’s three-dimensional imaging products and product improvements.  This event is held every other year.  The Company incurred higher sales commissions in Italy as it used more agents to increase sales.  The Company recorded a contractual obligation of approximately $505,000 to two of the former owners who have resigned effective January 1, 2009.  The decrease in the United States was offset by the write-off of approximately $152,250 in September 2008, which was related to the deferred financing costs which had been capitalized in April 2007, as the Company has not currently been able to successfully negotiate a waiver, a forbearance agreement or renegotiate its senior secured debt.  There was a decrease of approximately $785,800 related to the Company’s administrative, marketing/sales and technical support costs.  The Company reduced the number of exhibitions it attended in the current six-month period, reduced its outside consultants and advertising due to the current restraints on available funding, and reduced overhead costs and payroll and related benefits.  The Company has continued to maintain its technical support department infrastructure to assure timely customer satisfaction.  The three-dimensional imaging systems require a devoted technical support system, including installation, training and related costs to assist the end users.

Amortization of intangibles decreased approximately $369,100 or 62.3% due to the impairment charge of $5.6 million recorded in Fiscal Year 2008, which lowered the gross value of the other intangibles being amortized.

Research and development costs decreased by approximately $193,800, or 19.3%, between the Fiscal Year 2008 and Fiscal Year 2009 comparable six-month periods. The entire decrease is due to reductions in the U.S., as the Company has focused its research and development efforts on its three-dimensional imaging products with the group in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications.  Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  The Company continues to evaluate its strategy to develop and market additional high-tech digital products.

For the six-month period ended December 31, 2008, the loss on foreign currency transactions amounted to $2,150,705 due to the continued decrease in the value of the Euro in relation to the U.S. dollar during this time period.  A deferred tax asset has been recorded in Italy for this unrealized loss, in accordance with local laws.  For the six-month period ended December 31, 2007, the gain on foreign currency transactions amounted to $1,095,346 due to the increase in the value of the Euro in relation to the U.S. dollar during this time period.  A deferred tax liability was recorded in Italy for this unrealized gain.  This is an unrealized non-cash foreign currency transaction related to the U.S. dollar denominated intercompany note and recorded by QR in Euros.  On October 31, 2008, the Company reduced this intercompany note from $14 to $9 million and converted the $5 million to equity on the Italian subsidiary’s records to comply with local laws which require companies to maintain certain levels of equity.

For the six-month period ended December 31, 2008, net interest expense was approximately $1.28 million.  For the six-month period ended December 31, 2007, net interest expense was approximately $493,500.  This increase of approximately $786,700 is mainly attributable to the acceleration and write-off of the balance of the Term Note imputed debt discount of $808,701, as the Company has not been able to successfully negotiate a waiver, a forbearance agreement or renegotiate its senior secured debt.  There was also approximately $618,000 more in average borrowings during the current six-month period, all of which being foreign debt at lower interest rates compared to the interest rates in the comparable period in Fiscal Year 2008. Additionally, the U.S. average borrowing rate was approximately 2.5 points lower in the current six-month period.

The net tax benefit recorded for the six-month period ended December 31, 2008 and net tax expense for the six-month  period ended December 31, 2007, include foreign taxes at the statutory rates on the Company’s foreign operations, changes to the deferred tax accounts, and state income and capital taxes generated in the United States.  Included in the tax benefit for the period ended December 31, 2008 is a charge of approximately $166,000 to reflect tax differences related to the amortization of the acquisition goodwill which is not deductible for book purposes.  A long-term deferred tax liability has been established.  As of December 31, 2008, the Company had approximately $12.0 million in federal net operating loss carry forwards, and approximately $16.4 million in state net operating loss carry forwards.  These NOL’s will begin to expire in 2010 and are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code, may limit the amount of NOL’s available for use in any one year.

As of December 31, 2008, the Company has recorded net deferred tax assets of approximately $467,587 and as of June 30, 2008, net deferred tax liabilities of approximately $155,000.  The December 31, 2008 net deferred tax assets are comprised of approximately $694,681 of deferred tax assets and $227,094 of deferred tax liabilities.  The June 30, 2008 net deferred tax liabilities are comprised of approximately $698,000 of deferred tax liabilities and $543,000 of deferred tax assets. The deferred tax liabilities are related to the previously recorded net unrealized exchange gain on the intercompany note denominated in U.S. dollars, as it will only be taxed when realized and when repayment is made; and to differences related to the amortization of the acquisition goodwill for tax purposes.  The deferred tax assets are mainly related to the temporary differences on the intangible assets amortization.

Second Quarter of Fiscal Year 2009 Versus Second Quarter of Fiscal Year 2008

Sales for the second quarter of Fiscal Year 2009 were $7.28 million, which represents a decrease of approximately $1.38 million, or 15.9%, compared to the second quarter of Fiscal Year 2008, principally due to volume, as the Company continues to be adversely effected by the current worldwide economic liquidity crisis which has negatively impacted the potential purchasing decisions for all of the Company’s products and reduced the ability for customers to obtain financing for these products.  Many customers continue to reconsider their purchases for the Company’s equipment and many distributors continue to reduce their on-hand inventory, based on their own economic circumstances and evolving worldwide market conditions.  There was an increase of approximately $1.12 million related to sales of the three-dimensional dental x-ray imaging systems, approximately $300,000 which related to the reclassification from deferred revenue to revenue, based on completion of certain contractual obligations.  The Company’s veterinary products business decreased approximately $711,800, with the decline across all of the products, specifically the digital all-purpose x-ray systems, due to reduced market demand.  The sales from the Company’s dental radiographic products decreased by $1.1 million due to the loss of the Company’s Canadian distributor and lower worldwide sales as dentists continued to delay their purchasing decisions, especially for the more expensive digital radiographic systems.  The Company’s analog film processor business including spare parts and chemistry showed a decrease of approximately $678,800 in the current three-month period, due to the continuing transition from analog to digital imaging processing as U.S. healthcare professionals continue to migrate to digital imaging equipment, which the Company also supplies.  The Company continues to increase its worldwide distribution and expand and develop new international markets for its digital products, however, the global financial crisis has negatively impacted foreign customers as they too have delayed their purchases.

Gross profit as a percent of sales was approximately 4.9 percentage points higher in the second quarter of Fiscal Year 2008 as compared to the second quarter of Fiscal Year 2009 because the U.S. dollar improved in relation to the Euro in the second quarter of Fiscal Year 2009, which also reduced the cost of foreign purchased items.  Additionally, there was approximately $315,700 less in U.S. manufacturing overhead costs in the current three-month period attributable to the extensive cost cutting procedures the Company recently implemented.

Selling, general, and administrative costs decreased by approximately $137,300 or 3.7%, between the second quarter of Fiscal Year 2008 and the second quarter of Fiscal Year 2009.  There was an increase in operating costs in Italy of approximately $576,000. The Company recorded a contractual obligation of approximately $505,000 to two of the former owners who have resigned effective January 1, 2009.  The Company had previously increased its own administrative and sales personnel to properly produce, position, market and distribute the three-dimensional products worldwide.  The Company also leased additional research and development space in Italy in January 2008, to allow for a realignment of factory production and distribution demands.  The Company incurred higher sales commissions in Italy as it used more agents to increase sales.  There was a decrease in the US operations of approximately $700,000 due to the recent restructuring of the U.S. operations including significant reductions in operating costs and worldwide sales, marketing and distribution costs, including payroll, employee benefits and operating overhead charges.   The Company reduced the number of exhibitions it attended in the current three-month period, reduced its outside consultants and advertising expenditures, due to the current restraints on available funding.  The Company has continued to maintain its technical support department to assure timely customer satisfaction.  The three-dimensional imaging systems require a devoted infrastructure support system, including installation, training and related costs to assist the end users.

 Amortization of intangibles in the second quarter of Fiscal Year 2009 compared to the prior year decreased $199,500 or 65.7% due to the impairment charge of $5.6 million recorded in Fiscal Year 2008, which lowered the gross value of the other intangibles being amortized.

Research and development costs decreased approximately $240,200, or 42.2%, between the second quarter of Fiscal Year 2008 and second quarter of Fiscal Year 2009. The decrease is due to cost reductions in the U.S., as the Company has focused its research and development efforts on its three-dimensional imaging products with the group in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  The Company continues to evaluate its strategy to develop and market additional high-tech digital products.

For the second quarter of Fiscal Year 2009, the loss on foreign currency transactions amounted to $788,330 due to the continued decrease in the value of the Euro in relation to the U.S. dollar during this time period.  A deferred tax asset has been recorded in Italy for this unrealized loss, in accordance with local laws.  For the three-month period ended December 31, 2007, the gain on foreign currency transactions amounted to $518,223 due to the increase in the value of the Euro in relation to the U.S. dollar during this time period.  A deferred tax liability was recorded in Italy for this unrealized gain.  This is an unrealized non-cash foreign currency transaction related to the U.S. dollar denominated intercompany note and recorded by QR in Euros.  On October 31, 2008, the Company reduced this inter-company note from $14 million to $9 million and converted the $5 million to equity on the Italian subsidiary’s records to comply with local laws which require companies to maintain certain levels of equity.

For the second quarter of Fiscal Year 2009, net interest expense was approximately $222,600.  For the second quarter of Fiscal Year 2008, net interest expense was approximately $239,800.  This decrease of approximately $17,200 is attributable to approximately $182,700 more in average borrowings during the current three-month period, all of which being foreign debt at lower interest rates compared to the interest rates in the comparable period in Fiscal Year 2008.  Additionally, the U.S. average borrowing rate was 2 points lower in the current three-month period than in the comparable period in Fiscal Year 2008.

The Company made a small state tax payment in the U.S. in the second quarter of Fiscal Year 2009, based on the consolidated loss from operations and made the required national and local tax payments in Italy for Fiscal Year 2009, based on its foreign operations, as required by local law.  There is a charge of approximately $166,000 included in the provision for the three months ended December 31, 2008 to reflect tax differences related to the amortization of the acquisition goodwill which is not deductible for book purposes.  The Company recorded a provision for taxes on QR’s operations at the combined required statutory tax rate.  The net tax expense recorded for the three months ended December 31, 2008 and December 31, 2007, include foreign taxes at the statutory rates on the Company’s foreign operations, changes to the deferred tax accounts, and state income and capital taxes generated in the United States.  As of December 31, 2008, the Company had approximately $12.0 million in federal net operating loss carry forwards, and approximately $16.4 million in state net operating loss carry forwards.  These NOL’s will begin to expire in 2010 and are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code, may limit the amount of NOL’s available for use in any one year.

As of December 31, 2008, the Company has recorded net deferred tax assets of approximately $467,587 and as of June 30, 2008, net deferred tax liabilities of approximately $155,000.  The December 31, 2008 net deferred tax assets are comprised of approximately $694,681 of deferred tax assets and $227,094 of deferred tax liabilities.  The June 30, 2008 net deferred tax liabilities are comprised of approximately $698,000 of deferred tax liabilities and $543,000 of deferred tax assets. The deferred tax liabilities are related to the previously recorded net unrealized exchange gain on the intercompany note denominated in U.S. dollars, as it will only be taxed when realized and when repayment is made; and to differences related to the amortization of the acquisition goodwill for tax purposes.  The deferred tax assets are mainly related to the temporary differences on the intangible assets amortization.

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

In March 2005, the Company began to include an extended warranty with its digital sensors.  The Company continues to monitor the rate and costs of claims and review the adequacy of its warranty liability and has made changes in the warranty reserve, as necessary based upon the number of units sold, the actual amount of warranty claims processed, and the specific warranty period.  The increase in the warranty reserve has resulted in decreased gross profit for the Company.

In Fiscal Year 2008, the Company’s Italian subsidiary began to separately account for warranty costs related to its three-dimensional digital imaging equipment and has recorded a warranty reserve as of June 30, 2008 and December 31, 2008.

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

Deferred Tax Asset and Income Taxes
Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  Any changes in tax laws which affect the applicable tax rates will affect the deferred tax asset and will be reflected in the accompanying current tax provision.  The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized.  The Company estimates its valuation allowance based on an estimated forecast of its future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on the deferred tax asset and operating results could be affected.  In reviewing the valuation allowance, the Company considers future taxable income and determines whether it is more likely than not that a portion of the deferred tax asset will be realized.  Changes in these circumstances, such as an increase or decline in estimated future taxable income, would result in a re-determination of the valuation allowance.  In Fiscal Year 2008, the Company increased its valuation allowance on the U.S. portion of its deferred tax asset by approximately $4,398,000, as it does not believe that it is more likely than not that it will be able to utilize the net operating loss carry forwards based on recent losses and anticipated market conditions.

The Company has recorded deferred tax assets and liabilities associated with its operations.  Certain tax assets were acquired upon the acquisition of QR in April 2007 and primarily relate to the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

The Company has recorded NOLs amounting to approximately $12.0 million in federal NOLs and $16.4 million in state NOLs at December 31, 2008.  The NOLs are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company, as defined in Section 382 of the Internal Revenue Code, may limit the amount of NOLs available for use in any one year.

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

Goodwill is not amortized, but will be tested for impairment on an annual basis each June 30th, or whenever circumstances or events indicate that the carrying amount may not be recoverable.  These events include, without limitation, a significant change in the business climate, operating performance indicators, legal factors, competition or a significant change in the business entity.  The first step of the goodwill impairment tests will be based upon a comparison of the fair value of the reporting unit to the respective carrying value.  If the fair value of the reporting unit exceeds its carrying amount, no impairment exists.  If, however, the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any.  The implied fair value requires a fair value process similar to a business combination, where the individual assets and liabilities are valued at fair value with the difference between the fair value of the reporting unit being the implied fair value of goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value.  Any identified impairment will result in a charge to reduce the carrying value of the associated goodwill.  This could result in a material charge to earnings.

As of December 31, 2008, the Company does not believe there is any impairment of its goodwill or of its other intangible assets.  However, the occurrence of future events or deteriorating conditions, not limited to the Company's inability to obtain additional financing alternatives (as described above), operating or cash flow losses, potential merger with or acquisition by another entity, potential sale or disposal of assets significantly before the end of their previous estimated useful lives, may result in a future impairment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.  Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008.  The controls evaluation was conducted under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer.  Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that, as a result of the identification of the material weaknesses identified below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management concluded that the Company's internal controls over financial reporting were not operating effectively.  It was determined that there were control deficiencies that when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2008.  Those deficiencies were as follows:

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

In an effort to remediate the identified material weaknesses, consideration will be given to the following:

1. Management will continue to consider seeking candidates to expand the Board of Directors in order to ensure a majority of the Board is independent.

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

This financial expert will have any one or more of the following attributes:

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

Limitations of Effectiveness of Controls

As of the date of this filing, the Company is satisfied that actions implemented to date and those under consideration  will remediate the material weaknesses and deficiencies in the internal controls that have been identified.   The Company notes that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met.   The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of the limitations inherent in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

(b) Changes in Internal Controls over Financial Reporting

During the second quarter ended December 31, 2008, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

In October 2008, the Company and its insurance carrier each contributed $41,440 to an escrow account to settle the outstanding environmental litigation relating to property owned by the Company in New Jersey between August 1984 and June 1985.  In January 2009, the Consent Decree memorializing the settlement was lodged with the Court.  There is a ninety day comment period and the Court is expected to enter the Consent Decree in April 2009.

In November 2008, the Company and Genexa Medical Inc. (“Genexa”), were instructed by the court to attempt to negotiate through a court appointed mediator on January 9, 2009 the outstanding litigation which had been filed on May 5, 2008, in the United States District Court, Southern District of New York.  Genexa did not appear and the mediation was rescheduled for February 5, 2009.  Genexa did not appear again.  The Court has permitted Genexa’s attorneys to withdraw from the case and no new attorneys have been appointed as of the date of this filing.  Moreover, the shareholders of Genexa recently voted in favor of its liquidation.  The Company has filed a motion requesting Summary Judgment and dismissal of the case and is awaiting the judge’s ruling.

On February 3, 2009, the Company settled, through a court appointed mediator, the customer complaint which had been filed on December 19, 2007 in the Superior Court of California, County of Placer.  The complaint was settled for $22,000 and full releases were obtained.

The Company is a defendant (with several other parties) in a product liability insurance action, which was filed in January 2009, in the Superior Court of Justice, Ontario, Canada, under the simplified procedure provided in Rule 76 of the Rules of Civil Procedure.  The plaintiff, through their insurance company, claims that the Company’s equipment caused damage to the plaintiff’s premises in May 2007.  The complaint seeks approximately $50,000 in compensatory damages.  The Company maintains that its equipment was not the cause of the incident or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in this matter.  The Company does not believe that the final outcome of this matter will have a material adverse effect on the Company’s consolidated financial statements.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company does not believe that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on the Company’s consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 10, 2008, the Company held its Annual Meeting of Shareholders.  At the Annual Meeting, the following actions occurred:

1. The following individuals were each re-elected to the Board of Directors for one-year terms:

	For Election	Against Election
David Vozick	13,014,518	1,327,535
Donald Rabinovitch	13,017,568	1,324,485
Jack Becker	13,011,568	1,330,485
Robert Blatt	13,021,518	1,320,535

2. A proposal to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 100,000,000 was ratified by the following votes:

	For the Proposal	Against the Proposal	Abstain
Proposal No. 2	11,683,722	2,391,001	267,329

Item 6.  Exhibits.

31.1 -	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a – 14 (a) or Rule 15d-14(a).*
31.2 -	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a – 14 (a) or Rule 15d-14(a).*
31.3 -	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a – 14 (a) or Rule 15d-14(a).*
32.1 -	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.*
32.2 -	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.*
32.3 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION
(Registrant)

By: /s/David Vozick
David Vozick
Chairman of the Board,
(Co-Chief Executive Officer)
Secretary, Treasurer
Date: February 23, 2009

By: /s/Donald Rabinovitch
Donald Rabinovitch
President
(Co-Chief Executive Officer)
Date: February 23, 2009

By: /s/Elise Nissen
Elise Nissen
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: February 23, 2009