Form 10-K/A
period 2008-06-30
AFP IMAGING CORP
filed 2009-04-01
CIK 319126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)

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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer (  )    Accelerated Filer (  )    Non-Accelerated Filer (  )    Smaller reporting company (X)

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (X).

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 31, 2007 was approximately $9,397,316. On such date, the average closing bid and asked price of the Registrant's Common Stock, as reported by the OTC Bulletin Board, was $.65

The registrant had 17,928,800 shares of Common Stock outstanding as of October 10, 2008.

The information required by Part III of Form 10-K is incorporated by reference to the registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders.

                                Explanatory Note
                                ----------------

This Amendment No.1 to the Annual Report on Form 10-K/A ("Amendment No. 1") is being filed to amend the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, previously filed on October 14, 2008 (the "Original Filing") in order to revise the certifications contained in Exhibits 31.1, 31.2 and 31.3 as they relate to the Company's internal control over financial reporting. Except for the foregoing amended information, this Amendment No. 1 continues to describe conditions as of the date of the Original Filing, and should be read in conjunction with the Company's SEC Filings made subsequent to the Original Filing.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFP IMAGING CORPORATION


By:    /s/ Elise Nissen
       ------------------------------------
       Elise Nissen, Chief Financial Officer
       and Executive Vice-President of Finance

Date:  March 31, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Donald Rabinovitch
     ------------------------------------
     Donald Rabinovitch, President
        and Director
     (Co-Principal Executive Officer)

Date:  March 31, 2009


By:  /s/ David Vozick
     ------------------------------------
     David Vozick, Chairman of the Board,
        Secretary and Treasurer
     (Co-Principal Executive Officer)

Date:  March 31, 2009


By:  /s/ Robert Blatt
     -----------------------------------
     Robert Blatt, Director

Date:  March 31, 2009


By:   /s/ Jack Becker
     ------------------------------------
     Jack Becker, Director

Date:  March 31, 2009


By:  /s/ Elise Nissen
     ------------------------------------
     Elise Nissen, Chief Financial Officer
     (Principal Financial and Accounting Officer)

Date:  March 31, 2009

Exhibit 31.1

       CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE EXCHANGE ACT
       -------------------------------------------------------------------


I, David Vozick, certify that:

1. I have reviewed this Annual Report on Form 10-K of AFP Imaging Corporation (the "Report");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

         (d) Disclosed in this Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information: and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.









Date: March 31, 2009                           /s/ David Vozick
                                       ---------------------------------------
                                                  David Vozick
                                             Chairman of the Board
                                         Co-Principal Executive Officer

Exhibit 31.2

       CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE EXCHANGE ACT
       -------------------------------------------------------------------


I, Donald Rabinovitch, certify that:

1. I have reviewed this Annual Report on Form 10-K of AFP Imaging Corporation (the "Report");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

         (d) Disclosed in this Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information: and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.





Date: March 31, 2009                         /s/ Donald Rabinovitch
                                        ------------------------------------
                                               Donald Rabinovitch
                                                   President
                                         Co-Principal Executive Officer

Exhibit 31.3

       CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE EXCHANGE ACT
       -------------------------------------------------------------------


I, Elise Nissen, certify that:

1. I have reviewed this Annual Report on Form 10-K of AFP Imaging Corporation (the "Report");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

         (d) Disclosed in this Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information: and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.





Date: March 31, 2009                             /s/ Elise Nissen
                                              ---------------------------
                                                     Elise Nissen
                                               Chief Financial Officer