Form 10-Q
period 2009-03-31
AFP IMAGING CORP
filed 2009-05-14
CIK 319126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X        No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer		Accelerated filer	Non-accelerated filer
(Do not check if a smaller reporting company)
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes_____   No__X__

The registrant had 17,928,800 shares of its common stock outstanding as of May 12, 2009.

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

In the opinion of the Company, all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2009, and its results of operations for the nine and three-month periods ended March 31, 2009 and 2008, and its cash flows for the nine-month periods ended March 31, 2009 and 2008, consisting of normal recurring adjustments, have been included.  The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim periods.

Item 1:  FINANCIAL STATEMENTS

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – March 31, 2009 and June 30, 2008

Assets	March 31,	June 30,	Liabilities and Shareholders' Equity	March 31,	June 30,
	2009	2008		2009	2008
	(Unaudited)			(Unaudited)
Current Assets:			Current Liabilities:
Cash and cash equivalents	$873,390	$819,444	Current portion of long-term debt	$8,650,440	$8,578,056
Accounts receivable, less allowance for
doubtful accounts of $504,723 and			Accounts payable	2,695,000	3,557,357
$919,483, respectively	1,761,405	4,281,796
			Accrued expenses and other current
			liabilities	2,889,764	3,525,308
			Deferred revenue	22,000	822,000
			Total current liabilities	14,257,204	16,482,721
Inventories	3,848,238	6,950,129
Prepaid expenses and other current
assets	442,366	557,947	Deferred liabilities	925,457	718,358
Deferred income taxes	56,395	76,921	Long-term debt	16,303	22,957
Total current assets	6,981,794	12,686,237	Total liabilities	15,198,964	17,224,036

			Commitments and Contingencies (Note 9)

Property and equipment			Shareholders’ Equity:
At cost	2,218,963	2,252,099	Preferred stock - $.01 par value; authorized
Less accumulated depreciation	(1,878,970)	(1,778,510)	5,000,000 shares, none issued	-	-
	339,993	473,589	Common stock, $.01 par value; authorized
			100,000,000 shares at March 31, 2009 and
			30,000,000 shares at June 30, 2008; and
			17,928,800 shares outstanding at March
			31, 2009 and June 30, 2008	179,288	179,288
Deferred income taxes	593,980	466,022	Common stock warrants	91,131	91,131
Other assets	149,329	323,813	Paid-in capital	25,444,176	25,444,176
Goodwill	3,749,963	4,453,627	Accumulated deficit	(28,839,732)	(21,809,709)
Other intangibles, net	2,209,143	2,997,551	Cumulative translation adjustment	1,950,375	271,917
			Total shareholders’ (deficit)/equity	(1,174,762)	4,176,803

			Total Liabilities and Shareholders’
Total Assets	$14,024,202	$21,400,839	(Deficit)/Equity	$14,024,202	$21,400,839

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31

	2009	2008	2009	2008

Net sales	$4,868,589	$8,562,300	$18,798,168	$24,669,738

Cost of sales	(2,632,068)	5,044,692	(10,417,810)	14,505,785

Gross profit	2,236,521	3,517,608	8,380,358	10,163,953

Selling, general and administrative expenses	3,395,423	4,543,187	10,509,709	11,334,969
Amortization of intangibles	103,105	314,482	326,259	906,764
Research and development expenses	286,781	495,855	1,096,032	1,498,859
	3,785,309	5,353,524	11,932,000	13,740,592

Operating loss	(1,548,788)	(1,835,916)	(3,551,642)	(3,576,639)

Foreign currency (loss)/gain on intercompany note	(385,549)	992,678	(2,536,254)	2,088,024

Interest expense, net	241,931	220,613	1,522,132	714,077

Loss before provision for income taxes	(2,176,268)	(1,063,851)	(7,610,028)	(2,202,692)

(Benefit)/provision for income taxes	(196,809)	307,644	(580,005)	1,607,022

Net loss	$(1,979,459)	$(1,371,495)	$(7,030,023)	$(3,809,714)

Net loss per common share:
Basic	$(.11)	$(.08)	$(.39)	$(.21)
Diluted	$(.11)	$(.08)	$(.39)	$(.21)

Weighted average shares outstanding common stock:
Basic	17,928,800	17,928,800	17,928,800	17,928,800
Diluted	17,928,800	17,928,800	17,928,800	17,928,800

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ (Deficit)/Equity
For the Nine Months Ended March 31, 2009 and 2008
(Unaudited)

	Comprehensive Loss	Common Stock	Common Stock Warrants	Paid-in-Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total
Balance June 30, 2007		$179,288	$91,131	$25,404,045	$(10,760,543)	$(38,488)	$14,875,433
Foreign currency translation gain	$163,795	--	--	--	--	163,795	163,795
Stock based compensation expense	--	--	--	40,131	--	--	40,131
Net loss for nine months ended March 31, 2008	(3,809,714)	--	--	--	(3,809,714)	--	(3,809,714)
Comprehensive loss	$(3,645,919)	--	--	--	--	--	--
Balance March 31, 2008		$179,288	$91,131	$25,444,176	$(14,570,257)	$125,307	$11,269,645

Balance June 30, 2008		$179,288	$91,131	$25,444,176	$(21,809,709)	$271,917	$4,176,803
Foreign currency translation gain	$1,678,458	--	--	--	--	1,678,458	1,678,458
Net loss for nine months ended March 31, 2009	(7,030,023)	--	--	--	(7,030,023)	--	(7,030,023)
Comprehensive loss	$(5,351,565)	--	--	--	--	--	--
Balance March 31, 2009		$179,288	$91,131	$25,444,176	$(28,839,732)	$1,950,375	$(1,174,762)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,

	2009	2008
Cash flows from operating activities:
Net loss	$(7,030,023)	$(3,809,714)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities-
Depreciation and amortization	658,010	1,166,085
Loss on disposal of fixed assets	17,399	---
Amortization of discount on term loan	861,626	152,321
Non-cash compensation expense	---	40,131
Provision for losses on accounts receivable	---	683,494
Exchange rate effect on intercompany note	2,478,163	(2,088,024)
Deferred income taxes	(619,873)	1,161,841
Change in assets and liabilities:
Decrease in accounts receivable	2,282,446	1,093,691
Decrease in inventories	2,836,261	608,173
Increase in prepaid expenses and other assets	(140,247)	(135,249)
(Decrease)/increase in accounts payable	(538,643)	21,219
Increase/(decrease) in accrued expenses and other current liabilities	540,354	(391,992)
Decrease in deferred revenue and liabilities	(808,514)	(95,355)
Total adjustments	7,566,982	2,216,335

Net cash provided by/(used in) operating activities	536,959	(1,593,379)

Cash flows from investing activities:
Purchases of property and equipment	(46,189)	(141,213)

Net cash used in investing activities	(46,189)	(141,213)

Cash flows from financing activities:
Borrowing of debt	692,094	1,399,601
Repayment of debt	(1,112,361)	(462,963)

Net cash (used in)/provided by financing activities	(420,267)	936,638

Exchange rate effect on cash and cash equivalents	(16,557)	535,993

Net increase in cash and cash equivalents	53,946	(261,961)

Cash and cash equivalents, at beginning of period	819,444	921,632

Cash and cash equivalents, at end of period	$873,390	$659,671

Supplemental cash flow disclosures: Cash paid during the periods for-
Interest	$259,571	$587,962
Income taxes, net of refunds	$76,426	$750,447
Supplemental schedule of non-cash activity:
Equipment under capital lease	---	$35,872

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AFP Imaging Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

(1) General:

AFP Imaging Corporation (together with its subsidiaries, the “Company”) was organized on September 20, 1978 under the laws of the State of New York.  Since such date, the Company has been engaged in the business of designing, developing, manufacturing and distributing equipment for generating and/or capturing medical and dental diagnostic images.  The products utilize electronic and radiographic technologies, as well as the chemical processing of photosensitive materials.  The Company is ISO 9001 certified.  Medical, dental, veterinary and industrial professionals use these products.  The Company’s products are sold and distributed to worldwide markets under various brand names and trademarks through a network of independent and unaffiliated dealers and independent sales representatives.   The Company has one business segment - medical and dental x-ray imaging.

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

On April 19, 2007, the Company completed the acquisition of Quantitative Radiology srl, an Italian corporation (“QR”), by acquiring all of the outstanding share capital of QR from its shareholders.  QR is a global supplier of state-of-the-art, in-office three-dimensional dental and medical computed tomography (“CT”).  QR uses an imaging technology that features a cone shaped beam of x-rays (a “CBCT scanner”).  Prior to the acquisition of QR, the Company acted as QR’s exclusive distributor in North and South America, excluding Brazil.

The Company presently believes that its senior secured credit facility and foreign lines of credit will not be sufficient to finance its ongoing worldwide working capital requirements for the next twelve months.  ComVest Capital, LLC (the “Senior Secured Lender”) agreed to lend to the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility (the “Revolver”).  The Company’s aggregate outstanding advances under the Revolver exceed the maximum revolving credit commitment permissible under the Loan Agreement as a direct result of additional borrowings made by the Company under the Revolver to pay the term loan principal and interest charges and revolver interest charges for August 2008 through March 2009, and for accrued fees related to the facility.  The Company is in default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum.  The Senior Secured Lender has not accelerated the Revolver. The Senior Secured Lender began charging the default rate of interest (an additional four points) on the Revolving Credit and Term Loan effective December 1, 2008.  As of March 31, 2009, the rate was 14% on the convertible term note and 9.25% on the revolving loan facility.  The Company’s Revolving Credit and Term Loan Agreement contains a subjective acceleration clause and accordingly, all such debt has been classified as a current liability as of March 31, 2009 and June 30, 2008 in accordance with FASB Technical Bulletin No. 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements”.

The Company’s foreign subsidiary, QR, has failed to make timely payments with respect to certain amounts due to one of its financial institutions pursuant to one of its line of credit agreements.  In January 2009, this lender agreed to an extended repayment through October 2009, eliminated the available line of credit, increased the interest rate on the outstanding debt, and agreed it will extend no further borrowings on this line of credit.

All of the Company’s debt, except for the capitalized lease, has been classified as a current liability in the accompanying consolidated financial statements.

The Company has instituted significant cost cutting measures in order to reduce its operating cash requirements.  The Company has reduced its overhead and many of its discretionary expenditures.  The Company, along with its investment banking consultants and its Senior Secured Lender, is also currently in the process of seeking out additional financing alternatives, including potential private equity sales of its securities, or seeking out a domestic or foreign strategic and/or financial partner to negotiate a transaction, including a merger with or acquisition by another entity of either the Company or QR, to best serve the Company’s long-term goals and needs.  There can be no assurance that the Company will be able to obtain any such financing or consummate any such strategic transaction, upon favorable terms to it, or at all.  In the event that the Company is unable to secure sufficient financing or complete a transaction to maintain its operations, its business and financial condition would be materially adversely affected.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments regarding this uncertainty.  Due to the continued losses from operations and  the write-offs associated with the acquisition of QR, as of March 31, 2009, the Company had negative shareholders’ equity.

The consolidated financial statements reflect the financial position of the Company and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated.

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

(2) Stock Option Plans:

Effective July 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), using the modified prospective method without restatement of the interim periods prior to the adoption date, as described in SFAS 123R.  As a result, the Company began recognizing expenses in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards.  Under SFAS 123R, the Company must recognize compensation expense for (1) all share-based payments granted on or after July 1, 2005 and (2) any partially vested options as of July 1, 2005.  Prior to the adoption of SFAS 123R, the Company accounted for these plans pursuant to Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.   Therefore, compensation expense related to stock option awards was not reflected in operating expenses in any period prior to July 2005 (first quarter of Fiscal Year 2006), and prior period results have not been restated.  For the three and nine months ended March 31, 2009 and March 31, 2008 no incentive stock options were granted.  There was no non-cash stock based compensation expense related to stock option awards for the three and nine months ended March 31, 2009.  For the  three and nine months ended March 31, 2008, non-cash stock based compensation expense was $40,131 and $40,131, respectively, and related to a stock option award granted to an employee in 2007.

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

In April 2007, the Company granted an aggregate of 50,000 shares of Common Stock to an employee, at their current market value ($1.63), half of which vested immediately and the remainder of which vested in April 2008.  These options were issued with a ten-year contractual life.

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

The following is a reconciliation from basic to diluted shares for the three and nine months ended March 31, 2009 and 2008:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Basic Shares	17,928,800	17,928,800	17,928,800	17,928,800
Dilutive:
Options	---	---	---	---
Warrants	---	---	---	---
Diluted Shares	17,928,800	17,928,800	17,928,800	17,928,800

The following stock options and warrants have been excluded from the diluted weighted average number of shares outstanding for the three and nine months ended March 31, 2009 and 2008, since their potential exercise would be anti-dilutive.

	Three and nine months ended March 31,
	2009	2008
Options	849,400	889,900
Warrants	850,000	850,000
Diluted Shares	1,699,400	1,739,900

The Company’s Certificate of Incorporation was amended, in December 2008, to increase the number of outstanding authorized shares of common stock from 30,000,000 to 100,000,000, all with a stated par value of $.01 per share.  No new shares of common stock have been issued.

(4) Long and Short Term Debt:

On April 13, 2007, the Company entered into a senior secured facility (“Revolving Credit and Term Loan”) with the Senior Secured Lender that replaced the Company’s existing $2.5 million revolving line of credit  that was due to expire on September 21, 2007.  The Revolving Credit and Term Loan consists of a $5 million convertible term note and a $3 million revolving loan facility.  The convertible term note bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007 with a final balloon payment of all remaining amounts due there-under on April 30, 2012.  The revolving loan bears interest at a rate of two percent plus prime rate per annum, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum “borrowing base” limitations, and has certain reporting requirements to the lender.  The convertible term note, in addition to being convertible by the Company upon the satisfaction of certain conditions, is convertible by the lender at any time into shares of Common Stock at a conversion price of $2.37 per share or 2,109,705 shares based on the initial principal amount of the convertible term note.

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

The Company’s aggregate outstanding advances under the Revolver exceed the maximum revolving credit commitment permissible under the Loan Agreement as a direct result of additional borrowings made by the Company under the Revolver to pay the term loan principal and interest charges and revolver interest charges for August 2008 through March 2009, and for accrued fees related to the loan facility.  The Company is in default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum borrowings. The Senior Secured Lender has not accelerated the Revolver.  The Senior Secured Lender began charging the default rate of interest (an additional four points) on the Revolving Credit and Term Loan effective December 1, 2008.  As of March 31, 2009, the rate was 14% on the convertible term note and 9.25% on the revolving loan facility.  As described in Note 1, factors exist that raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s Revolving Credit and Term Loan Agreement contains a subjective acceleration clause and accordingly, all such debt has been classified as a current liability as of March 31, 2009 and June 30, 2008, in accordance with FASB Technical Bulletin No. 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements.”  In the first quarter of Fiscal Year 2009, the Company wrote-off the balance of the deferred financing costs related to this debt, approximately $152,250, which has been recorded as selling, general and administrative costs in the accompanying consolidated statements of operations, as the Company has not been able to successfully negotiate a waiver or forbearance agreement or renegotiate this debt.

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

The fair value of the warrants issued to the Senior Secured Lender is being treated as debt discount, and was originally accreted as interest expense utilizing the interest method over the 60-month term of the Term Loan.  As the Company has reclassified this debt as a current liability and has not been able to successfully negotiate a waiver or forbearance agreement, or renegotiate this debt, the balance of the debt discount, approximately $808,701, was accreted as interest expense in the quarter ended September 30, 2008, and is included in the accompanying  nine months ended March 31, 2009, consolidated statements of operations.  The original assumptions used for the Black-Scholes pricing model were as follows:  a risk-free interest rate of 4.66%, an expected volatility of 123%, an expected life of five years, and no expected dividends.  A summary of the balances of the Term Loan are as follows:

	March 31, 2009	June 30, 2008
Term Loan	$5,000,000	$5,000,000
Fair value of warrants (recorded as capital in excess of par)	(1,114,784)	(1,114,784)
Principal payments	(833,334)	(740,741)
Accretion of debt discount (recorded as interest expense)	1,114,784	253,158
Recorded value of Term Loan	$4,166,666	$3,397,633

QR currently has the ability to borrow up to 1,000,000 Euros under various lines of credit with one foreign financial institution and all such borrowings are classified as short term debt.  Most of these lines are guaranteed by QR’s accounts receivables and inventory.  These lines of credit were granted in August 2007 and increased from 1,750,000 to 2,000,000 Euros in April 2008 then decreased to 1,000,000 Euros in January 2009.  There were 914,844 Euros outstanding as of March 31, 2009 and 1,652,712 Euros outstanding as of June 30, 2008.  The funds borrowed in Italy are guaranteed by specific outstanding accounts receivable and inventory, and the current rate of borrowing is a function of Euribor plus .75% to 1.5%.

QR has failed to make timely payments with respect to certain amounts due to one of its financial institutions pursuant to one of its line of credit agreements.  In January 2009, this lender agreed to an extended repayment through October 2009, eliminated the available line of credit, increased the interest rate on the outstanding debt, and agreed to extend no further borrowings on this line of credit.

As of March 31, 2009 and June 30, 2008, the Company’s debt consisted of the following:

	March 31, 2009	June 30, 2008
Senior Secured Lender Term Loan, net of debt discount, where applicable	$4,166,666	$3,397,633
$3.0 Million Revolving Senior Credit Facility	3,262,046	2,569,952
Capitalized lease	25,039	30,903
Foreign line of credit borrowings	1,212,992	2,602,525
	8,666,743	8,601,013
Less current portion	8,650,440	8,578,056
Total long-term debt	$16,303	$22,957

At March 31, 2009, the Company had no unused lines of credit available.

Due to the short-term nature of all of the debt, the fair market value of all of the Company's debt approximated its carrying value.

(5) Inventories:

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventory reserves are provided for risks relating to slow moving items.  Demonstration equipment which is on consignment with customers is valued at cost, reduced for reductions in value due to technical obsolescence and/or wear and tear over periods up to five years, and is held for sale.  As of March 31, 2009 and June 30, 2008, demonstration equipment included in inventory was approximately $201,800 and $606,700, respectively.  At March 31, 2009 and June 30, 2008 inventories, consisted of the following:

	March 31, 2009	June 30, 2008
Raw materials and sub-component parts	$2,694,098	$3,675,763
Work-in-process and finished goods	1,154,140	3,274,366
	$3,848,238	$6,950,129

(6) Income Taxes:

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets reflect the tax rates expected to be in effect in the period in which the differences are expected to reverse.  The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.  As of March 31, 2009, the Company has recorded net deferred tax assets of approximately $460,620 and as of June 30, 2008, net deferred tax liabilities of approximately $155,000.  The March 31, 2009 net deferred tax assets include approximately $650,375 of deferred tax assets and $189,755 of deferred tax liabilities.  The June 30, 2008 net deferred tax liabilities are comprised of approximately $698,000 of deferred tax liabilities and $543,000 of deferred tax assets.  As of March 31, 2009, deferred tax liabilities relate to differences resulting from the amortization of the acquisition goodwill for tax purposes.  As of June 30, 2008, deferred tax liabilities related to the previously recorded net unrealized exchange gain on the intercompany note denominated in U.S. dollars, which was reversed as of March 31, 2009 due to the unrealized exchange losses in the current year.  The deferred tax assets are mainly related to the temporary differences on the intangible assets amortization and for the loss from operations in Italy.

The net tax benefit recorded for the three and nine months ended March 31, 2009 and the net tax provision recorded for the three and nine months ended March 31, 2008 include foreign taxes at the statutory rates on the Company’s foreign operations, changes to the deferred tax accounts, and state income and capital taxes generated in the United States. As of December 31, 2008, the Company established a non-current deferred tax liability of approximately $166,000 to reflect tax differences related to the amortization of the acquisition goodwill for tax purposes.  The current amount of approximately $23,719 and $189,755 is included in the tax benefit for the three and nine months ended March 31, 2009, respectively.  As of March 31, 2009, the Company had approximately $12.3 million in federal net operating loss (NOL) carry-forwards, and approximately $16.4 million in state NOL carry-forwards.  These NOLs will begin to expire in 2010 and are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), may limit the amount of NOLs available for use in any one year.

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109.  In accordance with FIN 48, the Company classifies interest as a component of income tax expense.  The implementation of FIN 48 had no impact on the Company’s financial statements, and no interest and penalties related to uncertain tax positions were accrued at March 31, 2009 and June 30, 2008.

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

The Company performed the required annual impairment tests as of June 30, 2008, in accordance with FASB Statements No. 142, Goodwill and Other Intangibles, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company expressly tested the developed technologies and customer relationships for impairment and determined that there had been impairment of $5,615,880 in their respective values.  The impairment charge was recognized in the fourth quarter of Fiscal Year 2008.  There were considerable changes in the marketplace for the Company’s three-dimensional Cone Beam dental equipment between April 2007 (when the Company acquired the Italian subsidiary and recorded these long-lived assets) and June 2008.  These factors affected the fair values related to the developed technologies and customer relationships initially recorded by the Company.  These circumstances included:

•	Increased competition (more companies and more Cone Beam models available for sale) between April 2007 and June 2008.
•
The developed technologies applied to a horizontal patient positioning unit originally produced and manufactured by the Italian subsidiary; which have been principally replaced by a vertical patient positioning unit.  The marketplace showed a marked preference for the vertical unit due to lower cost and much reduced floor space.  The Company continues to sell both types of units, but there appears to be much more demand for the vertical units, at its lower sales price.

•	Significant price competition.
•
The total dealer base acquired with the acquisition in April 2007 represented the basis for the original valuation of the customer relationships.  Due to increased market competition, price competition, and the beginnings of the credit crises in the United States, the Company realized impairment in the value ascribed to its customer relationships.

The Company, with the assistance of an outside consulting firm, calculated the fair value of the intangible assets using discounted cash flows, then determined that the carrying amount of the intangible assets were not recoverable using discounted cash flows.  For Customer Relationships, a three-year forecast, under a lost income method to estimate the lost profit upon attrition of the customers was used.  For developed technologies, a forecast based on nine years of cash flows (plus terminal value) was used.  This forecast estimated the remaining cash flows attributable to the developed technologies after deducting capital charges for returns on other identified assets of the Company.  These cash flows were then discounted by a present value factor of 16% for developed technologies and 17% for customer relationships (amounting to 1% and 2% respectively, over the Company’s weighted average cost of capital based upon the inherent risk associated with the nature of the intangible assets).

As of June 30, 2008 and March 31, 2009, the Company considered goodwill impairment and determined that there was no impairment in the carrying value.  The Company only has one Reporting Unit.  Therefore, the quoted market price of the Company’s stock was used in its determination of the fair value of the Reporting Unit, to be compared to the carrying amount.  As of June 30, 2008 and March 31, 2009, the market capitalization of the Company (without taking a control premium, estimated at June 30, 2008 to be 15%, into account to determine fair value) was greater than its carrying value.  Therefore, the Company determined that there was no impairment in the carrying value of goodwill as of June 30, 2008 and March 31, 2009.  At June 30, 2008, the Company reviewed various models to consider the possible impairment of goodwill including:  Discounted Cash Flows, (Income Approach), Guideline Companies Method, Market Transactions Method and Public Market Price Method (all being Market Approach).  All models indicated that the fair value of the goodwill of the Reporting Unit exceeded the carrying value of the Reporting Unit.  The Discounted Cash Flow Method and Public Market Price Method were deemed to be the most indicative of the fair value of the Reporting Unit.

As of March 31, 2009, the Company does not believe there is any impairment of its goodwill or of its other intangible assets.  However, the occurrence of future events or deteriorating conditions, not limited to the Company’s inability to obtain additional financing alternatives (as described in Note 1), operating or cash flow losses, potential merger with or acquisition by another entity, potential sale or disposal of assets significantly before the end of their previous estimated useful lives, and decreases in the market capitalization of the Company may result in a future impairment.

The following is a summary of the intangible assets subject to amortization:

June 30, 2008	Gross carrying amount	Impairment	Adjusted carrying amount	Accumulated amortization	Net
Developed technologies	$6,159,856	$4,006,292	$2,153,564	$1,053,564	$1,100,000
Customer relationships	3,646,125	1,609,588	2,036,537	436,537	1,600,000
Non-compete contracts and other	389,044	---	389,044	91,493	297,551
Total	$10,195,025	$5,615,880	$4,579,145	$1,581,594	$2,997,551

March 31, 2009	Gross carrying amount	Accumulated amortization	Net
Developed technologies	$1,813,305	$1,006,756	$806,549
Customer relationships	1,714,767	513,574	1,201,193
Non-compete contracts and other	327,575	126,174	201,401
Total	$3,855,647	$1,646,504	$2,209,143

Amortization for the three and nine months ended March 31, 2009 were $103,105 and $326,259, respectively.  Amortization for the three and nine months ended March 31, 2008 were $314,482 and $906,764, respectively.

The change in the value of the other intangibles from the date of acquisition to March 31, 2009, and the change in accumulated amortization, include changes in the U.S. Dollar/Euro exchange rates, which fluctuated during the periods.  For the nine months ended March 31, 2009, there was an impact of approximately $462,149 on the long-lived intangibles subject to amortization.

The changes in the carrying amount of goodwill are as follows:

For the period ended	Fiscal Year 2008	Nine Months ended March 31, 2009
Balance as of July 1,	$3,846,405	$4,453,627
Foreign currency translation difference	607,222	(703,665)
Balance as of March 31, 2009	---	$3,749,963
Balance as of June 30, 2008	$4,453,627	---

(8) Segment Information:

As of March 31, 2009 and 2008, and June 30, 2008, the Company had one business segment, medical and dental x-ray imaging.  The medical and dental segment operations are conducted under the Dent-X, EVA, NewTom and Company trade names and consist of the design, development, manufacturing, marketing and distribution of medical and dental x-ray imaging systems and all related accessories.  The amortization and impairment of the intangibles associated with the acquisition of QR has been attributed to the Italian operations.  Geographical financial information is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net sales:
United States	$2,952,486	$4,727,010	$10,759,496	$13,033,641
Europe	1,156,927	2,056,216	4,614,592	5,321,356
Other	759,176	1,779,074	3,424,080	6,314,741
	$4,868,589	$8,562,300	$18,798,168	$24,669,738
Net (loss)/income
United States	$(1,014,064)	$(1,772,229)	$(3,720,006)	$(4,807,361)
Europe	(965,395)	400,734	(3,310,017)	997,647
	$(1,979,459)	$(1,371,495)	$(7,030,023)	$(3,809,714)

	March 31, 2009	June 30, 2008
Identifiable assets:
United States	$4,571,408	$8,282,539
Europe	9,452,794	13,118,300
Total	$14,024,202	$21,400,839

(9) Commitments and Contingencies:

The Company is a defendant in an environmental claim relating to a property in New Jersey owned by the Company between August 1984 and June 1985.  This claim relates to the offsite commercial disposition of trash and waste in a landfill in New Jersey.  The Company maintains that its waste materials were of a general commercial nature.  This claim was originally filed in 1998 by the federal government in United States District Court for the District of New Jersey, Newark Vicinage, citing several hundred other third-party defendants.  The Company (through its former subsidiary, Kenro Corporation) was added, along with many other defendants, to the suit.  The Company's claimed liability was potentially assessed by the plaintiff at $150,000.  The Company joined the other involved defendants in an alternative dispute resolution (ADR) process for smaller claims.  On May 7, 2008, a tentative mediated settlement was reached by all parties, and the Consent Decree memorializing the settlement was lodged with the Court in January 2009.  The Company’s share is $82,880, of which the Company’s insurance carrier has agreed to pay 50% and to continue to equally share the defense costs incurred in this environmental claim.  In October 2008, the Company and its insurance carrier each contributed $41,440 to an escrow account to settle this outstanding environment claim.  There is a ninety-day comment period, and the Court is expected to enter the Consent Decree in May 2009.  The Company is unable at this time to assess the amount of liability that could result if this settlement is not finalized.

On May 5, 2008, the Company and Dent-X International, Inc. commenced litigation in the United States District Court, Southern District of New York, against Genexa Medical, Inc. (“Genexa”) to recover $394,610 for goods sold and delivered to Genexa during the period from December 11, 2007 through March 13, 2008, after Genexa failed and refused to pay the amount due.  On June 27, 2008, Genexa filed an Answer and Counterclaims.  In November 2008, both parties were instructed by the court to meet on January 9, 2009 to attempt to negotiate through a court appointed mediator.  Genexa did not appear and they did not appear at the next court date which was set for February 5, 2009.  The court permitted Genexa’s attorneys to withdraw from the case and no new attorneys have been appointed.  The shareholders of Genexa have allegedly voted in favor of its liquidation.  The Company filed a motion requesting Default Judgment and dismissal of the case, which was granted on March 26, 2009.  The Court also dismissed all of Genexa’s counterclaims.  The Company doubts that it will be able to collect any monies under the Judgment.

The Company is a defendant (with several other parties) in a product liability insurance action, which was filed in January 2009, in the Superior Court of Justice, Ontario, Canada, under the simplified procedure provided in Rule 76 of the Rules of Civil Procedure.  The plaintiff, through its insurance company, claims that the Company’s equipment caused damage to the plaintiff’s premises in May 2007.  The complaint seeks approximately $50,000 in compensatory damages.  The Company maintains that its equipment was not the cause of the incident or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in this matter.  The Company does not believe that the final outcome of this matter will have a material adverse effect on its consolidated financial statements.

The Company is a defendant (with another party) in a product liability insurance action, which was filed in April 2009 in the Supreme Court of the State of New York, County of Chemung.  The plaintiff, through its insurance company, claims that the Company’s equipment caused damage to the plaintiff’s premises in March 2007.  The complaint seeks approximately $1.1 million in compensatory damages.  The Company maintains that its equipment was not the cause of the incident or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in this matter.  The Company is unable at this time to assess if the final outcome of this matter will have a material adverse effect on its consolidated financial statements.

The Company received notification of a complaint filed in the Superior Court of California, County of Placer, on December 19, 2007.  The Complaint sought damages in excess of $25,000.  On February 3, 2009, this case was settled and a payment was made for $22,000 through a court appointed mediator.

In December 2008, the Company received notification of a complaint filed on December 11, 2008, in Superior Court of California, County of Tuolumne.  The complaint alleges breach of warranty and breach of contract, and seeks damages in excess of $25,000.  The Company has recorded a reserve of $50,000 as of March 31, 2009, in the accompanying consolidated financial statements.  The Company has referred this case to its attorneys who are attempting to settle this case.  The Company is unable at this time to assess if the final outcome of this matter will have a material adverse effect on its consolidated financial statements.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company cannot express an opinion that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on its consolidated financial statements.

As part of the acquisition of QR, the Company granted consulting agreements to each of the four former owners, for a total yearly commitment of 500,000 Euros.  Each agreement is for a period of five years and contains a non-compete clause.  The Company can terminate each agreement after the first year (April 2008), in which event, any individual so terminated is entitled to one-half of the compensation for the remaining term.  In November 2008,   two of the individuals resigned effective January 1, 2009, and per the terms of their consulting agreements, each of their commitments was reduced to one-half of the original amount for the remaining contractual term.  In March 2009, the remaining two individuals resigned effective April 1, 2009 and per the terms of their consulting agreements, each of their commitments was reduced to one-half of the original amount for the remaining contractual term.  The total revised commitment is for 250,000 Euros per year, through April 2012.  As of March 31, 2009, the Company has recorded a contractual liability of approximately 790,000 Euros, or approximately $1 million, which reflects the total amount due, through April 2012, to the four former owners. The expense has been reflected in the accompanying consolidated financial statements as selling, general and administrative expenses, the long-term portion of the liability has been recorded in deferred liabilities and the current portion has been recorded in accrued expenses.

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

Capital Resources and Liquidity

The Company believes that its senior secured credit facility and foreign lines of credit will not be sufficient to finance its ongoing worldwide working capital requirements for the next twelve months.  As previously disclosed, the Senior Secured Lender agreed to lend to the Company an aggregate of up to $8 million in the form of a $5 million term loan and a $3 million revolving loan facility (“Revolver”).  The Company’s aggregate outstanding advances under the Revolver exceed the maximum revolving credit commitment permissible under the Loan Agreement as a direct result of additional borrowings made by the Company under the Revolver to pay the term loan principal and interest charges and revolver interest charges for August 2008 through March 2009, and for accrued fees related to the facility.  The Company is in default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum.  The Senior Secured Lender has not accelerated the Revolver.  The Senior Secured Lender began charging the default rate of interest (an additional four points) on the Revolving Credit and Term Loan effective December 1, 2008.  As of March 31, 2009, the rate was 14% on the convertible term note and 9.25% on the revolving loan facility.

Additionally, QR has failed to make timely payments with respect to certain amounts due to one of its financial institutions pursuant to one of its line of credit agreements.  In January 2009, this lender agreed to an extended repayment through October 2009, eliminated the available line of credit, increased the interest rate on the outstanding debt, and agreed to extend no further borrowings on this line of credit.  All of the Company’s debt, except for the capitalized lease, has been classified as a current liability in the accompanying consolidated financial statements.  The Company has instituted significant cost cutting measures to reduce its cash requirements.

The Company, along with its investment banking consultants and its Senior Secured Lender, is also currently in the process of seeking out additional financing alternatives, including potential private equity sales of its securities, or seeking out a domestic or foreign strategic and/or financial partner to negotiate a transaction, including a merger with or acquisition by another entity of either the Company or QR, to best serve the Company’s long-term goals and needs.  There can be no assurance that the Company will be able to obtain any such financing or consummate any such strategic transaction, upon favorable terms to it, or at all.  In the event that the Company is unable to secure sufficient financing or complete a transaction to maintain its operations, its business and financial condition would be materially adversely affected.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments regarding this uncertainty.  Due to the continued losses from operations and the write-offs associated with the acquisition of QR, as of March 31, 2009, the Company had negative shareholders’ equity.

The Company’s working capital at March 31, 2009 decreased by approximately $3.5 million from June 30, 2008.  This decrease is principally due to decreases in accounts receivable and inventory, offset by decreases in accounts payable and accrued expenses.  Sales were approximately 24% lower in the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008, mainly because of the continuing worldwide economic credit crisis which has, in turn, continued to delay the purchasing decisions regarding the Company’s high technology products and reduced the ability for potential customers to obtain financing.  The decrease in inventory is due to a better correlation of inventory levels with decreased sales levels and the Company limiting its on-hand inventory to better manage the current cash flow situation.  The decrease in accounts payable is due to reduced inventory levels, which was reduced to better match the current sales.  The net decrease in accrued expenses is mainly due to the timing of the payment of certain year-end accruals, offset by the establishment of the contractual liability to the four previous owners of QR.   The current portion of the outstanding debt increased slightly due to (1) accrued interest and fees, (2) the Company wrote-off the balance of the imputed debt discount related to the warrants issued to the Senior Secured Lender, which was $808,701, as the Company has currently not been able to successfully negotiate a waiver or forbearance agreement or renegotiate the debt, and offset by (3) the Company’s foreign subsidiary reduced its line of credit borrowings from 1.79M to approximately .92M Euros based on collections of pledged accounts receivable.  The Company is continuing to work with its vendors so as to maintain production schedules.  Still, it has had to delay payments to vendors based on available cash resources and is currently 60-90 days past due on many accounts.

Operating cash flows were positive for the nine months ended March 31, 2009, including the loss from operations.   As mentioned previously, the Company significantly reduced its inventory levels by decreasing both finished goods and raw materials inventory levels.  Accounts receivable collections were maintained during this period and the Company is continuing to require significant deposits or pre-payment for its high technology products. The operating loss for the nine months ended March 31, 2009 includes approximately $1,029,000 related to the accrual of the contractual obligation to the four previous owners of QR.  The operating loss is mainly attributable to lower sales in this nine month period, as the Company instituted significant measures to reduce costs in October 2008.  The operating loss for the three-month period ended March 31, 2009 reflects these cost reductions and operating costs for the current quarter are significantly less than the two prior quarters of this fiscal year.  The Company does not have any access to additional funds for working capital requirements.  The Company does not have the capacity to borrow on its senior secured debt in the United States and has limited borrowing ability on its lines of credit in Europe which were reduced in January 2009 from 2,000,000 to 1,000,000 Euros.

Capital expenditures for the first nine months of Fiscal Year 2009 were $46,189, consisting mainly of small tooling expenditures related to the redesign, development and production of new imaging equipment, and some new computer equipment.  The Company sold a vehicle and recognized a loss of approximately $17,399.  The Company expects to continue to finance any future capital requirements principally from internally generated funds.  The total amount of capital expenditures is not limited under the Company’s Revolving Credit and Term Loan Agreement; however, the Company has significantly reduced or delayed its capital purchases in the current period due to its limited cash flow.

On April 12, 2007, the Company completed the sale of an aggregate of 5,500,000 shares of its Common Stock to certain accredited investors for an aggregate consideration of $8,140,000.  The Company has registered these shares for resale.  The Common Stock was issued and sold pursuant to the exemption from registration pursuant to Regulation D of the Securities Act.  In connection with the transaction, the Company paid the placement agent a five (5%) percent fee.  The net proceeds were used to fund a portion of the purchase price of QR.

On April 13, 2007, the Company entered into a senior secured facility (“Revolving Credit and Term Loan”) with the Senior Secured Lender that replaced the Company’s existing $2.5 million revolving line of credit  that was due to expire on September 21, 2007.  The Revolving Credit and Term Loan consists of a $5 million convertible term note and a $3 million revolving loan facility.  The convertible term note bears interest at a rate of ten percent (10%) per annum and provides for repayment over five years commencing in November 2007 with a final balloon payment of all remaining amounts due there-under on April 30, 2012.  The revolving loan bears interest at a rate of two percent plus prime rate per annum, has a specific formula to calculate available funds based on eligible accounts receivable and inventory, is subject to maximum “borrowing base” limitations, and has certain reporting requirements to the Senior Secured Lender.  The convertible term note, in addition to being convertible by the Company upon the satisfaction of certain conditions, is convertible by the Senior Secured Lender at any time into shares of Common Stock at a conversion price of $2.37 per share or 2,109,705 shares based on the initial principal amount of the convertible term note.

As previously disclosed, the Company’s aggregate outstanding advances under the Revolver exceed the maximum revolving credit commitment permissible under the Loan Agreement and the Company is in default under the Revolving Credit and Term Loan Agreement with respect to the Company’s obligation to repay the outstanding advances in excess of the permissible maximum borrowings. The Senior Secured Lender has not accelerated the Revolver.  The Senior Secured Lender began charging the default rate of interest (an additional four (4) points) on the Revolving Credit and Term Loan effective December 1, 2008.  As of March 31, 2009, the rate was 14% on the convertible term note and 9.25% on the revolving loan facility.  As described in Note 1, factors exist that result in doubt as to the Company’s ability to continue as a going concern.  The Company’s Revolving Credit and Term Loan Agreement contains a subjective acceleration clause and accordingly, all such debt has been classified as a current liability as of March 31, 2009 and June 30, 2008 in accordance with FASB Technical Bulletin No. 79-3 “Subjective Acceleration Clauses in Long-Term Debt Agreements. The Company was in compliance with all other terms and conditions of the Revolving Credit and Term Loan Agreement as of June 30, 2008.

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

QR maintains various lines of credit with one financial institution. In January 2009, these lines were decreased from 2,000,000 to 1,000,000 Euros; in April 2008, these lines had been previously increased from 1,750,000 to 2,000,000 Euros.  The borrowings under most of these lines of credit are guaranteed by specific foreign accounts receivable and inventory.  These lines of credit were granted in August 2007 and there are no restrictive covenants, subordination clauses or corporate guarantees.  As of March 31, 2009, there was 914,844 Euros outstanding in connection therewith.  QR has failed to make timely payments with respect to certain amounts due to one of its financial institutions pursuant to one of its line of credit agreements.  In January 2009, this lender agreed to an extended repayment through October 2009, eliminated the available line of credit, increased the interest rate on the outstanding debt, and agreed to extend no further borrowings on this line of credit.  As of March 31, 2009, 310,993 Euros was owed to this financial institution.

The Company is dependent upon its Revolving Credit and Term Loan Agreement with the Senior Secured Lender, its foreign lines of credit, and continued minimum sales levels to finance its ongoing operations.  As of March 31, 2009, and the current date, the Company did not have any unused credit under the Revolving Credit and Term Loan Agreement as described above.

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

The U.S. dollar is the Company’s reporting currency; however, a significant portion of the consolidated operating results are denominated in Euros.  Since the acquisition in April 2007, the U.S. dollar/Euro exchange rate has fluctuated significantly, thereby impacting the Company’s financial results.  Between April 2007 and March 2009, the U.S. dollar/Euro exchange rate ranged from as low as $1.25 to as high as $1.59.  In the current nine months ended March 31, 2009, the U.S. dollar/Euro exchange rate varied from $1.59 to $1.25, based on the current worldwide economic conditions and marketplace uncertainty.  The Company does not usually use foreign exchange contracts to manage foreign currency exposure.  As of March 31, 2009, there were no outstanding foreign exchange contracts.

Based on the recent losses, the Company instituted significant cost cutting measures in the first quarter of Fiscal Year 2009, which began to take effect in the second quarter of Fiscal Year 2009.  These measures include:

•	Approximately 10% of U.S. employees were terminated or took early retirement.
•	Salary reductions for all employees, including reduced work schedules.
•	Elimination of several management positions.
•	Reduction of trade show attendance, outside consultants, and advertisement placements.
•	Elimination of the Safe Harbor Match for the Company’s 401K plan.
•	Reduction in worldwide travel and all related costs.
•	Replaced several salaried sales personnel with industry-knowledgeable, independent sales representatives to augment sales and reduce fixed costs.

The Company has significantly scaled down its operating costs and expenses to better match the current reduced sales levels which have been adversely affected by the worldwide economic recession.  Currently, management does not believe that these cost reductions have had or will have a materially adverse impact on operations or future cash flows.  Therefore, the Company does not expect there to be any further asset impairments as a result of the above activities.   However, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company will test for recoverability its long-lived assets should events or changes in circumstances indicate that the current carrying amount may not be recoverable including projections or forecasts of continuing losses associated with the long-lived assets.  Based on recent stock price decreases, the Company has begun a quarterly comparison of its market capitalization to its book value in consideration of potential goodwill impairment.

The Company’s operating results have varied in the past and are likely to vary in the future.  Due to variations that the Company has experienced in operating results, management does not believe that period-to-period comparisons of results of operations are necessarily meaningful or reliable as indicators of future performance.  These variations result from several factors, many of which are not in the Company’s control, including, but not limited to:

•	Changes in technology, specifically imaging modalities,
•	Demand for products and services,
•	The level of product, price and service competition,
•	Changes in product mix, which could affect profit margins,
•	Federal, state or local government regulations,
•	The timing of industry trade shows,
•	Currency fluctuations,
•	Capital spending budgets of customers,
•	General economic trends and conditions specific to the Company’s industry,
•	Changes in the prime rate of borrowing in the United States,
•	Changes in federal and foreign tax laws,
•	The timing of new product introductions by the Company as well as by its competitors,
•	Worldwide economic events which have continued to negatively impact potential customers’ purchasing decisions, and
•	Worldwide economic events which have continued to negatively impact the ability of customers to obtain financing.

Nine Months in Fiscal Year 2009 Versus Nine Months in Fiscal Year 2008

Sales decreased by approximately $5.9 million or 23.9% between the Fiscal Year 2008 and Fiscal Year 2009 nine-month comparable periods.  The Company experienced lower sales in the current nine-month period, which can be attributable to the current worldwide economic credit crisis which has negatively impacted the potential purchasing decisions for all of the Company’s products and reduced the ability for customers to obtain financing for these products.  Many customers continue to reconsider their purchases for the Company’s equipment and many distributors continue to reduce their on-hand inventory, based on their own economic circumstances and evolving worldwide market conditions.  In the current nine-month period, there was a decrease of approximately $255,600 related to sales of the three-dimensional dental x-ray imaging systems; and approximately $800,000 of Fiscal Year 2009 revenue related to the reclassification from deferred revenue to revenue, based on completion of certain contractual obligations.  The amount of sales from the Company’s veterinary products’ business decreased by approximately $1.1 million due to reduced market demand.  The Company’s dental radiographic products decreased by approximately $2 million due to the closing by the Company’s Canadian distributor and lower worldwide sales as dentists continue to delay their purchasing decisions, especially for the more expensive digital radiographic systems.  The Company’s analog film processor business, including spare parts and chemistry, showed a decrease of approximately $2.5 million in the current nine-month period, due to the continuing transition from analog to digital imaging processing as U.S. healthcare professionals continue to migrate to digital imaging equipment, which the Company also supplies, and the postponement of a large international order until the next fiscal year.  The Company continues to try to increase its worldwide distribution and expand and develop new international markets for its digital products; however, the global financial crisis has negatively impacted foreign customers as they too have reduced their purchases.

Gross profit as a percent of sales improved 3.4% between the Fiscal Year 2008 and Fiscal Year 2009 nine-month comparable periods mainly due to the U.S. dollar improving in relation to the Euro in the second and third quarters of Fiscal Year 2009, which reduced the cost of foreign purchased items.  The Company decreased its U.S. manufacturing overhead costs by approximately $726,000 in the current nine-month period.

Selling, general, and administrative costs decreased by approximately $825,260, or 7.3%, between the Fiscal Year 2008 and Fiscal Year 2009 nine-month comparable periods.  There was an increase of approximately $935,000 in operating costs in Italy, and a decrease of approximately $1,760,000 in operating costs in the United States.  The Company’s Italian operations recorded a three-year future contractual obligation of approximately $1,029,000 to the four former owners who have resigned effective January 1, 2009 and April 1, 2009.  The Company increased administrative and sales personnel in Italy to properly produce, position, market and distribute the three-dimensional products worldwide.  The Company sponsored “NewTom” day in July 2008 for its existing dealers and potential new customers to promote awareness of the Company’s three-dimensional imaging products and product improvements.  The Company incurred higher sales commissions in Italy, as it used more sales agents to increase sales.   The nine months ended March 31, 2008 included an increase in the Italian operation’s reserve for doubtful accounts of approximately $300,000.  The decrease in the United States was offset by the write-off of approximately $152,250 in September 2008, which was related to the deferred financing costs which had been capitalized in April 2007, as the Company has not been able to successfully negotiate a waiver or forbearance agreement or renegotiate its senior secured debt.  There was a decrease of approximately $1.9 million related to the Company’s administrative and marketing/sales costs.  The Company reduced the number of exhibitions it attended in the current nine-month period, reduced its outside consultants and advertising due to the current restraints on available funding, and reduced overhead costs and payroll and related benefits.  The Company’s legal fees increased approximately $393,000 in the current nine-month period due to the ongoing negotiations with its senior secured lender.  The nine months ended March 31, 2008 included an increase in the Company’s U.S. operation’s allowance for doubtful accounts of approximately $400,000.  The Company has continued to maintain its technical support department infrastructure to assure timely customer satisfaction.  The three-dimensional imaging systems require a devoted technical support system, including installation, training and related costs to assist the end users.

Amortization of intangibles decreased approximately $580,536 or 64.0% due to the impairment charge of $5.6 million recorded in Fiscal Year 2008, which lowered the gross value of the other intangibles being amortized.

Research and development costs decreased by approximately $402,827, or 26.9%, between the Fiscal Year 2008 and Fiscal Year 2009 comparable nine-month periods. The decrease is due to reductions in the U.S., as the Company has focused its research and development efforts on its three-dimensional imaging products in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications.  Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  The Company continues to evaluate its strategy to develop and market additional high-tech digital products.

For the nine-month period ended March 31, 2009, the loss on foreign currency transactions amounted to approximately  $2,536,254 due to the continued decrease in the value of the Euro in relation to the U.S. dollar during this time period.  A deferred tax asset has been recorded in Italy for this unrealized loss, in accordance with local laws.  For the nine-month period ended March 31, 2008, the gain on foreign currency transactions amounted to $2,088,024 due to the increase in the value of the Euro in relation to the U.S. dollar during this time period.  The deferred tax liability which was recorded in Italy for this unrealized gain was reversed as of March 31, 2009.  This is an unrealized non-cash foreign currency transaction related to the U.S. dollar denominated intercompany note and recorded by QR in Euros.  On October 31, 2008, the Company reduced this intercompany note from $14 to $9 million and converted the $5 million to equity on the Italian subsidiary’s records to comply with local laws which require companies to maintain certain levels of equity.

For the nine-month period ended March 31, 2009, net interest expense was approximately $1.52 million.  For the nine-month period ended March 31, 2008, net interest expense was approximately $714,000.  This increase of approximately $808,000 is mainly attributable to the acceleration and write-off of the balance of the Term Note imputed debt discount of $808,701, as the Company has not been able to successfully negotiate a waiver or a forbearance agreement or renegotiate its senior secured debt.  There was also approximately $399,000 more in average borrowings during the current nine-month period, most of which consisted of foreign debt at lower interest rates compared to the interest rates in the comparable period in Fiscal Year 2008.  Additionally, the U.S. average borrowing rate was approximately the same for the two comparable periods, due to the default interest rate being charged since December 2008.

The net tax benefit recorded for the nine-month period ended March 31, 2009 and net tax expense for the nine-month  period ended March 31, 2008, include foreign taxes at the statutory rates on the Company’s foreign operations, changes to the deferred tax accounts, and state income and capital taxes generated in the United States.  Included in the tax benefit for the period ended March 31, 2009 is a charge of approximately $189,755 to reflect tax differences related to the amortization of the acquisition goodwill which is not deductible for book purposes.  A long-term deferred tax liability has been established.  As of March 31, 2009, the Company had approximately $12.3 million in federal net operating loss carry forwards, and approximately $16.4 million in state net operating loss carry forwards.  These NOL’s will begin to expire in 2010 and are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code, may limit the amount of NOL’s available for use in any one year.

As of March 31, 2009, the Company has recorded net deferred tax assets of approximately $460,620 and as of June 30, 2008, net deferred tax liabilities of approximately $155,000.  The March 31, 2009 net deferred tax assets are comprised of approximately $650,375 of deferred tax assets and $189,755 of deferred tax liabilities.  The June 30, 2008 net deferred tax liabilities are comprised of approximately $698,000 of deferred tax liabilities and $543,000 of deferred tax assets. As of March 31, 2009, deferred tax liabilities relate to differences due to the amortization of the acquisition goodwill for tax purposes.  As of June 30, 2008, deferred tax liabilities related to the previously recorded net unrealized exchange gain on the intercompany note denominated in U.S. dollars, and was reversed as of March 31, 2009 due to the unrealized exchange losses in the current year.  The deferred tax assets are mainly related to the temporary differences on the intangible assets amortization and for the loss from operations in Italy.

Third Quarter of Fiscal Year 2009 Versus Third Quarter of Fiscal Year 2008

Sales for the third quarter of Fiscal Year 2009 were approximately $4.87 million, which represents a decrease of approximately $3.7 million, or 43.1%, compared to the third quarter of Fiscal Year 2008, principally due to reduced volumes as the Company continues to be adversely effected by the current worldwide economic credit crisis which has negatively impacted the potential purchasing decisions for all of the Company’s products and reduced the ability for customers to obtain financing for these products..  There was a decrease of approximately $1.9 million related to sales of the three-dimensional dental x-ray imaging systems, as dental specialists continue to delay their purchasing commitments for this specialized equipment.  The Company’s veterinary products business decreased approximately $456,000, with the decline across all of the products, specifically the digital, all-purpose x-ray systems, due to reduced market demand for this higher priced equipment.  The sales from the Company’s dental radiographic products decreased approximately $465,000 due to lower worldwide sales as dentists continued to delay their purchasing decisions, especially for the more expensive digital radiographic systems.  The Company’s analog film processor business including spare parts and chemistry showed a decrease of approximately $867,000 in the current three-month period due to the continuing transition from analog to digital imaging processing as U.S. healthcare professionals continue to migrate to digital imaging equipment, which the Company also supplies.

Gross profit as a percent of sales was approximately 4.9% higher in the third quarter of Fiscal Year 2009 as compared to the third quarter of Fiscal Year 2008 due to improvements in the U.S. dollar in relation to the Euro in the current quarter, which also reduced the cost of foreign purchased items.  Additionally, there was approximately $284,000 less in U.S. manufacturing overhead costs in the current three-month period attributable to the extensive cost cutting procedures the Company recently implemented.

Selling, general, and administrative costs decreased by approximately $1.15 million or 25.3%, between the third quarter of Fiscal Year 2008 and the third quarter of Fiscal Year 2009.  Operating costs in Italy were fairly constant between the two comparable periods.  The Company recorded a contractual obligation of approximately $556,700 to two of the former owners who have resigned effective April 1, 2009.  The quarter ended March 31, 2008 included an increase in the Italian operation’s allowance for doubtful accounts of approximately $300,000.  The Euro was much stronger than the U.S. dollar in the quarter ended March 31, 2008, which effected the conversion of the expenses to U.S. dollars.  There was a decrease in the US operating costs of approximately $1.1 million due to the recent restructuring of the U.S. operations including significant reductions in operating costs and worldwide sales, marketing and distribution costs, including payroll, employee benefits and operating overhead charges.   The Company reduced the number of exhibitions it attended in the current three-month period, reduced its outside consultants and advertising expenditures, due to the current restraints on available funding.  The Company’s legal fees increased by approximately $297,000 in the current quarter due to the Company’s ongoing negotiations with its senior secured lender.  There was an increase in the U.S. operation’s allowance for doubtful accounts of approximately $400,000 during the quarter ended March 31, 2008.  The Company has continued to maintain its technical support department to assure timely customer satisfaction.  The three-dimensional imaging systems require a devoted infrastructure support system, including installation, training and related costs to assist the end users.

Amortization of intangibles in the third quarter of Fiscal Year 2009 compared to the prior year decreased by $211,377 or 67.2% due to the impairment charge of $5.6 million recorded in Fiscal Year 2008, which lowered the gross value of the other intangibles being amortized.

Research and development costs decreased by approximately $209,074, or 42.2%, between the third quarter of Fiscal Year 2008 and third quarter of Fiscal Year 2009. The decrease is mainly due to cost reductions in the U.S., as the Company has focused its research and development efforts on its three-dimensional imaging products in Italy.  The Company continues to invest in the design, development and refinement of its existing digital imaging products, as well as the design and development of new digital imaging products for the human dental and broad veterinary applications. Research and development costs may fluctuate between reporting periods, due to changing research and development consulting agreements, initiation or completion of certain project tasks, and market demands.  The Company continues to evaluate its strategy to develop and market additional high-tech digital products.

For the third quarter of Fiscal Year 2009, the loss on foreign currency transactions amounted to approximately $385,549, due to the continued decrease in the value of the Euro in relation to the U.S. dollar during this time period.  A deferred tax asset has been recorded in Italy for this unrealized loss, in accordance with local laws.  For the three-month period ended March 31, 2008, the gain on foreign currency transactions amounted to $992,678 due to the increase in the value of the Euro in relation to the U.S. dollar during this time period.  The deferred tax liability which had been recorded in Italy for this unrealized gain was reversed as of March 31, 2009.  This is an unrealized non-cash foreign currency transaction related to the U.S. dollar denominated intercompany note and recorded by QR in Euros.  On October 31, 2008, the Company reduced this inter-company note from $14 million to $9 million and converted the $5 million to equity on the Italian subsidiary’s records to comply with local laws which require companies to maintain certain levels of equity.

For the third quarter of Fiscal Year 2009, net interest expense was $241,931.  For the third quarter of Fiscal Year 2008, net interest expense was $220,613.  This increase of approximately $21,318 is mainly attributable to higher interest rates in the current quarter due to the default interest rate being charged in the U.S. since December 2008 and higher rates in Italy on the debt renegotiated in January 2009.

The Company made a small state tax payment in the U.S. in the third quarter of Fiscal Year 2009, based on the consolidated loss from operations and made the required national and local tax payments in Italy for Fiscal Year 2009, based on its foreign operations, as required by local law.  There is a charge of $23,719 included in the benefit for the three months ended March 31, 2009 to reflect tax differences related to the amortization of the acquisition goodwill which is not deductible for book purposes.  The Company recorded a tax benefit for taxes on QR’s loss from operations at the combined required statutory tax rate.  The net tax benefit recorded for the three months ended March 31, 2009 and net tax expense recorded for the three months ended March 31, 2008, include foreign taxes at the statutory rates on the Company’s foreign operations, changes to the deferred tax accounts, and state income and capital taxes generated in the United States.  As of March 31, 2009, the Company had approximately $12.3 million in federal net operating loss carry forwards, and approximately $16.4 million in state net operating loss carry forwards.  These NOL’s will begin to expire in 2010 and are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code, may limit the amount of NOL’s available for use in any one year.

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

In Fiscal Year 2008, the Company’s Italian subsidiary began to separately account for warranty costs related to its three-dimensional digital imaging equipment and has recorded a warranty reserve as of June 30, 2008 and March 31, 2009.

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

The Company has recorded NOLs amounting to approximately $12.3 million in federal NOLs and $16.4 million in state NOLs at March 31, 2009.  The NOLs are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company, as defined in Section 382 of the Internal Revenue Code, may limit the amount of NOLs available for use in any one year.

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

As of March 31, 2009, the Company does not believe there was any impairment of its goodwill or of its other intangible assets.  However, the occurrence of future events or deteriorating conditions, not limited to the Company’s inability to obtain additional financing alternatives (as described in Note 1), operating or cash flow losses, potential merger with or acquisition by another entity, potential sale or disposal of assets significantly before the end of their previous estimated useful lives, and decreases in the market capitalization of the Company may result in a future impairment

Litigation and Contingencies

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.  Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009.  The controls evaluation was conducted under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer.  Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that, as a result of the identification of the material weaknesses identified below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2009, management concluded that the Company's internal controls over financial reporting were not effective.  It was determined that there were control deficiencies that when aggregated, were a material weakness in our internal control over financial reporting as of March 31, 2009.  None of these individual deficiencies were deemed to be a material weakness in our internal control separately.  Those deficiencies were as follows:

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

Remediation of Material Weaknesses

The above identified material weakness did not result in any errors to the Company’s 2008 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified deficiencies noted above could result in a material misstatement in our financial statements that might result in a material misstatement in a future annual or interim period.

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

(b) Changes in Internal Controls over Financial Reporting

During the third quarter ended March 31, 2009, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to Item 3 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and to the references therein, for a discussion of all material pending legal proceedings to which the Company and its subsidiaries are parties.

In October 2008, the Company and its insurance carrier each contributed $41,440 to an escrow account to settle the outstanding environmental litigation relating to property owned by the Company in New Jersey between August 1984 and June 1985.  In January 2009, the Consent Decree memorializing the settlement was lodged with the Court.  There is a ninety day comment period and the Court is expected to enter the Consent Decree in May 2009.

In November 2008, the Company and Genexa Medical Inc. (“Genexa”), were instructed by the court to attempt to negotiate through a court appointed mediator on January 9, 2009 the outstanding litigation which had been filed on May 5, 2008, in the United States District Court, Southern District of New York. Genexa did not appear and they did not appear at the next court date which was set for February 5, 2009.  The court permitted Genexa’s attorneys to withdraw from the case and no new attorneys have been appointed.  The Company filed a motion requesting Default Judgment and dismissal of the case, which was granted on March 26, 2009.  The court also dismissed all of Genexa’s counterclaims.  The Company doubts that it will be able to collect any monies under the Judgment.

On February 3, 2009, the Company settled, through a court appointed mediator, the customer complaint which had been filed on December 19, 2007 in the Superior Court of California, County of Placer.  The complaint was settled for $22,000 and full releases were obtained.

The Company is a defendant (with several other parties) in a product liability insurance action, which was filed in January 2009, in the Superior Court of Justice, Ontario, Canada, under the simplified procedure provided in Rule 76 of the Rules of Civil Procedure.  The plaintiff, through its insurance company, claims that the Company’s equipment caused damage to the plaintiff’s premises in May 2007.  The complaint seeks approximately $50,000 in compensatory damages.  The Company maintains that its equipment was not the cause of the incident or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in this matter.  The Company does not believe that the final outcome of this matter will have a material adverse effect on its consolidated financial statements.

The Company is a defendant (with another party) in a product liability insurance action, which was filed in April 2009 in the Supreme Court of the State of New York, County of Chemung.  The plaintiff, through its insurance company, claims that the Company’s equipment caused damage to the plaintiff’s premises in March 2007.  The complaint seeks approximately $1.1 million in compensatory damages.  The Company maintains that its equipment was not the cause of the incident or the resultant damage.  The Company’s insurance carriers, and their attorneys, are assisting in the Company’s defense in this matter.  The Company is unable at this time to assess if the final outcome of this matter will have a material adverse effect on its consolidated financial statements.

In December 2008, the Company received notification of a complaint filed on December 11, 2008, in Superior Court of California, County of Tuolumne.  The complaint alleges breach of warranty and breach of contract, and seeks damages in excess of $25,000.  The Company has recorded a reserve of $50,000 as of March 31, 2009, in the accompanying consolidated financial statements.  The Company has referred this case to its attorneys who are attempting to settle this case.  The Company is unable at this time to assess if the final outcome of this matter will have a material adverse effect on its consolidated financial statements.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business.  The Company cannot express an opinion does that any adverse final outcome of any of these matters, whether covered by insurance or otherwise, would have a material adverse effect on its consolidated financial statements.

Item 6.  Exhibits.
31.1 - Certification Pursuant to Exchange Act Rule 13a – 14 (a) or Rule 15d-14(a).*
31.2 - Certification Pursuant to Exchange Act Rule 13a – 14 (a) or Rule 15d-14(a).*
31.3 - Certification Pursuant to Exchange Act Rule 13a – 14 (a) or Rule 15d-14(a).*
32.1 - Certification Pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.*
32.2 - Certification Pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.*
32.3 - Certification Pursuant to 18 U.S.C. Section 1350 of the Sarbanes – Oxley Act of 2002.*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFP IMAGING CORPORATION (Registrant)

By:	/s/David Vozick
David Vozick
Chairman of the Board, (Co-Chief Executive Officer) Secretary, Treasurer
Date: May 14, 2009

By:	/s/Donald Rabinovitch
Donald Rabinovitch
President (Co-Chief Executive Officer)
Date: May 14, 2009

By:	/s/Elise Nissen
Elise Nissen
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 14, 2009